Form 10-Q
period 2007-06-30
Monotype Imaging Holdings Inc.
filed 2007-09-07
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33612

MONOTYPE IMAGING HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3289482
(State of incorporation)	(I.R.S. Employer Identification No.)

500 Unicorn Park Drive Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 970-6000

(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

34,133,867 shares of Common Stock, par value $0.001 per share, outstanding as of August 31, 2007.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$8,540	$10,878
Accounts receivable, net of allowance for doubtful accounts of $18 and $0 at June 30, 2007 and December 31, 2006, respectively	4,841	5,689
Deferred income taxes	793	809
Investment in interest rate cap	882	481
Prepaid expense and other current assets	1,306	2,106

Total current assets	16,362	19,963
Property and equipment, net	1,935	1,863
Goodwill	138,452	139,391
Intangible assets, net	111,419	106,499
Investment in interest rate cap	73	27
Prepaid royalties	400	308
Other assets	1,632	4,263

Total assets	$270,273	$272,314

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,580	$1,123
Accrued expenses	12,683	13,321
Current portion of deferred compensation	869	—
Accrued income taxes	2,066	1,316
Deferred revenue	5,034	9,700
Current portion of long-term debt	13,105	10,909

Total current liabilities	35,337	36,369

Long-term debt, less current portion	189,793	184,679
Deferred income taxes	14,369	15,035
Reserve for income taxes, net of current portion	—	606
Accrued pension benefits	3,184	3,309
Commitments and contingencies (Note 13)
Convertible redeemable preferred stock, at redemption value, $0.01 par value, 5,994,199 shares authorized, 5,840,354 shares issued and outstanding as of December 31, 2006 and June 30, 2007	40,170	70,341

Stockholders’deficit:
Common stock, $0.001 par value, 40,000,000 shares authorized, 3,764,088 and 3,805,996 shares issued and outstanding as of December 31, 2006 and June 30, 2007, respectively.	4	4
Treasury stock, at cost, 40,836 shares	(41)	(41)
Additional paid-in capital	687	1,460
Accumulated other comprehensive income	574	962
Accumulated deficit	(13,804)	(40,410)

Total stockholders’ deficit	(12,580)	(38,025)

Total liabilities and stockholders’ deficit	$270,273	$272,314

See accompanying notes.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue	$19,504	$25,756	$37,970	$51,466

Cost of revenue	2,093	2,223	4,225	4,970
Cost of revenue—amortization of acquired technology	675	844	1,350	1,688
Marketing and selling	3,164	4,607	6,207	9,138
Research and development	2,997	3,847	5,925	7,896
General and administrative	1,789	3,919	3,606	7,455
Amortization of other intangible assets	1,614	1,788	3,227	3,567

Total costs and expenses	12,332	17,228	24,540	34,714

Income from operations	7,172	8,528	13,430	16,752

Other (income) expense:
Interest expense	3,929	5,328	8,060	10,672
Interest income	(66)	(45)	(82)	(66)
Other income, net	(588)	(111)	(1,310)	(238)

Total other expense	3,275	5,172	6,668	10,368

Income before provision for income taxes	3,897	3,356	6,762	6,384

Provision for income taxes	1,528	1,371	2,679	2,819

Net income	$2,369	$1,985	$4,083	$3,565

Net loss available to common stockholders	$(1,885)	$(14,480)	$(3,305)	$(26,606)

Loss per common share data—Basic and diluted	$(0.83)	$(4.95)	$(1.53)	$(9.32)

Weighted average number of shares—Basic and diluted	2,268,776	2,925,388	2,167,023	2,856,037
Pro forma net income available to common stockholders :
Basic		$1,985		$3,565
Diluted		$1,938		$3,468
Pro forma earnings per share:
Basic		$0.08		$0.14
Diluted		$0.07		$0.12
Pro forma weighted average number of shares:
Basic		26,286,804		26,217,453
Diluted		28,793,417		28,678,425

See accompanying notes.

MONOTYPE IMAGING HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2007
Operating Activities
Net income	$4,083	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,819	5,734
Amortization of deferred financing costs and debt discount	547	500
Stock-based compensation	—	753
Deferred income taxes	(1,334)	929
Unrealized currency gain on foreign denominated inter-company transactions	—	(551)
Unrealized (gain) loss on interest rate caps	(608)	201
Changes in operating assets and liabilities:
Accounts receivable	(175)	(934)
Prepaid expenses and other assets	184	(2,338)
Accounts payable	957	(428)
Accrued expenses	527	(1,062)
Deferred compensation	(975)	—
Due to affiliated company	195	—
Deferred revenue	1,930	4,909

Net cash provided by operating activities	10,150	11,278

Investing activities
Purchases of property and equipment	(188)	(345)
Purchase of technology and trademarks	(2,114)	—
Acquisitions, net of cash acquired	—	(75)

Net cash used in investing activities	(2,302)	(420)

Financing activities
Proceeds from issuance of debt, net of issuance costs	—	(60)
Payments on long-term debt	(6,741)	(7,749)
Common stock issuance costs	—	(1,122)
Proceeds from exercises of stock options	61	8
Repurchase of common and convertible redeemable preferred	(11)	—

Net cash used in financing activities	(6,691)	(8,923)

Effect of exchange rates on cash	79	403

Increase in cash and cash equivalents	1,236	2,338
Cash and cash equivalents at beginning of period	10,784	8,540

Cash and cash equivalents at end of period	$12,020	$10,878

Supplemental disclosures:
Interest paid	$5,520	$11,007
Income taxes paid	$9	$2,211

See accompanying notes

MONOTYPE IMAGING HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands of United States dollars, unless otherwise stated)

1.	Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronic (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. The Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, China Type Design Limited (“China Type Design”), Monotype Imaging KK, Monotype Imaging Ltd. and Linotype GmbH (“Linotype”).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 as reported in the Company’s registration statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007.

The unaudited pro forma earnings per share presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2007 reflect the conversion of our convertible redeemable preferred stock into common and redeemable preferred stock as though an initial public offering of the Company’s common stock had occurred on January 1, 2007. Accordingly, the pro forma weighted average number of shares outstanding have been adjusted to reflect the conversion. In addition, the pro forma net income available to common stockholders excludes the reduction for accretion of our convertible redeemable preferred stock discount and includes a reduction for dividends that accrue on the pro forma outstanding redeemable preferred stock.

3.	Business Acquisitions

Linotype

On August 1, 2006, we completed the acquisition of Linotype, a German company and a leader in the development, marketing, licensing and servicing of digital fonts and proprietor of a font library comprised of typefaces. We also acquired certain fonts and other intellectual property assets from the seller of Linotype. With the purchase of Linotype, we acquired access to a large library of fonts, a strong brand with a significant web presence and a more complete offering for the creative professional market. We have also reduced our cost of revenue by the amount paid to Linotype to license their fonts prior to the acquisition. We restructured our debt agreements to fund the acquisition. Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. Based on a valuation prepared by an independent third-party appraisal firm using assumptions provided by management, the total purchase price for Linotype and the related intellectual property, which was purchased separately, was approximately $59.7 million in cash, which included the related acquisition costs of approximately $699, and was allocated as follows:

Assets:
Current assets	$5,192
Non-current assets	59
Fixed assets	691
Customer relationships	5,800
Technology	9,600
Trademarks	5,600
Non-compete agreements	1,300
Goodwill	43,085

Total assets acquired	71,327
Current liabilities assumed	(6,090)
Deferred income taxes	(5,547)

Net assets acquired	$59,690

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 14 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated six year life. These assets will be amortized over their respective useful lives. Trademarks have an indefinite life and will be subject to annual valuations to determine if an impairment exists.

We made an election under Section 338(g) of the U.S. Internal Revenue Code, or IRC, to treat the acquisition of the stock of Linotype as an asset acquisition for U.S. tax purposes. In addition, we have filed an election to treat Linotype as a disregarded entity for U.S. tax purposes. As a result, all of the goodwill is expected to be deductible for U.S. income tax purposes.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operation of Monotype Imaging and Linotype as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of the results which may be obtained in the future.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pro forma revenues	$24,036	$47,495
Pro forma net income	$2,701	$5,153
Net loss available to common stockholders	$(1,553)	$(2,235)
Pro forma basic and diluted loss per share	$(0.68)	$(1.03)

4.	Net Loss Per Share Data

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share under the “two class” method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income, as reported	$2,369	$1,985	$4,083	$3,565
Less: Preferred stock accretion	(4,254)	(16,465)	(7,388)	(30,171)

Net loss available to common stockholders	$(1,885)	$(14,480)	$(3,305)	$(26,606)

Denominator:
Weighted-average shares of common stock outstanding	3,814,502	3,787,980	3,753,556	3,777,132
Less: Weighted-average shares of unvested restricted common stock outstanding	(1,545,726)	(862,592)	(1,586,533)	(921,095)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	2,268,776	2,925,388	2,167,023	2,856,037

Net loss per common share—Basic and diluted	$(0.83)	$(4.95)	$(1.53)	$(9.32)

The following common stock equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Convertible redeemable preferred stock	23,373,400	23,361,416	23,378,979	23,361,416
Unvested restricted shares	1,545,726	862,592	1,586,533	921,095
Options outstanding, based on treasury stock method	913,220	1,226,776	862,900	1,122,632
Convertible notes payable	—	417,245	—	417,245

5.	Intangible Assets

Intangible assets as of December 31, 2006 and June 30, 2007 are as follows:

	Life (Years)	December 31, 2006			June 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,011	$(8,758)	$37,253	$46,148	$(10,960)	$35,188
Acquired technology	12-15	43,393	(5,800)	37,593	43,444	(7,490)	35,954
Non-compete agreements	4-6	11,547	(5,477)	6,070	11,577	(6,857)	4,720
Trademarks		26,103	—	26,103	26,237	—	26,237
Domain names		4,400	—	4,400	4,400	—	4,400

		$131,454	$(20,035)	$111,419	$131,806	$(25,307)	$106,499

Amortization of acquired technology is a cost of revenue and is calculated on the straight-line method. Amortization of acquired technology for the three months ended June 30, 2006 and 2007 was $675 and $844, respectively. Amortization of acquired technology for the six months ended June 30, 2006 and 2007 was $1.4 million and $1.7 million, respectively.

Amortization of other intangible assets is calculated on the straight-line method and for the three months ended June 30, 2006 and 2007 was $1.6 million and $1.8 million, respectively. Amortization of other intangible assets for the six months ended June 30, 2006 and 2007 was $3.2 million and $3.6 million, respectively.

6.	Income Taxes

For the three and six months ended June 30, 2007, our effective tax rate was 40.9% and 44.2%, respectively. During the three months ended March 31, 2007, the Company revised its estimate concerning the future reversal of timing items and concluded that reversal is likely to occur when the U.S. federal incremental tax rate is at 35% versus the 34% rate utilized in previous years. Accordingly, the deferred tax impact associated with this change in estimate was recorded, and resulted in an increase in the effective tax for the six months ended June 30, 2007 rate by approximately 3.3%.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48, which resulted in the reclassification of approximately $1.6 million from deferred income tax liabilities to the reserve for income taxes. Of this amount of unrecognized tax benefits, approximately $596, if recognized, would result in a reduction to the Company’s effective tax rate, and approximately $887 is expected to be recognized within the next year. Accordingly, $887 has been included in accrued income taxes in the accompanying condensed consolidated balance sheet as of June 30, 2007. The reserve has decreased by $180 through the six months ended June 30, 2007, and the remaining $606 has been included in non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2007. In accordance with FIN 48, the Company elected to classify potential interest and penalties as a component of tax expense. As of January 1, 2007, the Company accrued approximately $90 for tax related interest and penalties, and as of June 30, 2007, the total amount of accrued interest and penalties is $155.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for 2004, 2005 and 2006. The Company’s and its Subsidiaries’ state income tax returns are subject to audit for 2004, 2005 and 2006.

As of June 30, 2007, there have been no significant changes to the Company’s liability for uncertain tax positions.

7.	Defined Benefit Pension Plan

In connection with our acquisition of Linotype on August 1, 2006, we acquired an unfunded defined benefit pension plan (the “Linotype Plan”) which covers substantially all employees of Linotype who joined Linotype prior to April 1, 2006, at which time the pension plan was closed. Based on the “Versorgungsordnung der Heidelberger Druckmaschinen AG,” employees are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Service cost	$30	$58
Interest cost	35	69

Net periodic benefit cost	$65	$127

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	June 30, 2007
Payroll and related benefits	$4,212	$3,462
Royalties	2,638	3,025
Interest	2,080	1,010
Rent	275	277
Legal and audit fees	2,436	3,124
Sales taxes	212	1,417
Advertising	133	120
Other	697	886

	$12,683	$13,321

9.	Debt

Long-term debt consists of the following:

	December 31, 2006	June 30, 2007
First Lien Credit Facility—$128,000, interest at London Inter-Bank Offering Rate (LIBOR) plus 3.25% (8.57% at June 30, 2007), and $1,088 at Prime plus 1.75% (10.0% at June 30, 2007) due in monthly installments of principal and interest through July 2011	$136,833	$129,088
Second Lien Credit Facility—interest at LIBOR plus 6.75% (12.1% at June 30, 2007) payable monthly in arrears, principal balance due in full in July 2011	70,000	70,000
Convertible note payable	600	600
Note payable—Other	58	48

	207,491	199,736
Less unamortized financing costs and debt discount	(4,593)	(4,148)

	202,898	195,588
Less current portion	(13,105)	(10,909)

Long-term debt	$189,793	$184,679

In July 2007, in connection with the Company’s initial public offering, the Company amended its First Lien Credit Facility, extinguished its Second Lien Credit Facility and converted its Convertible note payable into 415,903 shares of the Company’s common stock (Note 14).

10.	Stock Compensation Plan

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Option Plan”). The 2004 Option Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (“Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Option Plan generally vest over a four year period and expire ten years from the date of grant.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Option Plan”), and the 2007 Option Plan was subsequently approved by stockholders in May 2007 and became effective July 24, 2007. The 2007 Option Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Option Plan after giving effect to a 4-for-1 stock split effective July 5, 2007 (Note 14), and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Option Plan or the 2007 Option Plan will be available for future grants under the 2007 Option Plan. Stock options granted under the 2007 Option Plan have a maximum term of ten years from the date of grant. Option awards granted under the 2007 Option Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of June 30, 2007, no awards had been granted under the 2007 Option Plan.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123(R)”), using the Black-Scholes model, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. During the three and six month periods ended June 30, 2006, no stock awards were granted and therefore no stock-based compensation expense was recognized. During the three and six month periods ended June 30, 2007, we recorded total stock-based compensation expense of $371 and $753, respectively.

Stock based compensation included in the following captions in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Marketing and selling	$—	$100	$—	$201
Research and development	—	75	—	149
General and administrative	—	196	—	403

	$—	$371	$—	$753

As of June 30, 2007, the Company had $4.8 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.5 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three and six-month periods ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Expected dividend yield	—	—	—	—
Risk-free interest rate	—	4.57%	—	4.69%
Expected volatility	—	70.0%	—	71.9%
Expected life (in years)	—	6.0	—	6.0
Weighted average fair value of options granted	—	$12.19	—	$9.83

The Company’s stock option activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2006	2,313,376	$0.002 - 6.43	$3.39
Granted	104,556	8.500 - 11.35	8.92
Canceled	(18,176)	0.002 - 6.43	4.57
Exercised	(41,908)	0.002 - 1.67	0.19

Outstanding at June 30, 2007	2,357,848	$0.002 - 11.35	$3.68	$22,564

Exercisable at June 30, 2007	646,128	$0.002 - 6.43	$1.26	$7,745

Vested or expected to vest at June 30, 2007(2)	2,214,896	$0.002 - 11.35	$3.59	$21,399

(1)

The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2007 of $13.25 and the exercise price of the underlying options.

(2)

Represents the number of vested options as of June 30, 2007, plus the number of unvested options expected to vest as of June 30, 2007, based on the unvested options outstanding at June 30, 2007, adjusted for the estimated forfeiture rate of 4.07%.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 and the six months ended June 30, 2007 was $8 and $8, respectively. No actual tax benefit was realized from option exercises during these periods.

The ranges of exercise prices for options outstanding and options exercisable at June 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.002	359,416	$0.002	7.44	196,884	$0.002	7.44
$1.365 – 1.695	864,764	$1.482	8.17	409,908	$1.470	8.16
$4.073	66,512	$4.073	9.04	16,840	$4.073	9.04
$6.430	962,600	$6.430	9.26	22,496	$6.430	9.26
$8.50	89,000	$8.500	9.51	—	—	—
$11.35	15,556	$11.350	9.76	—	—	—

	2,357,848	$3.680	8.59	646,128	$1.263	8.01

A summary of the status of the Company’s unvested stock as of June 30, 2007 and changes during the six months ended June 30, 2007, is as follows:

Unvested Shares	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	1,016,428	$0.22
Granted	—	—
Vested	(243,924)	0.17
Cancelled	—	—

Unvested at June 30, 2007	772,504	$0.24

11.	Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (CE device manufacturers and independent software vendors, together OEM, and creative professional), expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for our two major markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
OEM	$15,625	$18,037	$30,419	$35,300
Creative Professional	3,879	7,719	7,551	16,166

Total	$19,504	$25,756	$37,970	$51,466

12.	Comprehensive Income

Total comprehensive income net of taxes consists of net income and net changes in foreign currency translation adjustment. The following is a summary of the Company’s comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$2,369	$1,985	$4,083	$3,565
Net changes in:
Foreign currency translation adjustment	119	276	68	388

Total comprehensive income	$2,488	$2,261	$4,151	$3,953

13.	Commitments and Contingencies

Legal Proceedings

Adobe Systems Incorporated

On October 30, 2006, Adobe Systems filed an action in the United States District Court of the Northern District of California against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports, and using the fonts licensed under those agreements improperly and without authorization. Adobe requests unspecified money damages, a declaratory judgment, costs and attorneys’ fees. On March 2, 2007, the court entered an order staying the action. The parties have moved jointly to extend the existing stay until November 15, 2007. We intend to vigorously contest the action.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agree upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2006 and June 30, 2007.

14.	Subsequent Events

Initial Public Offering

On July 30, 2007, we completed our initial public offering, issuing 6.5 million shares of our common stock at a price of $12.00 per share. Concurrent with the offering, all of our outstanding convertible redeemable preferred stock was converted into an aggregate of 23,361,416 shares of our common stock and 5,840,354 shares of redeemable preferred stock. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $68.6 million, which we used, in part, to pay the redemption price of the redeemable preferred stock which totaled approximately $9.7 million. We used the remainder of the proceeds, in addition to the net proceeds from an amendment to our First Lien Credit Facility of approximately $10.9 million and cash on hand of $1.6 million, to pay in full the outstanding borrowings of $70 million under our Second Lien Credit Facility, plus a $1.4 million prepayment penalty. Further details of the changes to our capital structure and outstanding debt are described below.

Capital Structure

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

In connection with our initial public offering, 5,840,354 shares of convertible redeemable preferred stock held by certain investors, including investment funds managed by TA Associates, Inc., or TA Associates, were converted into 23,361,416 shares of common stock and 5,840,354 shares of redeemable preferred stock. The conversion resulted in approximately $60.7 million being reclassified to the capital accounts of the Company, and approximately $9.7 million being reclassified to redeemable preferred stock.

Upon the conversion of all of the convertible redeemable preferred stock, a total of approximately $9.7 million from the proceeds from the initial public offering were used to redeem all of the shares of redeemable preferred stock at its stated redemption price of $1.653 per share.

Term Loans

On July 30, 2007, in connection with the Company’s initial public offering, we amended our First Lien Credit Facility which increased our borrowing thereunder to $140 million and increased the maximum available under our revolving line-of-credit from $10 million to $20 million. In connection with this amendment, we paid a fee of $725.

Using proceeds from our initial public offering, proceeds from the amendment of our First Lien Credit Facility and cash on hand, we also paid the entire $70 million outstanding balance on our Second Lien Credit Facility, together with a prepayment penalty fee of $1.4 million. The prepayment penalty fee has been charged to operations as a debt extinguishment expense, along with $1.6 million of previously capitalized debt financing costs that were written off upon the payoff and termination of the Second Lien Credit Facility.

Upon entering into our Amended and Restated Credit Agreement on July 30, 2007, scheduled monthly principal payments were increased to approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides identical terms for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements.

Borrowings under the Amended and Restated Credit Agreement continue to bear interest at either (i) the prime rate plus a margin, or (ii) LIBOR plus a margin as defined by the credit agreement, payable monthly. However, the margin for prime rate borrowings has been reduced from 1.75% to 1.25%, and the margin for LIBOR rate borrowings has been reduced from 3.25% to 2.75%. In addition, while the credit agreement continues to be secured by substantially all of our assets and continues to place limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements, the limitation on capital spending was removed. The Amended and Restated Credit Agreement also revised the financial covenants, removing all requirements with the exception of a maximum leverage ratio as of each quarter end for the preceding twelve month period. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization. The maximum permitted leverage ratio begins at 4.0 to 1.0, and remains at that level until the 12 month period ending June 30, 2008, at which time it decreases by 0.25 each quarter through the 12 month period ending on December 31, 2008. For the 12 month period ending March 31, 2009, the maximum leverage ratio is 2.75 to 1.0, and it remains at that level through the maturity date of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We were in compliance with the covenants under all of our debt agreement as of June 30, 2007, and we do not believe that these covenants will affect our ability to operate our business.

Convertible Note Payable

On July 30, 2007, in connection with the Company’s initial public offering, three convertible notes that were issued in connection with our acquisition of China Type Design with an aggregate face amount of $600 were converted into 415,903 shares of restricted common stock of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(all U.S. dollar amounts in thousands unless otherwise stated)

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronic, or CE, devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 15 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to over 9,000 typefaces from a library of some of the most widely used designs in the world, including popular names like Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com and faces.co.uk, which attracted more than 20 million visits in 2006 from over 200 countries.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically we have experienced and we expect to continue to have lower revenue in the first quarter of the year than in the preceding quarter due to the timing of some contractual payments of licensing fees from our OEM customers.

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany and China. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. For the year ended December 31, 2006 and for the first six months of 2007, sales by our subsidiaries located outside North America comprised 56.5% and 67.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future and that this will increase when Linotype and China Type Design revenues are included for a full year. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide. The information in the table below summarizes our revenue by the location of our subsidiary receiving such revenue before inter-company eliminations (in millions).

	United States	Asia	United Kingdom	Germany
Three months ended June 30, 2006	$17.8	$8.2	$2.4	N/A
Three months ended June 30, 2007	19.0	10.9	3.4	$5.2
Six months ended June 30, 2006	35.0	15.7	4.2	N/A
Six months ended June 30, 2007	38.4	20.5	5.9	10.6

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the year ended December 31, 2006 and for the first six months of 2007, our top ten licensees by revenue accounted for approximately 53.0% and 46.1% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue in 2006 or for the first six months of 2007, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM’s, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from one to ten years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies and corporations.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed. We generally recognize custom font design services revenue upon delivery.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than that of our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and as a result our gross margin varies from period to period depending on the level of custom design revenue recorded. Linotype, which we acquired in 2006, generally has higher cost of revenue.

Cost of revenue also includes amortization of acquired technology, which we amortize over 12 to 15 years. For purposes of amortizing acquired technology we estimate the remaining useful life of the technology based upon various considerations, including our knowledge of the technology and the way our customers use it. We use the straight-line method to amortize our acquired technology. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Marketing and Selling

Our marketing and selling expense consists of salaries, bonuses, commissions and benefits related to our marketing and selling personnel and their business travel expenses, advertising and trade show expenses, web-related expenses and allocated facilities costs and other overhead expenses.

Sales commission expense varies as a function of revenue and goal achievement from period-to-period. We made a strategic decision to increase our OEM and creative professional marketing and selling headcount in 2006. Marketing and selling non-commission expenses increased during the first six months of 2007 as a result of headcount increases and associated salary increases in 2006. We do not currently expect to increase marketing and selling headcount in 2007. Linotype’s marketing and selling expense as a percentage of revenue is higher than our historical percentage. We do not currently intend to reduce Linotype’s marketing and selling organization or its marketing and selling expense. Thus, we expect marketing and selling expense of the consolidated entity to increase as a percentage of sales for the year ending December 31, 2007.

Research and Development

Our research and development expense consists of salaries, bonuses and benefits related to our research and development, engineering, font design and integration support personnel and their business travel expenses, license fees related to certain of our technology licenses, expenses for contracted services and allocated facilities costs and other overhead expenses. Our research and development expense in a given period may be reduced to the extent that internal engineering resources are allocated to cost of revenue for custom design services.

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. We made a strategic decision to increase our research and development headcount in 2006 to develop and launch next generation technologies. We expect research and development expense to increase for the year ending December 31, 2007 as a result of headcount increases and associated salary increases in 2006. We do not currently expect to increase research and development headcount for the year ending December 31, 2007.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

In the first six months of 2007, our expenses were higher compared to the first six months of 2006 as a result of our preparing to become a publicly traded company. We expect our general and administrative expense to further increase as we incur additional expenses associated with being a publicly traded company, including costs of comprehensively analyzing, documenting and testing our systems of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act, increased professional services fees, higher insurance costs and additional costs associated with general corporate governance.

Amortization of Intangible Assets

We amortize intangible assets acquired as follows:

•	Customer relationships—10 to 15 years; and

•	Non-compete agreements—4 to 6 years.

For purposes of amortization, we estimated the life of customer relationships based upon various considerations, including our knowledge of the industry and the marketplace in which we operate. We amortize non-compete agreements over the stated life of the agreement. We use the straight line method to amortize our intangible assets. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Provision (Benefit) for Income Taxes

For the six months ended June 30, 2007, our effective tax rate was 44.2%. The rate is higher than our historical effective tax rates, primarily as a result of a change in the Company’s estimate concerning future reversal of timing items, concluding that reversal is likely to occur when the federal incremental tax rate is at 35% versus the 34% rate utilized in prior years.

Our actual payments for taxes are significantly lower than our book tax expense because we amortize goodwill and indefinite-lived intangible assets for tax purposes. The difference between the amortization for tax purposes and accounting for financial statements in accordance with GAAP gives rise to a deferred tax liability for GAAP. The balance of this GAAP deferred tax liability at December 31, 2006 was $6.8 million. This balance is included with the net intangible deferred tax liabilities disclosed in the footnotes to the consolidated financial statements, and are expected to increase each year over the 15 year period that goodwill and indefinite-lived intangible assets are amortized for tax purposes, unless goodwill and indefinite-lived intangibles are determined to be impaired for GAAP purposes. In the event of an impairment, a charge would be recognized in our financial statements, and the GAAP deferred tax liability would be reversed. This charge and reversal of the deferred tax liability would not give rise to a payment of taxes. Absent an impairment, the change in these deferred tax liabilities from period to period generally approximates the additional deduction for amortization we receive for tax purposes but not for book tax expense.

Recent Acquisitions

On August 1, 2006, we completed the acquisition of the capital stock of Linotype. We also acquired certain fonts and other intellectual property assets from the seller of the Linotype capital stock. The total purchase price for Linotype and the related intellectual property was approximately $59.7 million in cash, which included the related acquisition costs of approximately $699. The purchase price was financed with proceeds from the term loans under our First and Second Lien Credit Facilities. Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated.

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design for approximately $4.1 million in cash and three promissory notes in the aggregate amount of $600 that converted into a total of 415,903 shares of our common stock in connection with our initial public offering. The notes accrue interest at 3.9% per annum, and accrued interest is convertible into our common stock at a price of $1.50 per share. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. The results of operations of China Type Design have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. Prior to the acquisition, we did not have the ability to exercise significant influence over operating and financial policies of China Type Design, and accordingly, the results of its operations were accounted for using the cost method of accounting.

We accounted for the acquisitions of Linotype and China Type Design using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as a result the consolidated financial statements for the periods prior to the acquisitions are not directly comparable to the consolidated financial statements following the acquisitions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. Additional information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Registration Statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Income Taxes

We provide for income taxes in accordance with Statement of Financial Accounting Standard, or SFAS, No. 109, Accounting for Income Taxes, or SFAS 109. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be unlikely, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

We calculate our estimated annual effective tax rate for all of our locations within the United States. Our subsidiaries in the United Kingdom, Japan, Germany and China calculate their tax provisions based on the laws of their respective jurisdictions.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, we have decided to classify potential interest and penalties as a component of tax expense.

Goodwill and Indefinite Lived Intangible Assets

We assess the impairment of goodwill and indefinite lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. With respect to both goodwill and indefinite lived intangible assets, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, or current, historical or projected losses that demonstrate continuing losses associated with an asset. Impairment evaluations involve management estimates of useful lives and future cash flows, including assumptions about future conditions such as future revenue, operating expenses, the fair values of certain assets based on appraisals and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. If this resulted in an impairment of goodwill and indefinite lived intangible assets, it could have a material adverse effect on our financial position and results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R, using the prospective method. SFAS 123R requires that all share-based payments to employees, including grants of stock options and restricted stock, be recognized in the statements of operations based on their fair values at the grant dates. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS No. 123R, we recognized the fair value of employees stock-based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award. During the three and six month periods ending June 30, 2006, no stock awards were granted and therefore no stock-based compensation expense was recognized. During the three and six month periods ending June 30, 2007, we recorded total stock-based compensation expense of $371 and $753, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2007

The following discussion compares the three months ended June 30, 2006 with the three months ended June 30, 2007. Revenue and operating expenses from June 30, 2006 to June 30, 2007 increased substantially as a result of our acquisition of Linotype. Revenue and operating expenses from China Type Design have been included for the three months ended June 30, 2007 but have not had a material effect on our financial statements.

Revenue

Revenue was $19.5 million and $25.8 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $6.3 million, or 32.1%. This increase was attributable to growth in both OEM and creative professional revenue. OEM revenue was $15.6 million and $18.0 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $2.4 million, or 15.4%. This increase was primarily related to a $1.4 million increase in OEM revenue resulting from increases in units shipped by our CE device manufacturer customers and $1.3 million related to the operation of Linotype. This was partially offset by a $713 decrease related to license fees. The additional OEM revenue earned was attributable to an increase in sales of laser printers and digital copiers by our customers and of printer drivers and color tools by us. Creative professional revenue was $3.9 million and $7.7 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $3.8 million, or 99.0%. This increase was primarily the result of $3.0 million of revenue from Linotype and an increase of $404 in web sales.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $2.1 million and $2.2 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $130, or 6.2%. Cost of revenue as a percentage of total revenue was 10.7% and 8.6% in the three months ended June 30, 2006 and 2007, respectively. This decrease is primarily the result of the elimination of royalties payable to Linotype for the three months ended June 30, 2007.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $3.2 million and $4.6 million in the three months ended June 30, 2006 and 2007, respectively, an increase of $1.4 million, or 45.6%. This increase was primarily the result of an additional $1.0 million due to the acquisition of Linotype, a $79 increase in employee-related expense as a result of headcount increases and annual salary increases, a $100 increase in stock-based compensation and a $41 increase in advertising expense.

Research and Development. Research and development expense was $3.0 million and $3.8 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $850, or 28.4%. This increase was primarily due to $550 in additional expense due to our acquisition of Linotype, $329 in employee-related expense for increased headcount and annual salary increases and an increase in stock-based compensation of $75. This increase was partially offset by a decrease of $228 in consulting fees.

General and Administrative. General and administrative expense was $1.8 million and $3.9 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $2.1 million, or 119.1%. This increase was primarily due to a $1.1 million increase due to our acquisition of Linotype, a $344 increase in employee-related expenses due to salary increases, headcount increases and training costs, a $149 increase in expenses associated with our preparation for becoming a public company, including Sarbanes Oxley implementation costs, an increase in stock-based compensation of $196 and a $133 increase in legal expenses related to patent filings.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $174, or 10.8%. The increase relates primarily to amortization of the acquired intangible assets of Linotype.

Interest Expense, Net

Interest expense, net was $3.9 million and $5.3 million for the three months ended June 30, 2006 and 2007, respectively, an increase of $1.4 million, or 36.8%. This increase was related to additional borrowings under our First and Second Lien Credit Facilities that were amended in July 2006 in connection with our acquisition of Linotype.

Other (Income) Expense, Net

Other income was $588 and $111 for the three months ended June 30, 2006 and 2007, respectively, a decrease of $477, or 81.1%. This decrease was primarily a result of an additional $581 gain in the three months ended June 30, 2006 from a one time tax exemption from foreign sales taxes and a decrease of $176 in gains on our interest rate caps for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Provision (Benefit) for Income Taxes

Our effective tax rate was 39.2% and 40.9% and for the three months ended June 30, 2006 and 2007, respectively. The increase is primarily a result of a change in the Company’s estimate concerning future reversal of timing items, concluding that reversal is likely to occur when the federal incremental tax rate is at 35% versus the 34% rate utilized in prior years.

Comparison of Six Months Ended June 30, 2006 and 2007

The following discussion compares the six months ended June 30, 2006 with the six months ended June 30, 2007. Revenue and operating expenses from June 30, 2006 to June 30, 2007 increased substantially as a result of the acquisition of Linotype. Revenue and operating expenses from China Type Design have been included for the six months ended June 30, 2007 but have not had a material effect on our financial statements.

Revenue

Revenue was $38.0 million and $51.5 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $13.5 million, or 35.5%. This increase was attributable to growth in both OEM and creative professional revenue. OEM revenue was $30.4 million and $35.3 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $4.9 million, or 16.0%. This increase was primarily due to $2.6 million of Linotype revenue and a $2.0 million increase in OEM revenue resulting from increases in units shipped by our CE device manufacturer customers. Creative professional revenue was $7.6 million and $16.2 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $8.6 million, or 114.1%. This increase was primarily the result of $6.3 million of revenue from Linotype, a $1.0 million increase in direct sales and a $913 increase in web sales.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $4.2 million and $5.0 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $745, or 17.6%. This increase was primarily due to the increase in revenue over the prior period. Cost of revenue as a percentage of total revenue was 11.1% and 9.7% in the six months ended June 30, 2006 and 2007, respectively. This decrease is primarily the result of the elimination of royalties payable to Linotype for the three months ended June 30, 2007.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $6.2 million and $9.1 million in the six months ended June 30, 2006 and 2007, respectively, an increase of $2.9 million, or 47.2%. This increase was primarily the result of an additional $1.9 million of expense due to our acquisition of Linotype, a $226 increase in employee-related expense as a result of headcount increases and annual salary increases, a $140 increase in advertising expenses and $201 increase in stock-based compensation expense.

Research and Development. Research and development expense was $5.9 million and $7.9 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $2.0 million, or 33.3%. This increase was primarily the result of an additional $1.1 million of expense due to our acquisition of Linotype, an increase of $785 in employee-related expenses for increased headcount and annual salary increases and a $149 increase in stock-based compensation.

General and Administrative. General and administrative expense was $3.6 million and $7.5 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $3.9 million, or 106.7%. This increase was primarily the result of an additional $2.3 million of expense due to our acquisition of Linotype, a $549 increase in employee-related expenses due to salary increases, headcount increases and training costs, a $403 increase in stock-based compensation expenses, a $231 increase in Sarbanes Oxley and IPO related expenses associated with our preparation of becoming a public company and a $206 increase in legal expenses related to trademarks.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.2 million and $3.6 million for the six months ended June 30, 2006 and 2007, respectively, an increase of $340, or 10.5%. The increase relates primarily to amortization of the acquired intangible assets of Linotype.

Interest (Income) Expense, Net

Interest expense, net was $8.0 million and $10.6 million and for the six months ended June 30, 2006 and 2007, respectively, an increase of $2.6 million, or 32.9%. This increase was related to the additional borrowings under our First and Second Lien Credit Facilities in July 2006 in connection with our acquisition of Linotype.

Other (Income) Expense, Net

Other income was $1.3 million and $238 for the six months ended June 30, 2006 and 2007, respectively, a decrease of $1.1 million, or 81.8%. This decrease was primarily a result of an additional $930 gain in the six months ended June 30, 2006 from a one time tax exemption from foreign sales taxes and a decrease of $579 in our interest rate cap gains. This decrease in other income was partially offset by a $343 increase in foreign currency exchange gains.

Provision (Benefit) for Income Taxes

Our effective tax rate was 39.6% and 44.2% for the six months ended June 30, 2006 and 2007, respectively. The increase is primarily a result of a change in the Company’s estimate concerning future reversal of timing items, concluding that reversal is likely to occur when the federal incremental tax rate is at 35% versus the 34% rate utilized in prior years.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash from operations and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities, available bank borrowings and the net proceeds of our initial public offering will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $10.9 million and a $10.0 million revolving line-of-credit that was amended to provide for up to $20.0 million of borrowings on July 30, 2007. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented:

	Six Months Ended June 30,
	2006	2007
Net cash provided by operating activities	$10,150	$11,278
Net cash used in investing activities	(2,302)	(420)
Net cash used in financing activities	(6,691)	(8,923)
Effect of exchange rates on cash	79	403

Total increase in cash and cash equivalents	$1,236	$2,338

Operating Activities

Our operating activities have historically generated positive cash flows. Significant variations in operating cash flows frequently occur because, from time to time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis. The timing and extent of such prepayments significantly impacts our working capital.

Net cash provided by operating activities was $10.2 million in the six months ended June 30, 2006. The increase of $1.1 million for the same period in 2007 relates primarily to an increase in depreciation and amortization by $900, and an increase of $3 million in cash received from customers as prepayments against future royalties in 2007. In addition, there were various other offsetting changes, such as the provision (benefit) for deferred income taxes in the six month periods ended June 30, 2007 and 2006, increases in cash used for prepayments of expenses and to reduce accrued expenses in the six months ended June 30, 2007 as compared to the same period in the prior year and the reduction of deferred compensation in the six month period ended June 30, 2006.

Net cash provided from operations for the six months ended June 30, 2007 was $11.3 million, consisting primarily of $3.6 million in net income plus non-cash adjustments for depreciation and amortization of $5.7 million and the provision for deferred income taxes of $929. Net cash used for working capital purposes was $147, consisting principally of a decrease in accrued expenses of $1.1 million and an increase in prepaid expenses and other assets of $2.3 million. The decrease in accrued expenses was driven primarily by the payment of annual bonuses to employees during the period, partially offset by an increase in accrued costs of our initial public offering. The increase in prepaid expenses and other assets was driven primarily by prepayments of direct costs of our initial public offering. Partially offsetting these uses, our deferred revenue increased by $4.9 million, due to the billing of prepaid royalties that were contractually due from one customer in the amount of $5.0 million.

Investing Activities

During the six months ended June 30, 2006, we used $2.3 million in cash for investing activities, which included $2.1 million for the purchase of an exclusive license and $188 in capital expenditures. During the six months ended June 30, 2007, cash used in investing activities was $420, consisting primarily of purchases of property and equipment totaling $345.

Financing Activities

During the six months ended June 30, 2006 and 2007, cash used in financing activities was $6.7 million and $8.9 million, respectively, and consisted primarily of payments on our long term debt in both periods. Cash used for financing activities during the six months ended June 30, 2007 also includes $1.1 million of costs associated with our initial public offering.

On July 30, 2007, we completed our initial public offering, issuing 6.5 million shares of our common stock at a price of $12.00 per share. Concurrent with the offering, all of our outstanding convertible redeemable preferred shares were converted into an aggregate of 23,361,416 shares of our common stock and 5,840,354 shares of redeemable preferred stock which were redeemed in connection with the offering. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $68.6 million, which we used, in part, to pay the redemption cost of the redeemable preferred stock which totaled approximately $9.7 million. We used the remainder of the proceeds, in addition to the net proceeds from an amendment to our First Lien Credit Facility of approximately $10.9 million and $1.6 million of cash on hand, to pay in full the outstanding borrowings under our Second Lien Credit Facility, plus a $1.4 million prepayment penalty. The changes to our outstanding debt are described in detail below.

Credit Facilities

Prior to the July 30, 2007 amendment of our First Lien Credit Facility, based on our annual audited financial statements, if the leverage ratio, as defined in the First Lien Credit Facility agreement, as of the end of the year, exceeded a specified maximum, we were required to repay 50.0% of the amount equal to Adjusted EBITDA, as defined below, less payments for principal, interest, capital expenditures, net investments in acquisitions and taxes for the period. In accordance with this provision, we made an additional payment in April 2007 of $3.3 million. The First Lien Credit Facility also allowed for one half of the additional payment amount to be applied as a reduction to the scheduled principal payments over the following twelve months. As a result, the scheduled monthly principal payments of $792 were reduced by $136 per month until the facility was amended on July 30, 2007.

Upon entering into the Amended and Restated Credit Agreement on July 30, 2007, the principal amount of our term loan was increased to $140.0 million and is currently payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides identical terms for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements.

Also on July 30, 2007, in connection with the initial public offering of our common stock, and with the amendment and restatement of our First Lien Credit Facility, we paid in full our Second Lien Credit Facility in the amount of $70.0 million, plus an early payment penalty of $1.4 million.

Borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of June 30, 2007, the blended interest rate on the First Lien Credit Facility was 8.58%. The credit agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the credit agreement provides that we maintain a maximum leverage ratio as of each quarter end for the preceding twelve month period. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. The maximum permitted leverage ratio begins at 4.0 to 1.0, and remains at that level until the 12 month period ending June 30, 2008, at which time it decreases by 0.25 each quarter through until the 12 month period ending on December 31, 2008. For the 12 month period ending March 31, 2009, the maximum leverage ratio is 2.75 to 1.0, and it remains at that level through the maturity date of the agreement.

The credit agreement also contains provisions for an increased interest rate during periods of default. We were in compliance with the covenants under all of our debt agreements as of June 30, 2007. We do not believe that our debt covenants will affect our ability to operate our business.

In May 2007, we amended our credit facilities to define Adjusted EBITDA as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and stock-based compensation. This definition was not changed upon the July 30, 2007 amendment and restatement of our credit agreement.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$2,369	$1,985	$4,083	$3,565
Provision for income taxes	1,528	1,371	2,679	2,819
Interest expense, net	3,863	5,283	7,978	10,606
Depreciation and amortization	2,409	2,877	4,819	5,734

EBITDA	$10,169	$11,516	$19,559	$22,724
Stock-based compensation	—	371	—	753

Adjusted EBITDA(1)	$10,169	$11,887	$19,559	$23,477

(1)

Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of operations impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and stock-based and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. In addition, we expect that stock-based compensation will be increasing in future periods. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Off-Balance Sheet Arrangements

As of December 31, 2006 and June 30, 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk”, we do not engage in off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with concentration of revenue and credit risk, derivative financial instruments and foreign currency translation as of June 30, 2007, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007, which includes audited financial statements for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. Beginning in 2006, we have been documenting and reviewing the design and effectiveness of our internal controls over financial reporting in anticipation of the requirements to comply with Section 404 of the Sarbanes-Oxley Act. We expect to be compliant when required for our 2008 year-end. Continuous review and monitoring of our business processes will likely identify other possible changes to our internal controls in the future. If we are unable to comply with Section 404 of the Sarbanes-Oxley Act, our share price may be negatively impacted. In addition, we expect our general and administrative expenses to increase substantially as we incur expenses associated with comprehensively analyzing, documenting and testing our system of internal controls over financial reporting in anticipation of our compliance with Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, we added and integrated professionals with accounting and control experience to our finance and accounting staff, drafted and implemented critical accounting policies and procedures, and trained certain key personnel with responsibilities for financial and tax reporting to address the material weakness in our internal control over financial reporting identified as existing on December 31, 2006. Other than these actions, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 30, 2006, Adobe Systems filed an action in the United States District Court of the Northern District of California against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports, and using the fonts licensed under those agreements improperly and without authorization. Adobe requests unspecified money damages, a declaratory judgment, costs and attorneys’ fees. On March 2, 2007, the court entered an order staying the action. The parties have moved jointly to extend the existing stay until November 15, 2007. We intend to vigorously contest the action.

Item 1A.	Risk Factors

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. In 2006 and during the six months ended June 30, 2007, our top 10 licensees by revenue accounted for approximately 53.0% and 46.1% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, our license agreements are generally for a limited period of time and, upon expiration of their license agreements, OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

We face pressure from our customers to lower our license fees and, to the extent we lower them in the future, our revenue may be adversely affected.

The CE device markets are highly competitive and CE device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our technologies are a component incorporated into CE devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. We have in the past, and may in the future, need to lower our license fees to preserve customer relationships or extend use of our technology to a broader range of products. To the extent we lower our license fees in the future, we cannot assure you that we will be able to achieve related increases in the use of our technologies or other benefits to fully offset the effects of these adjustments.

If we fail to develop and deliver innovative text imaging solutions in response to changes in our industry, including changes in consumer tastes or trends, our revenue could decline.

The markets for our text imaging solutions are characterized by rapid change and technological evolution and are intensely competitive and price sensitive. We will need to expend considerable resources on product development in the future to continue to design and deliver enduring and innovative text imaging solutions. We rely on the introduction of new or expanded solutions with additional or enhanced features and functionality to allow us to maintain our royalty rates in the face of downward pressure on our royalties resulting from efforts by CE device manufacturers to reduce costs. Despite our efforts, we may not be able to develop and effectively market new text imaging solutions that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. Our future success depends, to a great extent, on our ability to develop and deliver innovative text imaging solutions that are widely adopted in response to changes in our industry, that are compatible with the solutions introduced by other participants in our industry and for which the CE device manufacturers are willing to pay competitive royalties. Our failure to deliver innovative text imaging solutions that allow us to stay competitive and for which we can maintain our royalty rates would adversely affect our revenue.

If Hewlett Packard or Adobe were to discontinue their use of our text imaging solutions in their products, our business could be materially and adversely affected.

Because of their market position as industry leaders, the incorporation by Hewlett Packard, or HP, of our text imaging solutions in its laser printers and the incorporation of our text imaging solutions by Adobe Systems, or Adobe, in its PostScript product promote widespread adoption of our technologies by manufacturers seeking to maintain compatibility with HP and Adobe. If HP or Adobe were to stop using our text imaging solutions in their products, the market acceptance of our technologies by other CE device manufacturers would be materially and adversely affected, and this would in turn adversely affect our revenue.

If we are unable to further penetrate our existing markets or adapt or develop text imaging solutions, our business prospects could be limited.

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras. To date, we have penetrated only some of these markets. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our text imaging solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of OEMs may not adopt or continue to use products that employ our text imaging solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers.

The rate of growth of the market for CE devices is uncertain.

Our success depends in large part upon the ability of CE device manufacturers who license our text imaging solutions to successfully market and sell their products. Continued growth in the adoption of CE devices like mobile phones and technological improvements in wireless devices, such as increases in functional memory, are critical to our future growth. If CE device manufacturers do not continue to successfully develop and market new products and services incorporating our text imaging solutions, or the products that our customers develop and market do not meet market acceptance, our revenue and operating results will be adversely affected.

Our operating results may fluctuate based upon an increase or decrease of market share by CE device manufacturers to whom we license our text imaging solutions.

The terms of our license agreements with our CE device manufacturers vary. For example, we have some fixed fee licensing agreements with some of our customers who we believe were instrumental in setting industry standards and influencing early adoption of technology incorporating our text imaging solutions. If these customers were to increase their share of the CE device market, under the terms of these agreements there would not be a corresponding increase in our revenue. Any change in the market share of CE device manufacturers to whom we license our text imaging solutions is entirely outside of our control.

The success of our business is influenced by the interoperability of our text imaging solutions with a variety of CE devices and software applications and operating systems.

To be successful we must design our text imaging solutions to interoperate effectively with a variety of CE devices. We depend on the cooperation of CE device manufacturers with respect to the components integrated into their devices, such as page description languages, or PDLs, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. If manufacturers of CE devices elect not to incorporate our solutions into their product offerings, our revenue potential would be adversely affected.

Our business and prospects depend on the strength of our brands, and if we do not maintain and strengthen our brands, we may be unable to maintain or expand our business.

Maintaining and strengthening the Monotype and Linotype GmbH, or Linotype, brands, the fonts.com, itcfonts.com, linotype.com and faces.co.uk brands, as well as the brands of our fonts, such as Helvetica and ITC Avant Garde, is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our text imaging solutions. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence. If we fail to maintain high-quality standards, if we fail to meet industry standards, or if we introduce text imaging solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

Our success depends on the existence of a market for products that incorporate our text imaging solutions.

Our future success will depend on market demand for text imaging solutions that enable CE devices to render high quality text. This market is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. If the need for laser printers and other CE devices utilizing our technology were to decrease or if current models of these products were replaced by new or existing products for which we do not have a competitive solution or if our solutions are replaced by others that become the industry standard, our customers may not purchase our solutions and our revenue would be adversely affected. For example, if graphical device interface, or GDI, printers became the industry standard replacing PDL printers, our revenue would be adversely affected.

The market for text imaging solutions for laser printers is a mature market growing at a slower rate than other markets in which we operate. To the extent that sales of laser printers level off or decline, our licensing revenue may be adversely affected.

Growth in our revenue over the past several years has been the result, in part, of the growth in sales of laser printers incorporating our text imaging solutions and a significant portion of our revenue in 2006 and the six months ended June 30, 2007 has been derived from laser printer manufacturers. However, as the market for these laser printers matures, we expect that it will grow at a slower rate than other markets in which we operate. If sales of printers incorporating our text imaging solutions level off or decline, then our licensing revenue may be adversely affected.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenue from our business could suffer.

We face significant competition in the text imaging solutions markets. We believe that our most significant competitive threat comes from companies that compete with some of our specific offerings. Those competitors currently include Adobe, Bitstream, Software Imaging, FreeType, and local providers of text imaging solutions whose products are specific to a particular country’s language. We also compete with the internal development efforts of certain of the CE device manufacturers to whom we license our solutions, most of which have greater financial, technical and other resources than we do. Similarly, we also face competition from font foundries, font related websites and independent professionals.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do or may have more experience or advantages than we have in the markets in which they compete. These advantages may include, among others:

•	sales and marketing advantages;

•	advantages in the recruitment and retention of skilled personnel;

•	advantages in the establishment and negotiation of profitable strategic, distribution and customer relationships;

•	advantages in the development and acquisition of innovative software technology and the acquisition of software companies;

•	greater ability to pursue larger scale product development and distribution initiatives on a global basis;

•	substantially larger patent portfolios; and

•	operational advantages.

Further, many of the devices that incorporate our text imaging solutions also include technologies and fonts developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our text imaging solutions and introduce new high-quality solutions to meet the wide variety of competitive pressures. Our ability to generate revenue from our business could suffer if we fail to do so successfully.

A prolonged economic downturn could materially harm our business.

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States, terrorist attacks on the United States and abroad and increased oil prices, could cause a decrease in consumer spending on computer hardware and software and CE devices in general and negatively affect the rate of growth of the CE device markets or of adoption of CE devices. Any reduction in consumer confidence or disposable income in general may adversely affect the demand for CE devices that incorporate our text imaging solutions.

Our business is dependent in part on technologies and fonts we license from third parties, and these license rights may be inadequate for our business.

Certain of our text imaging solutions are dependent in part on the licensing and incorporation of technologies from third parties, and we license a substantial number of fonts from third parties. For example, we have entered into license agreements with AGFA Gevaert N.V. under which we have acquired rights to use certain color technology. We also have license agreements with Microsoft, Adobe and others under which we license certain fonts. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. If any of the technologies we license from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the technologies or fonts we license are subject to infringement claims, then we may incur substantial costs in replacing the licensed technologies or fonts or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement technology and fonts may not be available for license on commercially reasonable terms, or at all.

Parties from whom we license text imaging solutions may challenge the basis for our calculations of the royalties due to them.

Some of our agreements with licensors require us to give them the right to audit our calculations of royalties payable to them. In addition, licensors may at any time challenge the basis of our calculations. As an example, on October 30, 2006, Adobe filed an action in the United States District Court of the Northern District of California

against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports and using the fonts licensed under those agreements improperly and without authorization. Adobe requests money damages, a declaratory judgment, costs and attorneys’ fees. On March 2, 2007 the court entered an order staying the action until August 15, 2007 and the parties have moved jointly to extend the stay until November 15, 2007. We intend to vigorously contest the action. However, we cannot be sure that we will be successful in our defense. An unfavorable outcome in this lawsuit could result in an increase of the amount of royalties we have to pay Adobe. Any royalties paid as a result of this or any successful challenge would increase our expenses and could negatively impact our relationship with such licensor, including by impairing our ability to continue to use and re-license technologies or fonts from that licensor.

If we fail to adequately protect our intellectual property, we could lose our intellectual property rights, which could negatively affect our revenue or dilute or undermine the strength of our brands.

Our success is heavily dependent upon our ability to protect our intellectual property, including our fonts. To protect our intellectual property, we rely on a combination of United States and international patents, design registrations, copyrights, trademarks, trade secret restrictions, end-user license agreements, or EULAs, and the implementation and enforcement of nondisclosure and other contractual restrictions. Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be extremely costly. For example, our ability to enforce intellectual property rights in the actual design of our fonts is limited.

We hold patents related to certain of our rasterizer and compression technologies and trademarks on many of our fonts. Our patents may be challenged or invalidated, patents may not issue from any of our pending applications or claims allowed from existing or pending patents may not be of sufficient scope or strength (or may not issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or be of any commercial advantage to us. Some of our patents have been and/or may be licensed or cross-licensed to our competitors. We rely on trademark protection for the names of our fonts. Unauthorized parties may attempt to copy or otherwise obtain and distribute our proprietary technologies and fonts. Also, many applications do not need to identify our fonts by name, such as those designs embedded in mobile telephones and set-top boxes, and therefore may not need to license trademarked fonts. We sometimes protect fonts by copyright registration but we do not always own the copyrights in fonts licensed from third parties. In addition, we cannot be certain that we will be able to enforce our copyrights against a third party who independently develops fonts even if it generates font designs identical to ours.

Our EULA generally permits the embedding of our fonts into an electronic document only for the purpose of viewing and printing the document, but technologies may exist or may develop which allow unauthorized persons who receive such an embedded document to use the embedded font for editing the document or even to install the font into an operating system, the same as if the font had been properly licensed. Unauthorized use of our intellectual property or copying of our fonts may dilute or undermine the strength of our brands. Also, we may be unable to generate revenue from products that incorporate our text imaging solutions without our authorization. Monitoring unauthorized use of our text imaging solutions is difficult and expensive. A substantial portion of the CE devices that require text imaging solutions are manufactured in China. We cannot be certain that the steps we take to prevent unauthorized use of our intellectual property will be effective, particularly in countries like China where the laws may not protect proprietary rights as fully as in the United States.

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in four foreign countries as well as sales staff in three other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. We expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

We are subject to the risks of conducting business internationally, including:

•

our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent that the United States does, which increases the risk of unauthorized and uncompensated use of our text imaging solutions;

•	United States and foreign government trade restrictions, including those that may impose restrictions on importation of programming, technology or components to or from the United States;

•

foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships;

•	difficulty in staffing and managing foreign operations;

•	political instability, natural disasters, war and/or events of terrorism; and

•	the strength of international economies.

We also face risks related to fluctuations in foreign currency exchange rates, in particular fluctuations in the exchange rate of the Japanese yen, the European Community’s Euro, and the United Kingdom’s pound sterling, including risks related to hedging activities we may undertake. For example, prior to instituting foreign currency hedging, we recorded losses on foreign currency exchange of $1.4 million in 2005 primarily due to fluctuation in the value of the Japanese yen relative to the United States dollar. In 2006 and the six months ended June 30, 2007, approximately 41% and 47%, respectively, of our total revenue was denominated in foreign currencies. Although we attempt to mitigate a portion of these risks through foreign currency hedging, these activities may not effectively offset the adverse financial effect resulting from unfavorable movements in currency exchange rates.

Our text imaging solutions compete with solutions offered by some of our customers, which have significant competitive advantages.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Adobe is a significant licensee of our text imaging solutions, but Adobe is also a competitor with respect to the licensing of technologies and fonts. To the extent that Adobe or our other customers choose to utilize competing text imaging solutions they have developed or in which they have an interest, rather than utilizing our solutions, our business and operating results could be adversely affected. Adobe also offers broader product lines than we do, including software products outside of the text imaging solutions markets that provide Adobe with greater opportunities to bundle and cross-sell products to its large user base. To the extent our customers were to offer text imaging solutions comparable to ours at a similar or lower price, our revenue could decline and our business would be harmed.

The Microsoft Windows Vista operating system could have an adverse impact on our future licensing revenue.

Among the changes announced for the new Microsoft Windows Vista operating system are fundamental changes to the printing and networking subsystems within the operating system. Microsoft Windows Vista includes fonts and a new Extensible Markup Language referred to as XML Paper Specification language, or XPS. Should we fail to be compatible with these technologies, or if the laser printer market shifts away from PCL and PostScript to Microsoft Windows Vista’s language, our licensing revenue could be adversely affected.

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us relating to intellectual property rights.

Disputes and litigation regarding the ownership of technologies and fonts and rights associated with text imaging solutions, such as ours, are common, and sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. Third parties have from time to time claimed, and in the future may claim, that our products and services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners pursuant to any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements, and we may not be able to obtain such agreements at all or on terms acceptable to us. We have been in the past involved in litigation with third parties, including Adobe, to defend our intellectual property rights and have not always prevailed.

Current and future industry standards may limit our business opportunities.

Various industry leaders have adopted or are in the process of adopting standards for CE devices that incorporate, or have the potential to incorporate, our text imaging solutions. Although we have made some efforts to have our text imaging solutions adopted as standards by industry market leaders, these efforts have been limited and we do not control the ultimate decision with respect to whether our solutions will be adopted as industry standards in the future or, to the extent they are adopted, whether and for how long they will continue as such. If industry standards adopted exclude our solutions, we will lose market share and our ability to secure the business of OEMs subject to those standards will be adversely affected. Costs or potential delays in the development of our solutions to comply with such standards could significantly increase our expenses and place us at a competitive disadvantage compared to others who comply faster or in a more cost efficient way or those whose solutions are adopted as the industry standard. We may also need to acquire or license additional intellectual property rights from third parties which may not be available on commercially reasonable terms, and we may be required to license our intellectual property to third parties for purposes of standards compliance.

We rely on the manufacturers to whom we license our text imaging solutions to accurately prepare royalty reports for our determination of licensing revenue and if these reports are inaccurate, our revenue may be under, or over-stated and our forecasts and budgets may be incorrect.

Our license revenue is generated primarily from royalties paid by CE device manufacturers who license our text imaging solutions and incorporate them into their products. Under these arrangements, these licensees typically pay us a specified royalty for every consumer hardware device they ship that incorporates our text imaging solutions. We rely on our licensees to accurately report the number of units shipped. We calculate our license fees, prepare our financial reports, projections and budgets and direct our licensing and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. We understand that CE device manufacturers in specific countries have a history of underreporting or failing to report shipments of their products. We are beginning to implement an audit program of our licensees’ records, but the effects of this program may be limited as audits are generally expensive and time consuming and initiating audits could harm our relationships with licensees. In addition, our audit rights are contractually limited. To the extent that our licensees understate or fail to report the number of products incorporating our text imaging solutions that they ship, we will not collect and recognize revenue to which we are entitled. Alternatively, we may encounter circumstances in which an OEM customer may notify us that it previously reported and paid royalties on units in excess of what the customer actually shipped. In such cases, we may be required to give our licensee a credit for the excess royalties paid which would result in a reduction in revenue in the period in which a credit is granted, and such a reduction could be material.

Open source software may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

Open source refers to the free sharing of software code used to build applications in the software development community. Individual programmers may modify and create derivative works and distribute them at no cost to the end-user. To the extent that open source software is developed that has the same or similar functionality as our technologies, demand for our text imaging solutions may decline, we may have to reduce the prices we charge for our text imaging solutions and our results of operations may be negatively affected.

The technologies in our text imaging solutions may be subject to open source licenses, which may restrict how we use or distribute our technologies or require that we release the source code of certain technologies subject to those licenses.

Certain open source licenses, such as the GNU Lesser General Public License, require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary technologies, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary technologies are not combined with, or do not incorporate, open source software in ways that would require our proprietary technologies to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. While our EULA prohibits the use of our technologies in any way that would cause them to become subject to an open source license, our OEM customers could, in violation of our EULA, combine our technologies with technologies covered by an open source license.

In addition, we rely on multiple software engineers to design our proprietary text imaging solutions. Although we take steps to ensure that our engineers do not include open source software in the technologies they design, we may not exercise complete control over the product development efforts of our engineers and we cannot be certain that they have not incorporated open source software into our proprietary technologies. In the event that portions of our proprietary technologies are determined to be subject to an open source license, we might be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our text imaging solutions. Also, our ability to market our text imaging solutions depends in part on the existence of proprietary operating systems. If freely distributed operating systems like Linux become more prevalent, the need for our solutions may diminish and our revenue could be adversely affected. Finally, in the event we develop technologies that operate under or are delivered under an open source license, such technologies may have little or no direct financial benefit to us.

Our licensing revenue depends in large part upon OEMs incorporating our text imaging solutions into their products and if our solutions are not incorporated in these products or fewer products are sold that incorporate our solutions, our revenue will be adversely affected.

Our licensing revenue from OEMs depends upon the extent to which these OEMs embed our technologies in their products. We do not control their decision whether or not to embed our solutions into their products and we do not control their product development or commercialization efforts. If we fail to develop and offer solutions that adequately or competitively address the needs of the changing marketplace, OEMs may not be willing to embed our solutions into their products. The process utilized by OEMs to design, develop, produce and sell their products is generally 12 to 24 months in duration. As a result, if an OEM is unwilling or unable to embed our solutions into a product that it is manufacturing or developing, we may experience significant delays in generating revenue while we wait for that OEM to begin development of a new product that may embed our solutions. In addition, if OEMs sell fewer products incorporating our solutions, our revenue will be adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and the NASDAQ Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect the rules and regulations applicable to us to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. In addition, in the current public company environment officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. In addition, our management team will also have to adapt to the requirements of being a public company, as most of our senior executive officers have limited, if any, experience in the public company environment. If we are required to implement more complex organizational management structures as a public company, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

Our independent registered public accounting firm has advised us that it has identified a material weakness in our internal control over financial reporting relating to inadequate financial statement preparation and review procedures, which resulted in the restatement of certain of our quarterly financial statements in 2006.

In connection with the audit of our financial statements as of and for the year ended December 31, 2006, our independent registered public accounting firm reported to our audit committee on April 11, 2007 that they had identified a material weakness in internal control over financial reporting relating to inadequate financial statement preparation and review procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Specifically, our independent registered public accounting firm has determined that we do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient:

•

technical accounting resources, including enough personnel with an appropriate level of experience to review and provide supervision within our accounting and finance departments and handle applicable SEC reporting requirements;

•

qualified local accounting personnel and procedures in place to investigate the transactions of our foreign locations to permit the preparation of financial statements in accordance with generally accepted accounting principles;

•	procedures to ensure that balances and adjustments related to foreign subsidiaries are properly posted to the general ledger; and

•	analysis of reserves and accruals, including professional fees, foreign tax liabilities and royalty accruals.

As a result of this material weakness, we identified the following errors in our financial statements for 2006:

•

Related to the conversion of the financial statements of Linotype into U.S. GAAP, we improperly capitalized certain costs in the amount of $755,000 rather than recording such costs as general and administrative expense. Correction of this error resulted in an increase in general and administrative expense in the fourth quarter of 2006 by a corresponding amount. This error occurred in the fourth quarter of 2006 and was identified by our independent registered public accounting firm.

•

We improperly accounted for collections of taxes in Japan in the amount of $1.7 million in 2006 as liabilities, but such taxes were not payable due to a provision of Japanese tax law of which we were unaware. Correction of this error resulted in an increase in other income in 2006 of $1.7 million, and required us to restate our quarterly operating results for the first three quarters of 2006. This error began on January 1, 2006 and was discovered by us in connection with the preparation of our annual Japanese tax returns in February 2007.

•

We under-accrued for unbilled legal expenses in the fourth quarter of 2006 due to a failure to inquire of a service provider as to unbilled fees at year end. Correction of this error resulted in an increase of $160,000 in general and administrative expense in the fourth quarter of 2006. This error occurred in the fourth quarter of 2006 and was identified by our independent registered public accounting firm.

Post-closing adjustments resulting from the foregoing reflected in our financial statements for 2006 had the effect of decreasing other assets, decreasing accrued expenses, increasing operating expenses and increasing other income. For the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, these post-closing adjustments resulted in an increase in other income and a decrease in accrued expenses of $349,000, $581,000 and $255,000, respectively. For the three months ended December 31, 2006, these post-closing adjustments resulted in a decrease in other assets of $755,000, a decrease in accrued expenses of $355,000, an increase in operating expenses of $915,000 and an increase in other income of $463,000.

We concur with the findings of our independent registered public accounting firm and agree that this material weakness still existed at June 30, 2007. We have begun remediation and while we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. Remediation will involve hiring additional qualified personnel, which may be difficult to do, and will require expenditures on training, additional control processes and IT infrastructure, which could be expensive.

As part of our efforts to remediate our material weakness, we will be transitioning our Linotype operations from its separate accounting system to the Company’s Microsoft Dynamics GP accounting system. This transition could result in corruption or loss of data or other problems that could adversely affect our ability to produce accurate and timely financial statements. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the NASDAQ Global Market.

While the cost to date of our remediation effort has not been material, we may incur material costs in the future for the remediation of the material weakness in internal control. We are currently unable to estimate with reasonable certainty the anticipated costs associated with our remediation efforts. Although we believe we will be able to address the material weakness with remedial measures, the measures we take may not be effective, and we may not be able to implement and maintain effective internal control over financial reporting in the future. Failure to remediate this material weakness, or the identification of other material weaknesses in the future, would undermine our ability to prepare accurate and timely financial statements, could result in a lack of investor confidence in our publicly filed information and could adversely affect our stock price.

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and our stock price.

Implementing adequate internal financial and accounting controls and procedures to ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify additional material weaknesses, significant deficiencies or other areas for further attention or improvement in the future. Our networks may be vulnerable to security risks and hacker attacks, which may affect our ability to maintain effective internal controls as contemplated by Section 404. Implementing any appropriate changes to our internal controls in the future may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, future disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

Because of their significant stock ownership, some of our existing stockholders will be able to exert substantial control over us and our significant corporate decisions.

Upon completion of our initial public offering (including the exercise by the underwriters of a portion of the over-allotment option), our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 58.2% of our outstanding common stock. As a result, these persons, acting together, will have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, will have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging potential acquirers from making offers to purchase our company.

Our quarterly results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	demand for CE devices that include our text imaging solutions;

•	demand for our fonts and custom font design services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of text imaging solutions by us and our competitors;

•	price reductions by us or our competitors or changes in how text imaging solutions are priced;

•	the mix of text imaging solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like;

•	timing of billings to customers on royalty reports received by us under our licensing agreements; and

•	our ability to hire and retain qualified personnel.

For example, as a result of the schedule of royalty reporting from laser printer and other CE device manufacturers, our OEM revenue in the first quarter of 2006 was lower than the revenue in the prior quarter. In the fourth quarter of 2006, our OEM revenue declined by approximately $889,000 compared to the prior quarter due to the timing of product delivery and billings to a significant customer. Also, as a result of variances on the timing of transactions through our e-commerce websites, our revenue varies from quarter to quarter. In addition, a substantial portion of our quarterly revenue is based on actual shipment by our customers of products incorporating our text imaging solutions in the preceding quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our customers is outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is limited. Additionally, under a fixed fee license agreement we have, we have agreed to certain reductions in the fee payable over a period of years. Upon completion of our initial public offering, we incurred approximately $3.0 million in a one-time charge associated with the repayment in full of one of our credit facilities. We expect that this charge will result in a net loss for the third quarter of 2007. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Robert M. Givens, our former Chief Executive Officer, retired effective December 31, 2006, after more than 20 years leading Monotype and its predecessors. Mr. Givens was replaced by Douglas J. Shaw who has been with Monotype in various senior management roles during the same period of time. Mr. Givens has been critical to the overall management of Monotype, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, including font designers who are recognized as leaders in the industry and experienced software engineers. These individuals have acquired specialized knowledge and skills with respect to us and our operations. These individuals can be terminated or can leave our employ at any time. Some of these individuals are consultants. If any of these individuals or a group of individuals were to terminate their employment unexpectedly or end their consulting relationship sooner than anticipated, we could face substantial difficulty in hiring qualified successors, could incur significant costs in connection with their termination and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel and consultants for all areas of our organization. In this regard, if we are unable to hire and train a sufficient number of qualified employees and consultants for any reason or retain employees or consultants with the required expertise, we may not be able to implement our current initiatives or grow effectively or execute our business strategy successfully.

We may expand through acquisitions of other companies, which may divert our management’s attention or result in additional dilution to stockholders or use of resources that are necessary to operate other parts of our business.

As part of our business strategy, we may seek to acquire businesses, products or technologies that we believe could complement or expand our products, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	unanticipated costs or liabilities associated with such acquisitions;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate such acquisitions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our results of operations. Acquisitions could also result in potentially dilutive issuances of equity securities or in the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results may suffer.

Our recent growth through acquisitions may not be representative of future growth.

Our revenue for the six months ended June 30, 2007 was 35.5% higher than our revenue for the six months ended June 30, 2006. Revenue grew approximately 24.7% due to the inclusion of the results of operations of Linotype and China Type Design, which we acquired in the quarter ended September 30, 2006. We do not expect to sustain similar growth in future periods.

Risks Related to the Securities Markets and Investment in our Common Stock

Market volatility may affect our stock price and the value of your investment.

Prior to our initial public offering, there was no market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities; and

•	other risks and uncertainties described in these “Risk Factors”.

We negotiated and determined the initial public offering price with representatives of the underwriters and this price may not be indicative of prices that will prevail in the trading market. As a result, you may not be able to sell your shares of common stock at or above the offering price. The market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may inhibit attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and the repayment of indebtedness and do not anticipate declaring or paying any cash dividends for the foreseeable future. Moreover, our senior credit agreement relating to our senior credit facility arranged by Wells Fargo Foothill, Inc., or First Lien Credit Facility, imposes restrictions on our ability to declare and pay dividends.

Future sales of our common stock may cause our stock price to decline.

As of August 31, 2007, there were 34,133,867 shares of our common stock outstanding. Of these, 463,153 vested shares may be sold between the date of our initial public offering and 180 days after the date of the offering, 21,008,797 shares may be sold upon expiration of lock-up agreements 180 days after the date of this offering and the remaining shares may be sold from time to time thereafter upon expiration of their respective one-year holding periods under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of August 31, 2007, we had outstanding options to purchase up to 2,395,840 shares of common stock that, if exercised, will result in these additional shares becoming available for sale prior to or upon expiration of the lock-up agreements. A large portion of our shares and options are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares after this offering could significantly reduce the market price of our common stock. Moreover, after this offering, the holders of 21,483,223 shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders. On July 30, 2007, we registered all common stock underlying currently outstanding options and all common stock that we may issue under the 2007 Option Plan. An aggregate of 4,383,560 shares of our common stock are reserved for future issuance under the 2007 Option Plan, together with any shares that are forfeited under the 2004 Option Plan. Subject to outstanding options or the 2007 Option Plan, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock. See Shares Eligible for Future Sale contained in our registration statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007, for a more detailed description of sales that may occur in the future.

We may require additional capital, and raising additional funds by issuing securities or additional debt financing may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to raise additional capital in the future. We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any new debt financing we enter into may involve covenants that restrict our operations more than our current credit facilities. These restrictive covenants would likely include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

Our substantial indebtedness could affect our financing options and liquidity.

Following our initial public offering, we have $140.0 million of debt outstanding and an undrawn $20.0 million revolving credit facility. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common stock, including:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•

requiring a significant portion of our cash flow from operations to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for other purposes;

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures; and

•	preventing us from paying dividends on our common stock.

We are subject to restrictive debt covenants that impose operating and financial restrictions on us and could limit our ability to grow our business.

Covenants in our credit facility impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, acquisitions, asset sales and creation of certain types of liens. These restrictions could limit our ability to take advantage of business opportunities. Furthermore, our indebtedness requires us to maintain specified financial ratios and to satisfy specified financial condition tests and under certain circumstances requires us to make annual and quarterly mandatory prepayments with a portion of our available cash. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In 2005, 2006 and 2007, we received a waiver with respect to the deadline for the completion of our audited financial statements for the prior year and the timing of the annual prepayment with a portion of our available cash. If we are unable to comply with the covenants and ratios in our current credit facility in the future, we may be unable to obtain additional waivers of non-compliance from the lenders, which would put us in default under the facility, or we may be required to pay substantial fees or penalties to the lenders. Either development could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

During the quarter ended June 30, 2007, we granted, under the 2004 Option Plan, stock options to purchase an aggregate of 50,844 shares of common stock, each at an exercise price of $13.25 per share, and 8,000 shares of restricted common stock with a fair market value of $13.25 per share. During this period, we also issued an aggregate of 33,124 shares of common stock pursuant to the exercise of stock options issued under the 2004 Option Plan for cash consideration with aggregate exercise proceeds of approximately $4,595. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. On July 30, 2007, we registered all common stock underlying currently outstanding options.

(b)	Use of proceeds

On July 24, 2007, our registration statement on Form S-1, as amended (Registration No. 333-140232), was declared effective for our initial public offering, pursuant to which we offered and sold 6,500,000 shares of common stock at an initial public offering price of $12.00 per share. Certain existing stockholders also sold 4,500,000 shares of common stock in the offering at $12.00 per share. The underwriters exercised their over-allotment option to purchase an additional 1,059,427 common shares, all of which were sold by existing stockholders, at the initial public offering price of $12.00 per share on August 23, 2007. The offering closed on July 30, 2007 and the underwriters’ over-allotment option closed on August 28, 2007 and, after the sale of all securities registered, including the underwriters’ over-allotment option shares, we received net proceeds of approximately $72.5 million, after underwriters’ discounts of $5.5 million. The underwriters of the offering were Banc of America Securities LLC, Jeffries & Company, Inc., William Blair & Company, L.L.C., Needham & Company, LLC, and Canaccord Adams Inc. We incurred estimated offering related expenses of approximately $3.9 million, of which approximately $1.4 million were paid prior to the closing of the initial public offering. These offering related expenses, together with the underwriters’ discount, totaled approximately $9.4 million in estimated expenses related to the offering, and resulted in net proceeds to us of approximately $68.6 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Upon the closing of the offering, we immediately repaid approximately $9.7 million to investment funds affiliated with TA Associates and our other preferred stockholders, including Robert M. Givens, Douglas J. Shaw, Jacqueline D. Arthur, John L. Seguin, Jeffery J. Burk, David R. Dewitt, Geoffrey W. Greve, John H. McCallum, David L. McCarthy, Patricia J. Money and Jack P. Murphy, each a director/officer of the Company, to redeem all of the shares of redeemable preferred stock that were issued and outstanding immediately following the conversion of our convertible preferred stock. The conversion of the convertible preferred stock occurred upon the closing of the initial public offering. Investment funds affiliated with TA Associates received approximately $8.6 million of the $9.7 million upon the redemption of the redeemable preferred stock. Robert M. Givens, Douglas J. Shaw, Jacqueline D. Arthur, John L. Seguin, Jeffery J. Burk, David R. Dewitt, Geoffrey W. Greve, John H. McCallum, David L. McCarthy, Patricia J. Money and Jack P. Murphy received approximately $128,866, $128,866, $20,314, $12,675, $31,852, $19,836, $2,480, $14,877, $50,863, $9,589 and $12,398, respectively, upon the redemption of the redeemable preferred stock. We also repaid the $70 million term loan owed under our second lien credit facility led by D.B. Zwirn.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2007, our stockholders took action by written consent in lieu of an annual meeting pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved (i) the Amended and Restated By-laws of the Company; (ii) the adoption of the Company’s 2007 Option Plan; (iii) the election of Robert M. Givens, Roger J. Heinen, Jr., Douglas J. Shaw, Jonathan W. Meeks, Peter J. Simone, A. Bruce Johnston and Pamela F. Lenehan as Directors of the Company; (iii) upon the filing of the Company’s Amended and Restated Certificate of Incorporation, the classification of Robert M. Givens and Roger J. Heinen, Jr. as Class I Directors, Douglas J. Shaw, Jonathan W. Meeks, Peter J. Simone as Class II Directors, and A. Bruce Johnston and Pamela F. Lenehan as Class III Directors of the Company. Holders of (a) a majority of the Company’s then outstanding common stock and (b) a majority of the Company’s then outstanding convertible preferred stock approved the foregoing matters by written consent, and there were no votes against and no abstentions.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: September 7, 2007	By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: September 7, 2007	By:	/s/ JACQUELINE D. ARTHUR
Jacqueline D. Arthur Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders named therein and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.