Form 10-Q
period 2007-09-30
Monotype Imaging Holdings Inc.
filed 2007-11-13
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

34,167,849 shares of Common Stock, par value $0.001 per share, outstanding as of November 5, 2007.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$8,540	$13,414
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2006, $56 at September 30, 2007	4,841	5,260
Deferred income taxes	793	809
Investment in interest rate cap	882	265
Prepaid expense and other current assets	1,306	2,090

Total current assets	16,362	21,838
Property and equipment, net of accumulated depreciation of $1,178 at December 31, 2006, $2,130 at September 30, 2007	1,935	1,940
Goodwill	138,452	141,487
Intangible assets, net	111,419	104,659
Investment in interest rate cap	73	6
Prepaid royalties	400	297
Other assets	1,632	292

Total assets	$270,273	$270,519

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,580	$1,053
Accrued expenses	12,683	12,188
Current portion of deferred compensation	869	—
Accrued income taxes	2,066	237
Deferred revenue	5,034	7,066
Current portion of long-term debt	13,105	14,021

Total current liabilities	35,337	34,565
Long-term debt, less current portion	189,793	120,718
Deferred income taxes	14,369	15,007
Reserve for income taxes, net of current portion	—	1,195
Other long-term liability	—	312
Accrued pension benefits	3,184	3,540
Commitments and contingencies (Note 13)
Convertible redeemable preferred stock, at redemption value, $0.01 par value; Authorized shares: 5,994,199 at December 31, 2006, none at September 30, 2007; Issued and outstanding: 5,840,354 at December 31, 2006, none at September 30, 2007	40,170	—
Stockholders’(deficit) equity:
Preferred stock, $0.001 par value, Authorized shares: none at December 31, 2006, 10,000,000 at September 30, 2007; Issued and outstanding: none at December 31, 2006, none at September 30, 2007	—	—
Common stock, $0.001 par value, Authorized shares: 40,000,000 at December 31, 2006, 250,000,000 at September 30, 2007; Issued and outstanding: 3,764,088 at December 31, 2006, 34,154,697 at September 30, 2007.	4	34
Additional paid-in capital	687	136,020
Treasury stock, at cost, 40,836 shares at December 31, 2006, 53,194 shares at September 30, 2007	(41)	(41)
Accumulated other comprehensive income	574	1,970
Accumulated deficit	(13,804)	(42,801)

Total stockholders’ (deficit) equity	(12,580)	95,182

Total liabilities and stockholders’ (deficit) equity	$270,273	$270,519

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$22,786	$26,172	$60,756	$77,638
Cost of revenue	2,327	1,999	6,552	6,969
Cost of revenue—amortization of acquired technology	829	844	2,179	2,532
Marketing and selling	4,250	4,694	10,457	13,832
Research and development	3,802	6,079	9,727	13,975
General and administrative	2,067	3,836	5,673	11,291
Amortization of other intangible assets	1,663	1,792	4,890	5,359

Total costs and expenses	14,938	19,244	39,478	53,958
Income from operations	7,848	6,928	21,278	23,680
Other (income) expense:
Interest expense	6,411	3,981	14,471	14,653
Interest income	(30)	(56)	(112)	(122)
Loss on extinguishment of debt	—	2,958	—	2,958
Other income, net	(699)	(956)	(2,009)	(1,194)

Total other expense	5,682	5,927	12,350	16,295
Income before provision for income taxes	2,166	1,001	8,928	7,385
Provision (benefit) for income taxes	1,784	(523)	4,463	2,296

Net income	$382	$1,524	$4,465	$5,089

Net loss available to common stockholders	$(6,745)	$(2,391)	$(10,050)	$(28,996)

Earnings per share:
Basic and diluted	$(2.77)	$(0.09)	$(4.45)	$(2.79)
Weighted average number of shares:
Basic and diluted	2,440,192	25,248,387	2,259,012	10,403,474

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2007
Operating Activities
Net income	$4,465	$5,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,497	8,629
Amortization of deferred financing costs and debt discount	783	746
Loss on extinguishment of debt	—	2,958
Share based compensation	74	3,271
Deferred income taxes	1,243	686
Unrealized currency gain on foreign denominated inter-company transactions	—	(2,168)
Unrealized loss on interest rate caps	179	437
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,407	(353)
Income tax refund receivable	2,067	—
Prepaid expenses and other assets	(1,797)	(3,252)
Accounts payable	256	(574)
Accrued income taxes	540	(1,008)
Accrued expenses and other liabilities	332	2,467
Accrued transaction bonus	(267)	—
Deferred compensation	(975)	—
Deferred revenue	(2,329)	1,292

Net cash provided by operating activities	13,475	18,220

Investing activities
Acquisitions, net of cash acquired	(53,168)	(75)
Purchases of property and equipment	(293)	(636)
Purchase of technology	(9,547)	—

Net cash used in investing activities	(63,008)	(711)

Financing activities
Purchase of interest rate caps	(33)	—
Proceeds from issuance of debt, net of issuance costs	54,086	10,783
Payments on long-term debt	(8,159)	(80,740)
Redemption of redeemable preferred stock	—	(9,654)
Payment of penalty fee associated with debt extinguishment	—	(1,400)
Net proceeds from initial public offering	—	67,472
Proceeds from exercises of common stock options and restricted stock	102	59
Repurchase of common and convertible redeemable preferred stock	(51)	—

Net cash provided by (used in) financing activities	45,945	(13,480)
Effect of exchange rates on cash and cash equivalents	147	845

(Decrease) increase in cash and cash equivalents	(3,441)	4,874
Cash and cash equivalents at beginning of period	10,784	8,540

Cash and cash equivalents at end of period	$7,343	$13,414

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

Initial Public Offering

We completed our initial public offering on July 30, 2007, issuing 6.5 million shares of our common stock at a price of $12.00 per share. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $67.5 million. The following events occurred in connection with the initial public offering:

•

5,840,354 shares of convertible redeemable preferred stock held by certain investors were converted into 23,361,416 shares of common stock and 5,840,354 shares of redeemable preferred stock. The conversion resulted in approximately $64.6 million being reclassified to the capital accounts of the Company, and approximately $9.7 million being reclassified to redeemable preferred stock. We used approximately $9.7 million in proceeds from the initial public offering to redeem all of the shares of redeemable preferred stock at its stated redemption price of $1.653 per share.

•

We amended and restated our First Lien Credit Facility (see Note 7) which increased our borrowings thereunder to $140.0 million from $128.4 million and increased the maximum available under our revolving line-of-credit to $20 million from $10 million. In connection with this amendment and restatement, we paid a fee of $0.7 million.

•

We used the proceeds from the offering, net proceeds from the amendment to our First Lien Credit Facility and cash on hand, to pay in full the outstanding borrowings under our Second Lien Credit Facility (see Note 7) of $70.0 million, plus a $1.4 million prepayment penalty.

•

Three convertible promissory notes issued in connection with our acquisition of China Type Design in July 2006 with an aggregate face amount of $0.6 million were converted into 415,903 shares of restricted common stock of the Company.

Each of the aforementioned events is discussed in detail in the accompanying notes.

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

Linotype

On August 1, 2006, we completed the acquisition of Linotype, a German company and a leader in the development, marketing, licensing and servicing of digital fonts and proprietor of a font library comprised of typefaces. We also acquired certain fonts and other intellectual property assets from the seller of Linotype. With the purchase of Linotype, we acquired access to a large library of fonts, a strong brand with a significant web presence and a more complete offering for the creative professional market. We have also reduced our cost of revenue by the amount paid to Linotype to license their fonts prior to the acquisition. We restructured our debt agreements to fund the acquisition. Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. The total purchase price for Linotype and the related intellectual property, which was purchased separately, was approximately $59.7 million in cash, which included the related acquisition costs of approximately $0.7 million, and was allocated as follows:

Fair Value at Acquisition Date (in thousands)
Assets:
Current assets	$5,192
Non-current assets	59
Fixed assets	691
Customer relationships	5,800
Technology	9,600
Trademarks	5,600
Non-compete agreements	1,300
Goodwill	43,085

Total assets acquired	71,327
Current liabilities assumed	(6,090)
Deferred income taxes	(5,547)

Net assets acquired	$59,690

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 14 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated six year life. These assets will be amortized over their respective useful lives. Trademarks have an indefinite life and are subject to annual valuations to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $43.1 million.

We made an election under Section 338(g) of the U.S. Internal Revenue Code (“IRC”) to treat the acquisition of the stock of Linotype as an asset acquisition for U.S. tax purposes. In addition, we have filed an election to treat Linotype as a disregarded entity for U.S. tax purposes. As a result, all of the goodwill is expected to be deductible for U.S. income tax purposes.

The following pro forma financial information (in thousands, except per share data) presents the combined results of operations of the Company and Linotype as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of the results which may be obtained in the future.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Pro forma revenues	$23,746	$71,241
Pro forma net income	$444	$5,597
Net loss available to common stockholders	$(6,683)	$(8,918)
Pro forma basic and diluted loss per share	$(2.74)	$(3.95)

China Type Design

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design, a Hong Kong corporation specializing in font design, for approximately $4.1 million in cash and three promissory notes in the aggregate face amount of $0.6 million that were convertible into a total of 400,000 shares of our restricted common stock at the option of the holder or automatically if a drag along right is exercised or upon an initial public offering. With the China Type Design acquisition, we acquired a library of Asian stroke-based fonts and gained the capability to develop and produce these fonts. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. The results of operations of China Type Design have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. Prior to the acquisition, we did not have the ability to exercise significant influence over operating and financial policies of China Type Design and, accordingly, the results of its operations were accounted for using the cost method of accounting.

The total purchase price of $4.8 million, including related acquisition costs of approximately $0.1 million has been allocated as follows:

Fair Value at Acquisition Date (in thousands)
Assets:
Current assets	$1,507
Fixed assets	61
Customer relationships	400
Technology	200
Trademarks	100
Non-compete agreements	300
Goodwill	2,726

Total assets acquired	5,294
Current liabilities assumed	(363)
Deferred income taxes	(180)

Net assets acquired	$4,751

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 12 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated six year life. These assets will be amortized over their respective estimated useful lives. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $2.7 million.

We made an election under Section 338(g) of the IRC to treat the acquisition of the stock of China Type Design as an asset acquisition for U.S. tax purposes. In addition, we have filed an election to treat China Type Design as a disregarded entity for U.S. tax purposes. As a result, all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations of China Type Design were not material to our results; accordingly no pro forma financial information has been presented.

We recorded goodwill with each of our recent acquisitions; Linotype in August 2006 and China Type Design in July 2006. The Company accounts for goodwill pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) which requires that goodwill not be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As of September 30, 2007 the Company determined that there were no factors present to indicate that any impairment existed. The Company will complete its annual testing of trademarks and goodwill during the fourth quarter of 2007.

4.	Supplemental Disclosures and Non-Cash Transactions

For the nine months ended September 30, 2006 and 2007, cash paid for interest was $12.4 million and $11.5 million, respectively.

During the nine months ended September 30, 2006, we issued $0.6 million in convertible notes payable in connection with our acquisition of China Type Design that converted into restricted common stock in the nine months ended September 30, 2007.

5.	Intangible Assets

Intangible assets as of December 31, 2006 and September 30, 2007 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2006			September 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,011	$(8,758)	$37,253	$46,476	$(12,085)	$34,391
Acquired technology	12-15	43,393	(5,800)	37,593	43,567	(8,344)	35,223
Non-compete agreements	4-6	11,547	(5,477)	6,070	11,652	(7,560)	4,092
Trademarks		26,103	—	26,103	26,553	—	26,553
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$131,454	$(20,035)	$111,419	$132,648	$(27,989)	$104,659

Amortization is calculated on a straight line basis. Amortization of acquired technology is a cost of revenue and for the three months ended September 30, 2006 and 2007 was $0.8 million and $0.8 million, respectively. Amortization of acquired technology for the nine months ended September 30, 2006 and 2007 was $2.2 million and $2.5 million, respectively.

Amortization of other intangible assets for the three months ended September 30, 2006 and 2007 was $1.7 million and $1.8 million, respectively. Amortization of other intangible assets for the nine months ended September 30, 2006 and 2007 was $4.9 million and $5.4 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2006	September 30, 2007
Payroll and related benefits	$4,212	$4,075
Royalties	2,638	2,668
Interest	2,080	1,238
Rent	275	290
Legal and audit fees	2,436	914
Sales taxes	212	1,699
Advertising	133	329
Current portion of unvested share liability	83	156
Other	614	819

Total accrued expenses	$12,683	$12,188

7.	Debt

Long-term debt consists of the following (in thousands):

	December 31, 2006	September 30, 2007
First Lien Credit Facility—$136.0 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (8.24% at September 30, 2007), and $1.67 million at Prime plus 1.25% (9.0% at September 30, 2007) due in monthly installments of principal and interest through July 2012	$136,833	$137,666
Second Lien Credit Facility—interest at LIBOR plus 6.75% payable monthly in arrears	70,000	—
Convertible note payable	600	—
Note payable—Other	58	43

	207,491	137,709
Less unamortized financing costs and debt discount	(4,593)	(2,970)

Total debt	202,898	134,739
Less current portion	(13,105)	(14,021)

Long-term debt	$189,793	$120,718

First Lien Credit Facility

On July 30, 2007, in connection with our initial public offering, we amended and restated our First Lien Credit Facility which increased our borrowing thereunder to $140.0 million from $128.4 million and increased the maximum available under our revolving line-of-credit to $20 million from $10 million. In connection with this amendment and restatement, we paid a fee of $0.7 million.

Upon entering into our Amended and Restated Credit Agreement, our scheduled monthly principal payments were increased to approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements.

Borrowings under the Amended and Restated Credit Agreement continue to bear interest at either (i) the prime rate plus a margin, or (ii) LIBOR plus a margin as defined by the Amended and Restated Credit Agreement, payable monthly. However, the margin for prime rate borrowings was reduced from 1.75% to 1.25%, and the margin for LIBOR rate borrowings was reduced from 3.25% to 2.75%. In addition, while the Amended and Restated Credit Agreement continues to be secured by substantially all of our assets and continues to place limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements, the limitation on capital spending and certain other financial covenants were removed. The only remaining financial covenant in our Amended and Restated Credit Agreement, is a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation. The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2007.

Second Lien Credit Facility

Using proceeds from our initial public offering, proceeds from the amendment of our First Lien Credit Facility, as described above, and cash on hand, we paid the entire $70 million outstanding balance on our Second Lien Credit Facility, together with a prepayment penalty fee of $1.4 million. The prepayment penalty fee was charged to operations as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs that were written off upon the payoff and termination of the Second Lien Credit Facility.

Convertible Note Payable

On July 30, 2007, upon completion of the Company’s initial public offering, three convertible notes issued in connection with our acquisition of China Type Design with an aggregate face amount of $0.6 million were converted into 415,903 shares of restricted common stock of the Company. In the three and nine months ended September 30, 2007, we incurred $2.1 million of share based compensation expense on these restricted shares which is included in research and development expense within our consolidated statements of operations.

8.	Defined Benefit Pension Plan

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

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Service cost	$18	$31	$18	$89
Interest cost	22	36	22	105

Net periodic benefit cost	$40	$67	$40	$194

9.	Net Loss Per Share

The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share under the “two class” method (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income, as reported	$382	$1,524	$4,465	$5,089
Less: Preferred stock accretion	(7,127)	(3,915)	(14,515)	(34,085)

Net loss available to common stockholders	$(6,745)	$(2,391)	$(10,050)	$(28,996)

Denominator:
Weighted-average shares of common stock outstanding	3,756,648	26,205,118	3,754,600	11,335,611
Less: Weighted-average shares of unvested restricted common stock outstanding	(1,316,456)	(956,731)	(1,495,588)	(932,137)

Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per common share	2,440,192	25,248,387	2,259,012	10,403,474

Net loss per common share—Basic and diluted	$(2.77)	$(0.09)	$(4.45)	$(2.79)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Convertible redeemable preferred stock	23,384,620	—	23,373,060	—
Unvested restricted shares of common stock	1,316,456	956,731	1,495,588	932,137
Options outstanding, based on treasury stock method	1,035,528	1,246,218	940,372	1,259,696
Convertible notes payable	278,261	—	93,773	—

10.	Comprehensive Income

Total comprehensive income, net of taxes, consists of net income and net changes in foreign currency translation adjustment. The following is a summary of the Company’s comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$382	$1,524	$4,465	$5,089
Net changes in:
Foreign currency translation adjustment, net of tax	(30)	1,008	38	1,396

Total comprehensive income	$352	$2,532	$4,503	$6,485

11.	Stock Compensation Plan

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan after giving effect to a 4-for-1 stock split effective July 5, 2007 (Note 9), and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of September 30, 2007, 79,500 options and 423,903 restricted stock awards have been granted under the 2007 Option Plan. Of the 423,903 restricted stock awards granted, 197,554 were granted to a consultant in connection with China Type Design and the unvested portion is subject to variable accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”), using the Black-Scholes model, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. During the three and nine month periods ended September 30, 2006, we recorded total share based compensation expense of $0.1 million and $0.1 million, respectively. During the three and nine month periods ended September 30, 2007, we recorded total share based compensation expense of $2.5 million and $3.3 million, respectively.

Share Based Compensation

The following presents the impact of share based compensation expense on our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Marketing and selling	$14	$114	$14	$315
Research and development	5	2,158	5	2,307
General and administrative	55	246	55	649

Total share based compensation	$74	$2,518	$74	$3,271

Included in our share based compensation expense in both the three and nine months ended September 30, 2007, was $2.1 million of expense on the shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes (see Note 7) and which is included in research and development in the accompanying consolidated statements of operations. As of September 30, 2007, the Company had $5.8 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 3.1 years.

Stock Option Awards

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Risk-free interest rate	4.64%	4.46%	4.64%	4.53%
Expected dividend yield	—	—	—	—
Expected volatility	80.7%	68.0%	80.7%	69.4%
Expected life (in years)	6.1	6.1	6.1	6.0
Weighted average fair value per share	$1.23	$8.13	$1.23	$7.47

Stock option activity for the nine months ended September 30, 2007 is presented below.

Stock Option Awards	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in thousands)	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2006	2,313,376	$3.39
Granted	234,900	11.25
Cancelled	(27,789)	4.98
Exercised	(117,648)	0.51

Outstanding at September 30, 2007	2,402,839	$4.28	$20,035	8.4 years

Exercisable at September 30, 2007	881,544	$2.59	$8,805	8.0 years

Vested or expected to vest at September 30, 2007(2)	2,340,922	$4.25	$19,578

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our shares of common stock for the 2,304,839 options that were in the money at September 30, 2007.

(2)

Represents the number of vested options as of September 30, 2007, plus the number of unvested options expected to vest as of September 30, 2007, based on the unvested options outstanding at September 30, 2007, adjusted for the estimated forfeiture rate of 4.07%.

The aggregate intrinsic value of exercised options for the three months ended September 30, 2006 and September 30, 2007 was $9 thousand and $0.9 million, respectively. The aggregate intrinsic value of exercised options for the nine months ended September 30, 2006 and September 30, 2007 was $24 thousand and $1.4 million, respectively.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 and the nine months ended September 30, 2007 was $8 thousand and $59 thousand, respectively. A tax benefit of approximately $0.3 million was realized from option exercises during the nine months ended September 30, 2007. Option exercises will result in the issuance of new shares of common stock.

Unvested Share Awards

Unvested stock activity for the nine months ended September 30, 2007 is presented below.

Unvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	1,016,428	$0.22
Granted	423,903	1.72
Vested	(469,916)	0.46
Cancelled	(12,358)	0.00

Unvested at September 30, 2007	958,057	$0.77

12.	Income Taxes

For the three and nine months ended September 30, 2007, our effective tax rate was (52.2%) and 31.1%, respectively. During the three months ended March 31, 2007, the Company revised its estimate concerning the future reversal of timing items and concluded that reversal is likely to occur when the U.S. federal incremental tax rate is at 35% versus the 34% rate utilized in previous years. During the three months ended September 30, 2007, Germany enacted new tax legislation, effective for us on January 1, 2008. Among other changes, the new German tax law lowers the German effective tax rate by approximately 10%, from the current rate of 40% to 30%. As a result, deferred tax liabilities related to the Company's German operations were adjusted to reflect the rates at which those deferred tax liabilities are expected to reverse. Accordingly, we recorded the deferred tax impact associated with these changes as a discrete event in the third quarter of 2007 in the amount of $1.4 million, which resulted in our decreased effective tax rates for the three and nine months ended September 30, 2007. An increase to the tax provision of $0.5 million for non-deductible share based compensation expense partially offset this tax benefit, resulting in an effective tax rate for the three and nine months ended September 30, 2007 of (52.2%) and 31.1%, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48, which resulted in the reclassification of approximately $1.6 million from deferred income tax liabilities to the reserve for income taxes. Of this amount of unrecognized tax benefits, approximately $0.6 million, if recognized, would result in a reduction to the Company’s effective tax rate. Approximately $0.2 million is expected to be recognized within the next year. Accordingly, $0.2 million has been included in accrued income taxes in the accompanying condensed consolidated balance sheet as of September 30, 2007. The reserve has decreased by $0.3 million for the nine months ended September 30, 2007 and the remaining $1.1 million has been included in non-current liabilities in the accompanying consolidated balance sheet as of September 30, 2007. In accordance with FIN 48, the Company elected to classify potential interest and penalties as a component of tax expense. As of January 1, 2007, the Company accrued approximately $90 thousand for tax related interest and penalties, and as of September 30, 2007, the total amount of accrued interest and penalties was $0.2 million.

The Company is currently subject to examination by the Internal Revenue Service and foreign jurisdictions for 2004, 2005 and 2006. The Company’s and its subsidiaries’ state income tax returns are subject to audit for 2004, 2005 and 2006.

As of September 30, 2007, there have been no significant changes to the Company’s liability for uncertain tax positions.

13.	Commitments and Contingencies

Legal Proceedings

Adobe Systems Incorporated

On October 30, 2006, Adobe Systems filed an action in the United States District Court of the Northern District of California against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports, and using the fonts licensed under those agreements improperly and without authorization. Adobe requested unspecified money damages, a declaratory judgment, costs and attorneys’ fees. On November 9, 2007, Adobe dismissed the case without prejudice.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2006 and September 30, 2007.

14.	Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of September 30, 2007, one customer accounted for 24.0% of our gross accounts receivable balance as a result of a prepayment in accordance with a licensing agreement. We have since collected the amount in full. As of December 31, 2006 no customer individually accounted for 10% or more of our accounts receivable. Historically, we have not recorded material losses due to customer nonpayment.

15.	Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (CE device manufacturers and independent software vendors, together OEM, and creative professional), expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
OEM	$17,369	$18,261	$47,788	$53,561
Creative Professional	5,417	7,911	12,968	24,077

Total	$22,786	$26,172	$60,756	$77,638

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronic, or CE, devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 15 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to over 9,000 typefaces from a library of some of the most widely used designs in the world, including popular names like Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com and faces.co.uk, which attracted more than 20 million visits in 2007 from over 200 countries.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced, and we expect to continue to have lower revenue in the first and third quarters of the year due to the timing of some contractual payments of licensing fees from our OEM customers.

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany and China. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses are sold to large international companies which may be headquartered in Asia for instance, but the sales are received and recorded by our subsidiary located in the United States. This revenue is therefore reflected in the United States totals in the table below (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
United States	$10.8	$8.0	$29.0	$24.7
Asia	7.0	9.5	22.8	29.9
United Kingdom	2.6	3.2	6.6	8.6
Germany	2.4	5.5	2.4	14.4

Total	$22.8	$26.2	$60.8	$77.6

For the nine months ended September 30, 2006 and 2007, sales by our subsidiaries located outside North America comprised 52.3% and 68.1%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the year ended December 31, 2006 and for the nine months ended September 30, 2007, our top ten licensees by revenue accounted for approximately 53.0% and 44.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue in 2006 or for the three or nine months ended September 30, 2007, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from one to ten years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and as a result our gross margin varies from period to period depending on the level of custom design revenue recorded. Linotype, which we acquired in 2006, generally has higher cost of revenue.

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

Sales commission expense varies as a function of revenue and goal achievement from period-to-period. We made a strategic decision to increase our OEM and creative professional marketing and selling headcount in 2006. Marketing and selling non-commission expenses increased during the nine months ended September 30, 2007 as a result of headcount increases and associated salary increases. Linotype’s marketing and selling expense as a percentage of revenue is higher than our historical percentage. We do not currently intend to reduce Linotype’s marketing and selling organization or its marketing and selling expense. As a result, we expect marketing and selling expense of the consolidated entity to increase as a percentage of sales for the year ending December 31, 2007.

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

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. We made a strategic decision to increase our research and development headcount in 2006 to develop and launch next generation technologies. We expect research and development expense to increase for the year ending December 31, 2007 as a result of headcount increases and associated salary increases.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

In the nine months ended September 30, 2007, our expenses were higher compared to the nine months ended September 30, 2006 as a result of the additional infrastructure required to prepare to become and operate as a publicly traded company and having a full nine months of Linotype expenses. We expect our general and administrative expense to further increase as we incur additional expenses associated with being a publicly traded company, including costs of comprehensively analyzing, documenting and testing our systems of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), increased professional services fees, higher insurance costs and additional costs associated with general corporate governance.

Amortization of Intangible Assets

We amortize intangible assets acquired as follows:

•	Customer relationships—10 to 15 years; and

•	Non-compete agreements—4 to 6 years.

For purposes of amortization, we estimate the life of customer relationships based upon various considerations, including our knowledge of the industry and the marketplace in which we operate. We amortize non-compete agreements over the stated life of the agreement. We use the straight-line method to amortize our intangible assets. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Provision (Benefit) for Income Taxes

For the nine months ended September 30, 2007, our effective tax rate was 31.1%. The rate is lower than our historical effective tax rates, primarily as a result of a change in German tax laws enacted in the third quarter of 2007, reducing our tax rate from 40% to 30%.

Our actual payments for taxes are significantly lower than our book tax expense because we amortize goodwill and indefinite-lived intangible assets for tax purposes. The difference between the amortization for tax purposes and accounting for financial statements in accordance with GAAP gives rise to a deferred tax liability for GAAP. The balance of this GAAP deferred tax liability at December 31, 2006 was $6.8 million. This balance is included with the net intangible deferred tax liabilities disclosed in the footnotes to our consolidated financial statements, and is expected to increase each year over the 15 year period that goodwill and indefinite-lived intangible assets are amortized for tax purposes, unless goodwill and indefinite-lived intangibles are determined to be impaired for GAAP purposes. In the event of an impairment, a charge would be recognized in our financial statements, and the GAAP deferred tax liability would be reversed. This charge and reversal of the deferred tax liability would not give rise to a payment of taxes. Absent an impairment, the change in these deferred tax liabilities from period to period generally approximates the additional deduction for amortization we receive for tax purposes, but not for book tax expense.

We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences, including differences in the timing of recognition of share based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be unlikely, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

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

Recent Acquisitions

On August 1, 2006, we completed the acquisition of the capital stock of Linotype. We also acquired certain fonts and other intellectual property assets from the seller of the Linotype capital stock. The total purchase price for Linotype and the related intellectual property was approximately $59.7 million in cash, which included the related acquisition costs of approximately $0.7 million. The purchase price was financed with proceeds from the term loans under our First and Second Lien Credit Facilities. Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated.

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design for approximately $4.1 million in cash and three promissory notes in the aggregate amount of $0.6 million that converted into a total of 415,903 shares of our common stock in connection with our initial public offering. Prior to their conversion, the notes accrued interest at 3.9% per annum and the accrued interest converted into our common stock at a price of $1.50 per share. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. The results of operations of China Type Design have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. Prior to the acquisition, we did not have the ability to exercise significant influence over operating and financial policies of China Type Design, and accordingly, the results of its operations were accounted for using the cost method of accounting.

We accounted for the acquisitions of Linotype and China Type Design using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

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

Goodwill and Indefinite-Lived Intangible Assets

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. With respect to both goodwill and indefinite-lived intangible assets, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, or current, historical or projected losses that demonstrate continuing losses associated with an asset. Impairment evaluations involve management estimates of useful lives and future cash flows, including assumptions about future conditions such as future revenue, operating expenses, the fair values of certain assets based on appraisals and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. If this resulted in an impairment of goodwill and indefinite lived intangible assets, it could have a material adverse effect on our financial position and results of operations.

Share Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”), using the prospective method. SFAS 123R requires that all share-based payments to employees, including grants of stock options and restricted stock, be recognized in the statements of operations based on their fair values at the grant dates. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS 123R, we recognized the fair value of employees share based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award. During the three and nine months ended September 30, 2006, we recorded total share based compensation expense of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2007, we recorded total share based compensation expense of $2.5 million and $3.3 million, respectively, of which $2.1 million is associated with the China Type Design restricted shares. In connection with our initial public offering, three promissory notes issued in connection with the acquisition of China Type Design were converted into 415,903 shares of restricted common stock. These shares vest over a four year period that commenced upon the issuance of the notes in July 2006.

Results of Operations Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

The following discussion compares the three months ended September 30, 2006 with the three months ended September 30, 2007. Revenue and operating expenses increased from the three months ended September 30, 2006 to the three months ended September 30, 2007 as a result of our acquisition of Linotype on August 1, 2006. Our operating results for the three months ended September 30, 2007 include revenue and operating expenses from China Type Design, but this has not had a material effect on our financial statements.

Revenue

Revenue was $22.8 million and $26.2 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $3.4 million, or 14.9%, primarily the result of including a full quarter of Linotype revenue. We experienced growth in both OEM and creative professional revenue. OEM revenue was $17.4 million and $18.3 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $0.9 million, or 5.1%. A full quarter of Linotype revenue contributed $1.3 million to the increase in OEM revenue. In the third quarter of 2006, we recorded $0.9 million in license revenue from one customer which did not repeat in the current period. Creative professional revenue was $5.4 million and $7.9 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $2.5 million, or 46.0%. The increase in creative professional revenue was primarily the result of $1.9 million of revenue from a full quarter of Linotype in 2007 and an increase of $0.4 million in web sales.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology decreased $0.3 million, or 14.1%, from $2.3 million for the three months ended September 30, 2006 as compared to $2.0 million in the same period in 2007. Cost of revenue as a percentage of total revenue was 10.2% and 7.6% in the three months ended September 30, 2006 and 2007, respectively. This decrease was primarily the result of the elimination of royalties payable to Linotype for the three months ended September 30, 2007.

Amortization of acquired technology remained unchanged at $0.8 million for the three months ended September 30, 2007 and 2006.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $4.3 million and $4.7 million in the three months ended September 30, 2006 and 2007, respectively, an increase of $0.4 million, or 10.4%. Increased share based compensation expense and a full three months of Linotype expenses mainly comprised the $0.3 million increase in sales and marketing expenses in the third quarter of 2007 as compared to the third quarter of 2006.

Research and Development. Research and development expense increased $2.3 million, or 59.9%, to $6.1 million in the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. This increase was mainly the result of share based compensation expense related to a charge of $2.1 million on the shares of restricted common stock issued upon the conversion of the China Type Design promissory notes. Increased employee-related spending and a full quarter of Linotype expenses were partially offset by a reduction in outside consulting expenses as a result of our acquisition of China Type Design. Together these items primarily contributed to the increase in the third quarter of 2007 as compared to the same period 2006.

General and Administrative. General and administrative expense was $2.1 million and $3.8 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $1.8 million, or 85.6%. This increase was primarily the result of a full quarter of Linotype expenses and spending associated with our initial public offering and efforts to establish ourselves as a public company. A full quarter of Linotype expenses in 2007 as compared to only two months of expense for same period in 2006 contributed $0.6 million to the increase. Consulting costs, costs associated with Sarbanes-Oxley and initial public offering related expenses together contributed $0.3 million to the increase. Employee-related expenses contributed $0.4 million to the increase, which was the result of increased share based compensation expense and increased headcount as we added infrastructure in order to meet the demands of operating as a public company.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.7 million and $1.8 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $0.1 million, or 7.8%. The increase is primarily due to the amortization of the acquired intangible assets of Linotype.

Interest Expense, Net

Interest expense, net of interest income was $6.4 million and $3.9 million for the three months ended September 30, 2006 and 2007, respectively, a decrease of $2.5 million, or 38.5%. The decrease is the result of lower total debt outstanding in the third quarter of 2007 as compared to the same period in 2006 as well as a decreased rate of interest on the outstanding debt. During the third quarter of 2006, we increased our borrowings under our First and Second Lien Credit Facilities in connection with the Linotype acquisition. In July 2007, we paid off our $70 million Second Lien Credit Facility.

Loss on Extinguishment of Debt

In the third quarter of 2007, we recorded a loss of approximately $3.0 million on the extinguishment of our Second Lien Credit Facility. On July 30, 2007, we paid in full the $70 million balance on our Second Lien Credit Facility using the proceeds from our initial public offering, the refinancing of our First Lien Credit Facility and cash on hand. We incurred a prepayment penalty of $1.4 million on the transaction and wrote off approximately $1.6 million in deferred financing costs. There were no similar charges during the same period in 2006.

Other Income, Net

Other income, net was $0.7 million and $1.0 million for the three months ended September 30, 2006 and 2007, respectively, an increase of $0.3 million, or 36.8%. The increase is primarily the result of a $1.0 million net gain on foreign exchange in the three months ended September 30, 2007 which was partially offset by a $0.5 million decrease in dividend income and a $0.3 million decrease in foreign sales tax. The Euro has strengthened approximately 7.5% against the US dollar in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, which has driven much of the exchange gains experienced. In the three months ended September 30, 2006, we recorded $0.3 million in income related to a tax exemption from foreign sales tax. This was a one time benefit and is not expected to reoccur. In the third quarter of 2006 we recorded $0.5 million in dividend income from our investment in China Type Design. China Type Design became our wholly-owned subsidiary on July 28, 2006.

Provision (Benefit) for Income Taxes

Our effective tax rate was 82.4% and (52.2%) and for the three months ended September 30, 2006 and 2007, respectively. The 82.4% effective rate for the three months ended September 30, 2006 resulted from certain transactions with the Company’s foreign subsidiaries that were deemed to be dividends for income tax purposes. The effective rate for the three months ended September 30, 2007 was a result of the effects of the changes in future German tax rates on the Company’s deferred tax liabilities related to its German operations offset by an increase to the provision for non-deductible share based compensation expense.

Results of Operations Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

The following discussion compares the nine months ended September 30, 2006 with the nine months ended September 30, 2007. Revenue and operating expenses for the nine months ended September 30, 2007 increased substantially as a result of the acquisition of Linotype, as compared to the same period in 2006. We acquired Linotype on August 1, 2006. Revenue and operating expenses from China Type Design have been included for the nine months ended September 30, 2007, but have not had a material effect on our financial statements.

Revenue

Revenue was $60.8 million and $77.6 million for the nine months ended September 30, 2006 and 2007, respectively, an increase of $16.9 million, or 27.8%. We experienced growth in both OEM and creative professional revenue period over period. OEM revenue was $47.8 million and $53.6 million for the nine months ended September 30, 2006 and 2007, respectively, an increase of $5.8 million, or 12.1%. This increase was the result of nine months of Linotype revenue in 2007 as compared with two months of Linotype revenue in 2006 which amounted to $3.9 million, and a $2.8 million increase in royalty revenue partially offset by $0.9 million in license revenue from one customer in the nine months ended September 30, 2006 which did not reoccur in the nine months ended September 30, 2007. Creative professional revenue increased $11.1 million, or 85.7%, from $13.0 million in the nine months ended September 30, 2006 to $24.1 million in the nine months ended September 30, 2007. This increase was primarily the result of a full nine months of revenue from Linotype of $8.2 million, a $1.3 million increase in web sales and a $1.2 million increase in direct sales.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $6.6 million and $7.0 million for the nine months ended September 30, 2006 and 2007, respectively, an increase of $0.4 million, or 6.4%. This increase was primarily due to the increase in revenue over the prior period. Cost of revenue as a percentage of total revenue was 10.8% and 9.0% in the nine months ended September 30, 2006 and 2007, respectively. This decrease is primarily the result of the elimination of royalties payable to Linotype for the nine months ended September 30, 2007.

Amortization of acquired technology increased $0.4 million, or 16.2%, to $2.5 million in the nine months ended September 30, 2007 as compared to $2.2 million in the same period in 2006. The increase is mainly due to the Linotype acquisition during the third quarter of 2006.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $10.5 million and $13.8 million, in the nine months ended September 30, 2006 and 2007, respectively, an increase of $3.4 million, or 32.3%. This increase was the result of our acquisition of Linotype and employee-related expenses. A full nine months of Linotype expenses in 2007 contributed $2.0 million of the increase. Employee-related expenses, including share based compensation expense contributed $0.6 million, due to increased headcount from 2006. Increased spending on web-based advertising contributed $0.2 million to the increase.

Research and Development. Research and development expense was $9.7 million and $14.0 million, an increase of $4.3 million, or 43.7%, in the nine months ended September 30, 2006 and 2007, respectively. This increase was primarily the result of $2.1 million in share based compensation expense associated with China Type Design and an additional $1.4 million of expenses related to a full nine months of Linotype expenses in 2007 as compared to two months of expenses in the same period in 2006. Increased employee-related expenses, including share based compensation expense of $1.0 million also contributed to the increase in research and development expenses in the period. These were partially offset by decreased outside consulting expenses of $0.8 million, which was mainly the result of our acquisition of China Type Design in July 2006.

General and Administrative. General and administrative expense was $5.7 million and $11.3 million, for the nine months ended September 30, 2006 and 2007, respectively, an increase of $5.6 million, or 99.0%. Expenses increased in several areas within general and administrative in 2007 mainly as a result of two items; a full nine months of Linotype expenses in the current period and expenses associated with our initial public offering. We acquired Linotype in August 2006 and a full nine months of Linotype expenses in 2007 as compared to two months of Linotype expenses in the same period last year contributed $2.7 million to the increase. Increased costs associated with our efforts to comply with the Sarbanes-Oxley Act, initial public offering expenses and increased consulting together contributed $0.7 million. Employee-related expenses, including share based compensation expense contributed $1.4 million to the increase. Headcount increased in the nine months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of our efforts to put the proper infrastructure in place to operate as a public company. Increased legal expenses primarily related to trademark and patent work contributed $0.3 million to the increase.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $4.9 million and $5.4 million for the nine months ended September 30, 2006 and 2007, respectively, an increase of $0.5 million, or 9.6%. The increase related primarily to amortization on the acquired intangible assets of Linotype.

Interest Income, Net

Interest expense, net of interest income was $14.4 million and $14.5 million for the nine months ended September 30, 2006 and 2007, respectively, an increase of $0.2 million, or 1.2%. In July 2006, our borrowings increased to finance the Linotype acquisition. Conversely in July 2007, we reduced our total debt outstanding by $70.0 million with the repayment of our Second Lien Credit Facility and renegotiated the borrowing rates of our First Lien Credit Facility. As a result of these actions, in the first seven months of 2007, our interest expense was higher than the same period of 2006; however, in August and September of 2007 as compared to the same period last year, we had significantly less interest expense as our total borrowings were less and our borrowing rates were lower than in 2006. We anticipate a significant reduction in our interest expense going forward as we have less total debt outstanding; however, circumstances may change in the future.

Loss on Extinguishment of Debt

In the first nine months of 2007, we recorded a loss of approximately $3.0 million on the extinguishment of our Second Lien Credit Facility. On July 30, 2007, we paid in full the $70 million balance on our Second Lien Credit Facility using the proceeds from our initial public offering, the refinancing of our First Lien Credit Facility and cash on hand. We incurred a prepayment penalty of $1.4 million on the transaction and wrote off approximately $1.6 million in deferred financing costs. There were no similar charges during the same period in 2006.

Other Income, Net

Other income was $2.0 million and $1.2 million for the nine months ended September 30, 2006 and 2007, respectively, a decrease of $0.8 million, or 40.6%. The decrease was primarily a result of a decrease in our interest rate cap gain of $0.6 million and a $0.5 million decrease in dividend income from our investment in China Type Design. China Type Design became our wholly-owned subsidiary in July 2006. In the nine months ended September 30, 2006, we recorded $1.2 million in income for a one-time tax exemption from foreign sales tax. There was no similar gain this year. These decreases were partially offset by a $1.4 million foreign currency exchange gain primarily resulting from our intercompany notes.

Provision (Benefit) for Income Taxes

Our effective tax rate was 50.0% and 31.1% for the nine months ended September 30, 2006 and 2007, respectively. The decrease is primarily a result of the change in German tax law that reduces the effective tax rate in Germany by 10% from 40% to 30%. As a result, deferred taxes related to the German operations have been adjusted to reflect the rates expected to be in effect when those deferred taxes are expected to reverse.

Liquidity and Capital Resources

On July 30, 2007, we completed our initial public offering, issuing 6.5 million shares of our common stock at a price of $12.00 per share. Concurrent with the offering, all of our outstanding convertible redeemable preferred shares were converted into an aggregate of 23,361,416 shares of our common stock and 5,840,354 shares of redeemable preferred stock which were redeemed in connection with the offering. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $67.5 million and paid the redemption cost of the redeemable preferred stock which totaled approximately $9.7 million. We used the proceeds from the offering, net proceeds of $10.8 million from the amendment to our First Lien Credit Facility and $1.6 million of cash on hand, to pay in full the outstanding borrowings under our Second Lien Credit Facility of approximately $70.0 million, plus a $1.4 million prepayment penalty. The changes to our outstanding debt are described in Credit Facilities, below.

Since our inception, we have financed our operations primarily through cash from operations and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $13.4 million and a $20.0 million revolving line-of-credit. The line-of-credit was undrawn at December 31, 2006 and September 30, 2007. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2006	2007
Net cash provided by operating activities	$13,475	$18,220
Net cash used in investing activities	(63,008)	(711)
Net cash provided by (used in) financing activities	45,945	(13,480)
Effect of exchange rates on cash	147	845

Total (decrease) increase in cash and cash equivalents	$(3,441)	$4,874

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

We generated $13.5 million in cash from operations during the nine months ended September 30, 2006. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and debt discounts, deferred taxes, unrealized loss on interest rate caps and share based compensation generated $14.2 million in cash. Accounts receivable, income tax refund receivables, accounts payable, accrued income taxes, and accrued expenses generated $4.6 million in cash during the period which was partially offset by a reduction in deferred compensation and deferred revenue of $3.3 million. The decrease in deferred revenue was the result of fewer prepayments due to timing. The accrued transaction bonus and deferred compensation were one-time items and were paid during the nine months ended September 30, 2006. The increase in accrued expenses was the result of our acquisitions.

We generated $18.2 million in cash from operations during the nine months ended September 30, 2007. Net income, after adjusting for depreciation and amortization, amortization of financing costs, loss on extinguishment of debt, unrealized loss on interest rate caps, unrealized gain on foreign currency, deferred taxes and share based compensation, generated $19.6 million in cash. Increased sales resulted in a higher receivables balance using $0.4 million in cash. Accrued expenses and other liabilities, and deferred revenue provided $3.8 million in cash which was offset by an increase in prepaids and other assets and decreases in accounts payable and accrued income taxes using $4.8 million in cash. Our other assets decreased as a result of the completion of our initial public offering. The increase in accrued expenses was mainly the result of an increase in accrued taxes in one of our foreign entities that no longer receives an exemption from sales tax. The decreased balance in accounts payable is the result of timing.

Investing Activities

During the nine months ended September 30, 2006, cash used in investing activities was $63.0 million and included the acquisition of Linotype, the acquisition of China Type Design and the purchase of certain intellectual property in the amounts of $49.6 million, $3.5 million net of cash received, and $9.5 million, respectively. During the nine months ended

September 30, 2007, we used $0.7 million in cash for investing activities, which included $0.6 million to purchase equipment and $0.1 million related to adjustments to the purchase accounting on our acquisitions.

Financing Activities

During the nine months ended September 30, 2006 cash provided by financing activities was $45.9 million as compared to cash used in financing activities of $13.5 million during the nine months ended September 30, 2007. In the nine months ended September 30, 2007, cash used in financing activities primarily consisted of payments on our long term debt and payments made to redeem our convertible redeemable preferred stock which were partially offset by the proceeds from our initial public offering.

Cash provided from financing activities for the nine months ended September 30, 2006, was $45.9 million and includes the net proceeds from the amendment of the First and Second Lien Credit Facilities in the amount of $54.1 million. The proceeds from the term loan were used to complete the purchase of Linotype and the purchase of associated intellectual property in connection with the Linotype acquisition. This was partially offset by the $8.1 million in loan payments during the period.

Cash used in financing activities for the nine months ended September 30, 2007 was $13.5 million. We received $67.5 million in cash from the issuance of common stock associated with our initial public offering, net of underwriter’s commissions and other costs and expenses. During the period, we received $10.8 million in net proceeds from an amendment to our First Lien Credit Facility. Payments on long-term debt were $80.7 million in cash, of which $70.0 million related to our Second Lien Credit Facility and the remainder was related to installment payments on our debt obligations. We paid $1.4 million in penalties associated with the early repayment of our Second Lien Credit Facility. We also used $9.7 million for the redemption of our redeemable preferred stock that converted into redeemable preferred stock in connection with the initial public offering.

Credit Facilities

Upon entering into our Amended and Restated Credit Agreement on July 30, 2007, the principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. Also on July 30, 2007, in connection with the initial public offering of our common stock, and with the amendment and restatement of our First Lien Credit Facility, we paid in full the balance of $70.0 million on our Second Lien Credit Facility, plus a prepayment penalty of $1.4 million. The prepayment penalty has been charged to operations as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs that were written off upon the payoff and termination of the Second Lien Credit Facility.

Interest rates on borrowings under the Amended and Restated Credit Agreement were reduced by 0.5%, and bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of September 30, 2007, the blended interest rate on the First Lien Credit Facility was 8.24%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense.

In May 2007, we amended our First Lien and Second Lien Credit Facilities to define Adjusted EBITDA as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation. In July 2007, we terminated our Second Lien Credit Facility and recognized approximately $3.0 million of debt extinguishment expense included in operating expenses. We also amended our First Lien Credit Facility to provide additional borrowings, reduce our interest rate and modify covenants; however, the Adjusted EBITDA definition was not changed.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$382	$1,524	$4,465	$5,089
Provision (benefit) for income taxes	1,784	(523)	4,463	2,296
Interest expense, net	6,381	3,925	14,359	14,531
Depreciation and amortization	2,678	2,895	7,497	8,629

EBITDA	$11,225	$7,821	$30,784	$30,545
Share based compensation	74	2,518	74	3,271

Adjusted EBITDA(1)	$11,299	$10,339	$30,858	$33,816

(1)

Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. In addition, we expect that share based compensation will be increasing in future periods. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreements as of September 30, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2006 and September 30, 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. We are currently reviewing SFAS 157 and at this time we have not completed our assessment of the impact of this statement on our financial statements.

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

During the nine months ended September 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with concentration of revenue and credit risk, derivative financial instruments and foreign currency translation, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007, which includes audited financial statements for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, we continued to add and integrate professionals with accounting and control experience to our finance and accounting staff, and continued to draft and implement critical accounting policies and procedures, and trained certain key personnel with responsibilities for financial and tax reporting to address the material weakness in our internal control over financial reporting identified as existing on December 31, 2006. Other than these actions, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

Adobe Systems Incorporated

On October 30, 2006, Adobe Systems filed an action in the United States District Court of the Northern District of California against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports, and using the fonts licensed under those agreements improperly and without authorization. Adobe requested unspecified money damages, a declaratory judgment, costs and attorneys’ fees. On November 9, 2007, Adobe dismissed the case without prejudice.

Item 1A.	Risk Factors

There are no material changes in the risks as described in the Company’s registration statement on Form S-1, as amended (File No. 333-140232), declared effective by the SEC on July 24, 2007 and as described in Item 1A, Risk Factors, of the Company’s Form 10-Q, for the quarter ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 3, 2007, our stockholders took action by written consent in lieu of a special meeting pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved: (i) the filing of a Second Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the recapitalization of our capital stock, which effected a 4-for-1 stock split; and (ii) the filing, immediately upon to the closing of our initial public offering, of our Amended and Restated Certificate of Incorporation to provide for changes to our capital stock structure with the Secretary of State of the State of Delaware. Holders of (a) majority of the Company’s then outstanding common stock and (b) a majority of the Company’s then outstanding convertible preferred stock approved the foregoing matters by written consent, and there were no votes against and no abstentions.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: November 13, 2007	By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2007	By:	/s/ JACQUELINE D. ARTHUR
Jacqueline D. Arthur Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.