Form 10-K
period 2007-12-31
Monotype Imaging Holdings Inc.
filed 2008-03-27
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33612

MONOTYPE IMAGING HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3289482
(State of incorporation)	(I.R.S. Employer Identification No.)

500 Unicorn Park Drive Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 970-6000

(Former Name, Former Address and Former Fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on The NASDAQ Global Market on December 31, 2007 was approximately $214,550,281 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates). The registrant has elected to provide this information as of December 31, 2007 because its common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was approximately 34,302,918.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

MONOTYPE IMAGING HOLDINGS INC.

As used in this report, the terms “we,” “us,” “our,” “Monotype Imaging” and the “Company” mean Monotype Imaging Holdings Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

We own, have rights to, or have applied for the trademarks and trade names that we use in conjunction with our business, including our name and logo. All other trademarks and trade names appearing in this report are the property of their respective holders.

PART I

Item 1.	Business

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

Monotype Imaging Holdings Inc. is a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 16 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to over 10,000 typefaces from a library of some of the most widely used designs in the world, including popular names like Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com and faces.co.uk, which attracted more than 25 million visits in 2007 from over 200 countries and territories. Our principal offices are located in Woburn, Massachusetts, with regional offices in Mt. Prospect, Illinois, Redwood City, California, Boulder, Colorado, Japan, Hong Kong (China Type Design Ltd.), the United Kingdom and Germany (Linotype GmbH).

Until November 5, 2004, Agfa Corporation, or Agfa, operated its font and printer driver business through its wholly-owned subsidiary, Agfa Monotype Corporation, or Agfa Monotype. On November 5, 2004, through a series of transactions, all of the common stock of Agfa Monotype was acquired by a newly formed entity, Monotype Imaging Inc., which was wholly owned by TA Associates, Inc., D.B. Zwirn Special Opportunities Fund, and certain of the former officers and employees of Agfa Monotype through a holding company, Imaging Holdings Corp., or IHC. In August 2005, IHC entered into a recapitalization transaction which resulted in it becoming wholly owned by Monotype Imaging Holdings Inc., the registrant and a Delaware corporation.

In 2006, we completed two acquisitions. On July 28, 2006, the Company acquired 80.01% of the capital stock of China Type Design Ltd., or China Type Design, a Hong Kong corporation, specializing in font design. At the time of the acquisition, we already had a 19.99% ownership interest in China Type Design and, following the acquisition, it became our wholly owned subsidiary. With the China Type Design acquisition, we acquired a library of Asian stroke-based fonts and gained the internal capability to develop and produce these fonts. On August 1, 2006, the Company acquired Linotype GmbH, or Linotype, a German company and a leader in the development, marketing, licensing and servicing of digital fonts and proprietor of a font library comprised of typefaces. We also acquired certain fonts and other intellectual property assets from the seller of Linotype. With the purchase of Linotype, we acquired access to a large library of fonts, a strong brand with a significant web presence and a more complete offering for the creative professional market.

Industry Overview and Market Opportunity

Font technology has evolved rapidly with the increase in the functionality of CE devices. The latest generation of digital font technology focuses on scalable fonts rather than bitmaps. Bitmaps require the storage of images for each individual character and size, which limits deployment across multiple CE devices. Scalable fonts are more flexible, compressed and memory efficient.

CE devices are marketed globally and increasingly require robust multi-media functionality. Consumers are increasingly acquiring rich digital media content from service providers, over the Internet, as packaged media and from other users. CE device manufacturers must display text from these different sources, provide a consistent look and feel across CE devices, support worldwide languages and provide enhanced navigation and personalization. Laser printer manufacturers are utilizing text imaging solutions to enhance functionality and add features.

Consumers want to access content anywhere, anytime and on any CE device. As technologies enable a revolution where media moves seamlessly from one CE device to another, scalable text imaging technologies that are optimized for these CE devices become critical. For example, PC-like rich media functionality is moving to the mobile phone platform, driving the adoption of robust scalable text and digital televisions are incorporating scalable text for navigation and connectivity.

The market for laser printers and digital copiers is growing but generally more mature and stable than the rest of the CE device market. As a result, the lower end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products, with advancements such as a larger number of embedded fonts and color output, scanning and copying capabilities. This increased functionality is in turn driving the advancement of the printer industry, particularly the laser printer industry, which accounts for a significant portion of the printer market. More than 38 million laser printers were sold in 2007, per a March 2008 IDC report, generating $49 billion in revenues for laser printer manufacturers.

The rapid change in the capabilities and functionality of multimedia enabled CE devices, together with the increased reliance by laser printer manufacturers on enhancing technologies to drive value, favor comprehensive global text imaging solutions.

Graphic designers, advertisers, printers, publishers and other creative and business professionals also rely heavily on fonts to convey meaning and to differentiate brand identity. For example, creative and business professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and marketing communications into new markets around the world. Creative and business professionals historically acquired fonts primarily from local or regional distributors or dealers. However, we believe online font vendors have become the preferred channel to acquire fonts due to the larger selection, greater ease of use, and the ability to easily access font libraries from anywhere.

Original equipment manufacturers, or OEMs, and creative and business professionals are increasingly demanding comprehensive text imaging solutions with flexible technologies that can be rapidly integrated into their products. In the CE device market, advanced text imaging solutions, including scalable and multilingual type that is optimized for CE device memory and display limitations, are critical in supporting text portability. We believe laser printer manufacturers are utilizing text imaging solutions to enhance functionality. In addition, creative and business professionals like graphic designers and advertising agencies are turning to text imaging solutions more frequently for branding and marketing in today’s increasingly global business environment. As a result, OEMs and creative and business professionals are demanding advanced text imaging solutions that are powerful and easy to use, and that continue to develop and evolve to address their text imaging needs.

Our Products

We develop text imaging solutions that enable the display and printing of high quality text in all of the world’s major languages and are compatible with most major operating environments as well as those developed directly by CE device manufacturers. Our proprietary technologies address critical text imaging needs for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. Our key text imaging technologies and services include:

•	Font Scaling, Compression and Rasterizing Technologies

•

Our iType font scaling engine renders high quality display of text in every major language and in any size on memory constrained CE devices, including, but not limited to, mobile phones, hand-held computers, video game consoles and set-top boxes, and is fully compatible with industry-standard font formats of TrueType and OpenType as well as our proprietary format for stroke-based Asian fonts.

•

Our primary laser printer imaging products are our font scaling engine, Universal Font Scaling Technology and a patented font compression technology, MicroType. Our font scaling engine and font compression technologies are compatible with virtually all font formats and CE device manufacturers’ standards, including PostScript and Printer Command Language, or PCL. We currently license these products to over 60 laser printer manufacturers worldwide.

•

Our Asian Compression for TrueType, or ACT, enables the accurate and fast rendering of high-quality Asian typeface images for laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras.

•	Text Layout Engines

•	Our WorldType Layout Engine enables CE devices to display text accurately in complex languages, including Indic, Arabic and Hebrew scripts.

•	Printer Driver Kits

•	Our printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•	Imaging Tools

•	Our ColorSet imaging tools give printer manufacturers complete control over high-quality color reproduction while minimizing development time.

•	Our ColorSet imaging tools are offered in three kits, each which allows for maximum image quality while supporting printer industry standards:

•	ColorSet Management Module Tool Kit ensures consistent color mapping between input and output CE devices.

•	ColorSet Profile Tool Kit saves time creating profiles and editing applications.

•	ColorSet Screening Tool Kit maximizes image quality in color laser printers.

•

Our SmartHint Asian fonts use a simple stroke-based format that require much less memory than regular TrueType fonts. SmartHint fonts have been engineered for clarity on small CE devices such as mobile phones.

•	Font Products and Services

•	Our library of over 10,000 typefaces includes fonts owned by us and fonts that we have licensed from third parties.

•	We have strong relationships with a broad network of highly talented font designers.

•	Our e-commerce websites fonts.com, itcfonts.com, linotype.com and faces.co.uk offer over 125,000 high quality font products.

•	We offer custom font design services for corporate branding and identity purposes.

•

Our core sets of fonts consist of the PCL 6 and PostScript 3 font collections. These fonts are designed for compatibility with Hewlett Packard, or HP, and Adobe Systems Incorporated, or Adobe, font specifications.

•	Font Management Technology

•	Fontwise technology allows creative and business professional customers to audit, manage and purchase font licenses.

•

Fontwise client-server software scans the corporate network and reports on all font files found, identifying fonts for which the user does not have a license and allows the user to enter into the required licenses with us or the relevant font supplier or publisher.

•

FontExplorer X font management software allows the end-user to identify fonts required to view and print a given document as the original author intended and provides an easy way to license those fonts.

Competitive Strengths

Our text imaging solutions provide critical technologies and fonts for users that require the ability to display or print high quality digital text. Our core strengths include:

Technological and Intellectual Property Leadership. We are a leading global provider of text imaging solutions for laser printers. We have achieved this leadership position by combining our proprietary technologies with extensive font libraries that include many of the world’s most popular typefaces. We are leveraging our intellectual property and experience in this market to secure a leading position in other high volume CE device categories. For example, we currently ship our text imaging solutions on mobile phones manufactured by three of the largest manufacturers of mobile phones by unit-volume. We have also established footholds in the digital television, digital camera and other emerging CE device categories.

Established Relationships with Market Leaders. We benefit from established relationships with our OEM customers, many of which date back 16 years or more. We work collaboratively with them and obtain insight into their product roadmap and future requirements. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming to replace them. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the mobile phone and CE device space, we provide technologies to market leaders Nokia, Motorola and Sony Ericsson. In the laser printer market our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our operating system and application partners include Microsoft, Apple, QUALCOMM and Symbian.

International Presence and Technologies Designed to Serve the Global Market. In 2007 and in 2006, 68.7% and 57.0%, respectively, of our revenue was derived from sales by our operating subsidiaries located in Japan, the United Kingdom, Germany and China. Our customers are located in the United States, Asia, Europe and throughout the world. Our technologies and font IP are critical to our OEM customers that manufacture high volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages. We have specifically designed scalable font rendering technologies for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing their cost and time to market and increasing product flexibility. This is critical to manufacturers of high volume CE devices that have multimedia functionality and multinational distribution. Increasingly, the center of design, manufacturing and consumption of CE devices is in China, Japan and Korea. We have over 16 years of experience partnering with Asian companies like Ricoh, Toshiba and Kyocera Mita. Additionally, through our acquisition of China Type Design, we have expanded our text imaging solutions portfolio and our international presence.

Strong Web Presence and Font Design Services. We have built an extensive customer base of creative and business professionals to whom we license fonts. Our flagship website with the intuitive domain name, fonts.com, along with our other e-commerce websites, including the European site linotype.com, provide us with a substantial web presence offering over 125,000 font products. We have also provided custom font design and branding services to many multinational corporations.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our OEM customers. In addition, our revenues are highly visible due to our established relationships with our OEM customers and due to quarterly royalty reports we receive from those customers. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate which increases our cash flows. We have low capital requirements, which drive high returns on invested capital.

Experienced Leadership and Employee Base. Our senior management has an average of 15 years of experience in the text imaging solutions business. Robert M. Givens, our Chairman of the board of directors, and Douglas J. Shaw, our President, Chief Executive Officer and director, have presided over the successful introduction of our text imaging solutions in each of our served markets for over 20 years. Our Chief Financial Officer, Jacqueline D. Arthur, has significant public company experience from previous positions. John L. Seguin, our Executive Vice President, is a long-time veteran of companies that supply technologies to the CE device industry. Many of the members of our sales, engineering and support staff have been with us since we began serving OEMs and creative and business professionals. As a result, there is significant continuity between our team and our key customers.

Our Strategy

Our objective is to extend our position as a leading global provider of text imaging solutions. We intend to:

Increase Penetration of our Technologies and Fonts into Emerging CE Device Categories. We believe our technologies and fonts are increasingly vital to the mass-market success of certain high growth CE device categories like high-end mobile phones, digital televisions, set-top boxes and digital cameras. We have an established base of customers in these CE device categories and we intend to increase our targeted sales activities to add new customers and increase the number of products, models, applications and systems in which our technologies and fonts are embedded. We intend to market our text imaging solutions for inclusion in emerging CE device categories with sophisticated display imaging needs like high definition DVD players and DVD recorders and in-vehicle entertainment devices. In addition, we intend to extend our reach into new products, customers and models by continuing to partner with leading independent software vendors.

Extend our Leadership Position with Enhanced Technologies in the Laser Printer Market. While the laser printer market has been growing at a slower pace than the market for other CE devices, we have historically sustained consistent growth by anticipating and rapidly adapting to changes in this market. For example, we tailored our products to support PCL and PostScript and, with the release of Microsoft Windows Vista, we began supporting XPS and the increased font offering that is part of Microsoft Windows Vista. As laser printers evolved from analog and monochrome to digital and color printers and, more recently to multi-function printers, we also enhanced our existing compression technologies and imaging tools to maintain the high quality rendering of printed text in these new CE devices. We also introduced new products like our printer driver kits and color tools to address the increasing demand for customized driver applications. We intend to leverage our extensive experience in this market and our long standing relationships with laser printer manufacturers to maintain our leadership position in the laser printer market.

Leverage our Installed Base of Leading OEM Customers by Providing New Technologies and Fonts. Our customers include many of the largest manufacturers in the CE device markets as well as independent software vendors and we continually seek to develop new technologies and fonts to serve these customers. By providing additional technologies and fonts, we seek to leverage our core relationships to maintain or increase the average selling prices of our text imaging solutions and to further penetrate our existing OEM customer base. Such technologies include worldwide language support products for laser printer manufacturers optimized for the Microsoft Windows Vista platform and new products and technologies for multi-function and color printers.

Expand and Deepen our Global Presence, Particularly in Asia. We intend to drive our revenue growth by leveraging our knowledge of global markets and our global operations. We believe that the expected continued economic growth in Asia will further the demand for Asian text imaging solutions. Through organic expansion and acquisitions, including our acquisition of China Type Design, we are increasing our ability to service CE device manufacturers and consumers throughout the world. We intend to focus on the Chinese, Japanese and Korean language markets for laser printers and digital copiers, which together represent approximately 25% of the total global laser printer market. We believe there are significant growth opportunities in these markets due to our limited penetration to date.

Continue to Develop our Online Offerings and Services. We have a strong online presence with our websites fonts.com, itcfonts.com, linotype.com and faces.co.uk. These websites attracted more than 25 million visits in 2007 from over 200 countries and territories. We believe there are opportunities to increase our revenue per visitor by continuing to offer innovative solutions to this community of users, as well as to benefit from growth in web traffic at these sites. We intend to leverage our web presence to capitalize on the emerging trends in the CE device markets like the demand for personalization of CE devices.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to pursue selected acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary text imaging solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for laser printer and other text imaging technologies is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio.

Our Customers

Our technologies and services are sold to customers in two principal markets: OEM and creative professional. The OEM market consists of both CE device manufacturers and independent software vendors. In 2007, 2006 and 2005 our revenue in these two markets was as follows (in thousands):

	2007		2006		2005
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
OEM	$72,612	69%	$64,268	75%	$59,073	80%
Creative Professional	32,540	31%	21,936	25%	14,703	20%

Total	$105,152	100%	$86,204	100%	$73,776	100%

Our text imaging solutions are embedded in a broad range of CE devices and are compatible with most major operating environments and those developed directly by CE device manufacturers. We partner with operating system and software application vendors Microsoft, Apple, Symbian, QUALCOMM and ACCESS (PalmSource) and have made our patented iType® scalable font engine available as a plug-in for open source Linux® environments. We estimate that our technologies and fonts were embedded in over 50% of the laser printers shipped in 2007. Additionally, we are an active participant in the development of industry standards.

Our customers are among the world’s leading CE device manufacturers and creative and business professionals, including:

•	mobile phone makers Nokia, Motorola and Sony Ericsson;

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	digital television and set-top box manufacturers TTE Technology, Toshiba and JVC; and

•	multinational corporations Agilent, British Airways and Barclays.

In 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 53.0% and 60.4% of our total revenue, respectively. In 2007 and 2006, no one customer accounted for more than 10% of our total revenue. In 2005, one customer, Lexmark International, accounted for 13% of our total revenue.

Sales and Marketing

Our OEM sales efforts are focused on large CE device manufacturers and independent software vendors with whom we seek to establish long-term relationships. Our creative and business professional sales representatives directly target prospective corporate clients and specialty dealers to whom we may provide our fonts and custom font design services.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our text imaging solutions. Our marketing efforts are principally focused on promoting our websites fonts.com, itcfonts.com, linotype.com and faces.co.uk through affiliate programs, search engine optimization and email marketing which drive traffic to our websites. Once at our websites, creative and business professionals can find recent typographic news, read typeface designer profiles and access a wealth of educational content, in addition to a selection of over 125,000 font products.

We promote all of our text imaging solutions through a combination of newsletters, print advertising and attendance at conferences and tradeshows. Our email marketing communications, directed to a registered user-base who has opted-in to receive our emails, include font-related articles, company news and news articles and product offerings. We also maintain our corporate website at monotypeimaging.com, which focuses on promoting our corporate identity and our offerings for our OEM customers.

Research and Development

We made a strategic decision in 2006, and continued in 2007, to increase our research and development headcount in order to develop and launch next generation technologies. We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are primarily located in Woburn, Massachusetts, Boulder, Colorado, Hong Kong, Redwood City, California, Salsford, United Kingdom and Bad Homburg, Germany.

In 2007, 2006 and 2005, we incurred research and development expenses of $18.8 million, or 17.9% of sales, $13.8 million, or 16.0% of sales, and $10.7 million, or 14.5% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. patents with respect to our technologies and seek copyright registration of our software and U.S. and international trademark registration of our trademarks in those instances in which we determine that it is competitively advantageous and cost effective to do so. We have been granted a total of eight patents by, and have 13 patents pending with, the U.S. Patent and Trademark Office. Our most important patents are related to our MicroType font compression technology, subpixel rendering technology and ACT technology. We have unregistered trademarks and registered trademarks, where appropriate, on the key fonts of our font libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties and are licensed to us under exclusive and non-exclusive licenses. We have also collaborated with third parties in the production and development of fonts.

Competition

Our text imaging solutions compete with the solutions offered by a variety of companies, including vendors of laser printer and display imaging technologies and printer drivers and providers of fonts. We compete principally on the basis of our technical innovation and engineering expertise, the breadth of our font offerings and the overall performance of our text imaging solutions, including reliability and timely delivery. Competition with our solutions principally comes from Adobe and Bitstream, Inc., or Bitstream, but we also compete with local providers of text imaging solutions whose solutions are specific to a particular country’s language. We also compete with FreeType, an open source collaborative organization that provides its Linux font rendering code for free, and with printer driver provider Software Imaging. The competition for our fonts and custom font design services generally comes from companies offering their own typeface libraries and custom typeface services, including Bitstream and Adobe, font foundry websites, font-related websites and independent professionals. We also compete with in-house resources of our OEM customers in the areas of font, driver and color technologies.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the CE devices that incorporate our solutions also include solutions developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our text imaging solutions and introduce new high-quality solutions to meet the wide variety of such competitive pressures. Our ability to generate revenue from our business will suffer if we fail to do so successfully.

Employees and Consultants

At December 31, 2007, we employed 243 persons. In addition, we have an exclusive relationship with Creative Calligraphy Center, a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	77	32%
Research and development	106	43%
General and administration	60	25%

Total	243	100%

None of our employees or consultants is represented by a union or covered by a collective bargaining agreement. Our Linotype employees are represented by a work council. This work council has the right to participate in certain decisions by Linotype, including operational changes, like relocation of the business or change of control transactions, and social matters, like wages and salaries and working hours. We believe that our relations with our employees and consultants are good.

Segment Information

Information concerning revenue from our two principal markets for the last three years may be found in Note 15 to our consolidated financial statements. We do not allocate expenses and assets to our two principal markets, OEM and creative professional, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. Further information about our principal markets and segment information, including geographic revenue, may be found in Note 15 to our consolidated financial statements.

Corporate and Investor Information

We maintain a website at http://www.monotypeimaging.com. We make available on our website documents describing our corporate governance and our Code of Business Conduct and Ethics. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our proxy statement, registration statements, annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference room at 100 F Street, NE., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. You may also inspect our SEC reports and other information at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, D.C. 20006.

Item 1A.	Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page two of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. For the years ended December 31, 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 53.0% and 60.4% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, our license agreements are generally for a limited period of time and, upon expiration of their license agreements, OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

Because of their market position as industry leaders, the incorporation by HP of our text imaging solutions in its laser printers and the incorporation of our text imaging solutions by Adobe in its PostScript product promote widespread adoption of our technologies by manufacturers seeking to maintain compatibility with HP and Adobe. If HP or Adobe were to stop using our text imaging solutions in their products, the market acceptance of our technologies by other CE device manufacturers would be materially and adversely affected, and this would in turn adversely affect our revenue.

If we are unable to further penetrate our existing markets or adapt or develop text imaging solutions, our business prospects could be limited.

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras. To date, we have penetrated only some of these markets. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our text imaging solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of OEMs may not adopt or continue to use products that employ our text imaging solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers. In addition, traditionally we have licensed our technologies and fonts to OEMs that embed our technology on their platforms. New licensing and business models are evolving in the software industry. For example, a company may provide software applications, data and related services over the Internet, using primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable. As software licensing models evolve, we may not be successful in adapting to these new business models and our business prospects could suffer.

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

Maintaining and strengthening the Monotype and Linotype brands, the fonts.com, itcfonts.com, linotype.com and faces.co.uk brands, as well as the brands of our fonts, such as Helvetica and ITC Avant Garde, is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our text imaging solutions. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence. If we fail to maintain high-quality standards, if we fail to meet industry standards, or if we introduce text imaging solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

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

Growth in our revenue over the past several years has been the result, in part, of the growth in sales of laser printers incorporating our text imaging solutions and a significant portion of our revenue in 2007 and 2006 has been derived from laser printer manufacturers. However, as the market for these laser printers matures, we expect that it will grow at a slower rate than other markets in which we operate. If sales of printers incorporating our text imaging solutions level off or decline, then our licensing revenue may be adversely affected.

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

Negative trends in the general economy, including trends resulting from a recession, actual or threatened military action by the United States, terrorist attacks on the United States and abroad and increased oil prices, could cause a decrease in consumer spending on computer hardware and software and CE devices in general and negatively affect the rate of growth of the CE device markets or of adoption of CE devices. Any reduction in consumer confidence or disposable income in general may adversely affect the demand for CE devices that incorporate our text imaging solutions.

Our business is dependent in part on technologies and fonts we license from third parties and these license rights may be inadequate for our business.

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

Some of our agreements with licensors require us to give them the right to audit our calculations of royalties payable to them. In addition, licensors may at any time challenge the basis of our calculations and we cannot be sure that we will be successful in our defense. Any royalties paid as a result of any successful challenge would increase our expenses and could negatively impact our relationship with such licensor, including by impairing our ability to continue to use and re-license technologies or fonts from that licensor.

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

Our EULA generally permits the embedding of our fonts into an electronic document only for the purpose of viewing and printing the document, but technologies may exist or may develop which allow unauthorized persons who receive such an embedded document to use the embedded font for editing the document or even to install the font into an operating system, the same as if the font had been properly licensed. Unauthorized use of our intellectual property or copying of our fonts may dilute or undermine the strength of our brands. Also, we may be unable to generate revenue from products that incorporate our text imaging solutions without our authorization. Monitoring unauthorized use of our text imaging solutions is difficult and expensive. A substantial portion of the CE devices that require text imaging solutions are manufactured in China. We cannot be certain that the steps we take to prevent unauthorized use of our intellectual property will be effective, particularly in countries like the China where the laws may not protect proprietary rights as fully as in the United States.

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in four foreign countries as well as sales staff in three other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2007 and 2006, approximately 68.7% and 57.0%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

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

Among the changes incorporated into the Microsoft Windows Vista operating system are fundamental changes to the printing and networking subsystems within the operating system. Microsoft Windows Vista includes fonts and a new Extensible Markup Language referred to as XML Paper Specification language, or XPS. Should we fail to be compatible with these technologies, or if the laser printer market shifts away from PCL and PostScript to Microsoft Windows Vista’s language, our licensing revenue could be adversely affected.

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

We rely on the manufacturers to whom we license our text imaging solutions to accurately prepare royalty reports for our determination of licensing revenue and if these reports are inaccurate, our revenue may be under-, or over-stated and our forecasts and budgets may be incorrect.

Our license revenue is generated primarily from royalties paid by CE device manufacturers who license our text imaging solutions and incorporate them into their products. Under these arrangements, these licensees typically pay us a specified royalty for every consumer hardware device they ship that incorporates our text imaging solutions. We rely on our licensees to accurately report the number of units shipped. We calculate our license fees, prepare our financial reports, projections and budgets and direct our licensing and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. We understand that CE device manufacturers in specific countries have a history of underreporting or failing to report shipments of their products. We have implemented an audit program of our licensees’ records, but the effects of this program may be limited as audits are generally expensive and time consuming and initiating audits could harm our relationships with licensees. In addition, our audit rights are contractually limited. To the extent that our licensees understate or fail to report the number of products incorporating our text imaging solutions that they ship, we will not collect and recognize revenue to which we are entitled. Alternatively, we may encounter circumstances in which an OEM customer may notify us that it previously reported and paid royalties on units in excess of what the customer actually shipped. In such cases, we may be required to give our licensee a credit for the excess royalties paid which would result in a reduction in revenue in the period in which a credit is granted, and such a reduction could be material.

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

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, and the NASDAQ Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect the rules and regulations applicable to us to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. In addition, in the current public company environment officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. In addition, our management team will also have to adapt to the requirements of being a public company, as most of our senior executive officers have limited experience in the public company environment. This could negatively impact our future success.

Our independent registered public accounting firm had advised us that it had identified a material weakness in our internal control over financial reporting relating to inadequate financial statement preparation and review procedures, which resulted in the restatement of certain of our quarterly financial statements in 2006.

In connection with the audit of our financial statements as of and for the year ended December 31, 2006, our independent registered public accounting firm reported to our audit committee on April 11, 2007 that it had identified a material weakness in internal control over financial reporting related to inadequate financial statement preparation and review procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Specifically, our independent registered public accounting firm determined that we did not have adequate procedures and controls to ensure that accurate financial statements could be prepared and reviewed on a timely basis, including insufficient:

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

•	procedures to ensure that balances and adjustments related to foreign subsidiaries were properly posted to the general ledger; and

•	analysis of reserves and accruals, including professional fees, foreign tax liabilities and royalty accruals.

As a result of this material weakness, we identified the following errors in our financial statements for 2006:

•

Related to the conversion of the financial statements of Linotype into U.S. GAAP, we improperly capitalized certain costs in the amount of $0.8 million rather than recording such costs as general and administrative expense. Correction of this error resulted in an increase in general and administrative expense in the fourth quarter of 2006 by a corresponding amount. This error occurred in the fourth quarter of 2006 and was identified by our independent registered public accounting firm.

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

•

We under-accrued for unbilled legal expenses in the fourth quarter of 2006 due to a failure to inquire of a service provider as to unbilled fees at year end. Correction of this error resulted in an increase of $0.2 million in general and administrative expense in the fourth quarter of 2006. This error occurred in the fourth quarter of 2006 and was identified by our independent registered public accounting firm.

Post-closing adjustments resulting from the foregoing reflected in our financial statements for 2006 had the effect of decreasing other assets, decreasing accrued expenses, increasing operating expenses and increasing other income. For the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, these post-closing adjustments resulted in an increase in other income and a decrease in accrued expenses of $0.3 million, $0.6 million and $0.3 million, respectively. For the three months ended December 31, 2006, these post-closing adjustments resulted in a decrease in other assets of $0.8 million, a decrease in accrued expenses of $0.4 million, an increase in operating expenses of $0.9 million and an increase in other income of $0.5 million.

We concurred with the findings of our independent registered public accounting firm. We successfully remediated each of the deficiencies and they did not exist at December 31, 2007. The remediation process involved hiring additional qualified personnel and required additional expenditures for training, additional control processes and IT infrastructure. During 2007, we identified and hired a credentialed accountant with experience in U.S. GAAP to serve as Linotype’s Director of Finance. Further, we increased the level of oversight of our Linotype finance team with the addition of a European Controller. While we have mitigating controls in place which remediated the Linotype deficiency, we are in the midst of transitioning our Linotype operations from its separate accounting system to the Company’s Microsoft Dynamics GP accounting system. We expect this transition to be completed by the first quarter of 2008. This transition could result in corruption or loss of data or other problems that could adversely affect our ability to produce accurate and timely financial statements. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the NASDAQ Global Market.

We added three additional qualified personnel in the U.S. and replaced employees in two other positions to remediate these deficiencies. This added approximately $0.5 million in annual employee related expenses. In addition, we have spent approximately $0.3 million to remediate the deficiency discovered in our Linotype subsidiary. The $0.3 million has been capitalized as part of the installation of Microsoft Dynamics GP in our Linotype subsidiary. Although we believe we have addressed the material weakness, the measures we have taken may not be effective, and we may not be able to implement and maintain effective internal control over financial reporting in the future. The identification of other material weaknesses in the future would undermine our ability to prepare accurate and timely financial statements, could result in a lack of investor confidence in our publicly filed information and could adversely affect our stock price.

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and our stock price.

Implementing adequate internal financial and accounting controls and procedures to ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and that our independent auditors separately report on the effectiveness of our internal control over financial reporting. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement in the future. Our networks may be vulnerable to security risks and hacker attacks, which may affect our ability to maintain effective internal controls as contemplated by Section 404. Implementing any appropriate changes to our internal controls in the future may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, future disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

Because of their significant stock ownership, some of our existing stockholders are able to exert substantial control over us and our significant corporate decisions.

As of December 31, 2007, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 58.7% of our outstanding common stock. As a result, these persons, acting together, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

For example, as a result of the schedule of royalty reporting from laser printer and other CE device manufacturers, our OEM revenue in the first quarter of 2006 was lower than the revenue in the prior quarter. In the fourth quarter of 2006, our OEM revenue declined by approximately $0.9 million compared to the prior quarter due to the timing of product delivery and billings to a significant customer. Also, as a result of variances on the timing of transactions through our e-commerce websites, our revenue varies from quarter to quarter. In addition, a substantial portion of our quarterly revenue is based on actual shipments by our customers of products incorporating our text imaging solutions in the preceding quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our customers is outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is limited. Additionally, under a fixed fee license agreement we have, we have agreed to certain reductions in the fee payable over a period of years. Upon completion of our initial public offering, we incurred a one-time charge of approximately $3.0 million associated with the repayment in full of one of our credit facilities. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, who was appointed Chief Executive Officer on January 1, 2007, has been with Monotype in various senior management roles for more than 20 years. Mr. Shaw has been critical to the overall management of Monotype, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

Our revenue for 2007 was 22.0% higher than our revenue for 2006. Revenue grew approximately 14.2% due to the inclusion of the results of operations of Linotype and China Type Design for a full year in 2007 compared to only five months in 2006. We do not expect to sustain similar growth in future periods.

Risks Related to the Securities Markets and Investment in our Common Stock

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

•	other risks and uncertainties described in these “Risk Factors”.

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

Shares of our common stock are relatively illiquid.

There has only been a public market for our common stock since the completion of our initial public offering in July 2007. For the quarterly period ended December 31, 2007, the average daily trading volume of our common stock on the NASDAQ Global Market was less than 66,000 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and the repayment of indebtedness and do not anticipate declaring or paying any cash dividends for the foreseeable future. Moreover, our credit agreement relating to our senior credit facility arranged by Wells Fargo Foothill, Inc., or First Lien Credit Facility, imposes restrictions on our ability to declare and pay dividends.

Future sales of our common stock may cause our stock price to decline.

Our stockholders that held our stock prior to our initial public offering now hold a significant percentage of our outstanding shares of common stock. Any sale (or any distributions by partnership stockholders to their limited partners followed by a sale) by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Certain of the holders of our common stock prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of a registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.

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

We have $131.4 million of debt outstanding and an undrawn $20.0 million revolving credit facility. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common stock, including:

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

Covenants in our credit facility impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, dividends and distributions, asset sales, transactions with affiliates and acquisitions and creation of certain types of liens. These restrictions could limit our ability to take advantage of business opportunities. Furthermore, our indebtedness requires us to maintain a maximum leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with the covenants and leverage ratio in our current credit facility in the future, we may be unable to obtain waivers of non-compliance from the lenders, which would put us in default under the facility, or we may be required to pay substantial fees or penalties to the lenders. If we are in default under the facility, the rate of interest we are charged on the facility will increase, which we may be unable to pay on a continual basis. These developments could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations
Bad Homburg, Germany	R&D, Marketing, Sales and Administrative	21,000	Tenant-at-will

Salfords, United Kingdom	R&D, Marketing, Sales and Administrative	6,000	Leased; expires in 2008

Woburn, Massachusetts, USA	R&D, Marketing, Sales, Administrative and Corporate	38,000	Leased; expires in February 2011

We also maintain six additional leased facilities in Mount Prospect, Illinois, Redwood City, California, Boulder, Colorado, Berkshire, United Kingdom, Tokyo, Japan and Hong Kong. These additional offices occupy approximately 17,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

Item 3.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Related Stockholder Matters

Our common shares, $0.001 par value, have traded on the NASDAQ Global Market under the symbol “TYPE” since July 25, 2007 until March 17, 2008 and on the NASDAQ Global Select Market since March 18, 2008. Prior to July 25, 2007, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market.

	High	Low
Period 2007:
Third Quarter (commencing on July 25, 2007)	$14.00	$11.40
Fourth Quarter	17.49	13.04

Holders

As of March 3, 2008, there were approximately 109 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividend on our common stock and we are currently restricted on paying dividends under our current debt obligation. Accordingly, we intend to retain future earnings for the development, operation and expansion of our business and the repayment of indebtedness. We do not anticipate declaring or paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	2,335,769	$4.57	4,286,731
Equity compensation plans not approved by security holders (2)	—	—	—

Total	2,335,769	$4.57	4,286,731

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our 2007 Stock Option and Incentive Plan, or 2007 Award Plan.
(2)	There are no equity compensation plans in place not approved by security holders.
(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2007.

Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from July 25, 2007, the date our common stock commenced trading on the NASDAQ Global Market, through December 31, 2007 of the cumulative total return for our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on July 25, 2007 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Securities

Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock during the three month period ended December 31, 2007.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements included elsewhere in this report. The data for the twelve months ended December 31, 2006 includes the operating results of Linotype, following our acquisition of Linotype on August 1, 2006, and the results of operations of China Type Design, following our acquisition of China Type Design on July 28, 2006. The data presented for the year ended December 31, 2005 reflects our operations after we were acquired from Agfa Corporation and is derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the predecessor period from January 1, 2004 through November 4, 2004 and the post-acquisition period November 5, 2004 through December 31, 2004, and as of December 31, 2005 and 2004, are derived from our consolidated financial statements not included in this report. The data presented as of and for the year ended December 31, 2003 is derived from the audited consolidated financial statements of our predecessor that are not included in this report.

	(In thousands except per share data)
	Years Ended December 31,			November 5, 2004 to December 31, 2004	January 1, 2004 to November 4, 2004	Year Ended December 31, 2003
	2007	2006	2005
	(Successor)				(Predecessor)
Condensed Consolidated Statement of Operations Data:
Revenue	$105,152	$86,204	$73,776	$13,037	$52,010	$47,707
Cost of revenue	8,705	8,305	9,513	1,224	8,577	6,961
Cost of revenue-amortization of acquired technology	3,376	3,021	2,408	401	728	607
Marketing and selling	19,206	14,931	11,730	1,853	9,299	9,679
Research and development	18,837	13,813	10,668	1,835	8,290	9,291
General and administrative	15,605	10,112	5,639	1,081	7,948	5,931
Transaction bonus	—	—	—	—	25,207	—
Amortization of other intangibles	7,162	6,687	6,459	1,073	607	629

Total costs and expenses	72,891	56,869	46,417	7,467	60,656	33,098

Income (loss) from operations	32,261	29,335	27,359	5,570	(8,646)	14,609

Other (income) expense:
Interest (income) expense, net	17,554	19,516	14,735	2,034	(335)	(794)
Loss on extinguishment of debt	2,958	—	—	—	—	—
Other (income) expense, net	(2,147)	(3,164)	819	284	109	243

Total other expense (income)	18,365	16,352	15,554	2,318	(226)	(551)
Income (loss) before provision for income taxes	13,896	12,983	11,805	3,252	(8,420)	15,160
Provision (benefit) for income taxes	4,832	5,921	4,684	1,338	(2,817)	6,052

Net income (loss)	$9,064	$7,062	$7,121	$1,914	$(5,603)	$9,108

Net (loss) income available to common stockholders	$(25,022)	$(17,325)	$92	$106	$(5,603)	$9,108

Net (loss) income per common share:
Basic	$(1.55)	$(7.37)	$0.07	$0.08	$(5,603.00)	$9,108.00
Diluted	$(1.55)	$(7.37)	$0.05	$0.07	$(5,603.00)	$9,108.00
Weighted average number of common shares outstanding: Basic	16,174,165	2,351,356	1,417,484	1,371,016	1,000	1,000
Weighted average number of common shares outstanding: Diluted	16,174,165	2,351,356	27,421,316	26,000,656	1,000	1,000

	(In thousands) December 31,
	2007	2006	2005	2004	2003
	(Successor)				(Predecessor)
Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$19,584	$8,540	$10,784	$9,237	$1,758
Total current assets	28,096	16,362	16,199	16,146	65,442
Total assets	276,346	270,273	203,879	211,761	72,745
Total current liabilities	40,882	35,337	30,552	23,893	31,709
Total debt	131,400	202,898	157,809	131,598	—
Convertible redeemable preferred stock	—	40,170	15,793	58,268	—
Additional paid-in capital	138,219	687	226	—	5,386
Total stockholders’ equity (deficit)	102,007	(12,580)	3,703	1,899	38,996

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes to those statements, appearing elsewhere in this report. This report contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those indicated in the forward-looking statements due to a number of factors, including those discussed in Item 1A, Risk Factors and elsewhere in this report.

Overview

We are a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 16 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to over 10,000 typefaces from a library of some of the most widely used designs in the world, including popular names like Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com and faces.co.uk, which attracted more than 25 million visits in 2007 from over 200 countries.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced, and we expect to continue to have, lower revenue in the first quarter of the year due to the timing of some contractual payments of licensing fees from our OEM customers. In prior years we have experienced, and we may in the future have, seasonal slowness in the third quarter of the year from our creative professional customers.

Our customers are located in the United States, Asia, Europe and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany and Hong Kong. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia for instance, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	2007		2006		2005
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except %)
United States	$32.9	31.3%	$37.1	43.0%	$45.8	62.1%
Asia	40.8	38.8	33.7	39.1	20.0	27.0
United Kingdom	12.2	11.6	8.6	10.0	8.0	10.9
Germany	19.3	18.3	6.8	7.9	—	—

Total	$105.2	100.0%	$86.2	100.0%	$73.8	100.0%

For the years ended December 31, 2007, 2006 and 2005, sales by our subsidiaries located outside North America comprised 68.7%, 57.0% and 37.9%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 53.0% and 60.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue in 2007 and 2006, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected. For the year ended December 31, 2005 one customer accounted for 13% of our total revenue.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from three to five years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties and allocated internal engineering expense and overhead costs directly related to custom design services. License fees are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period to period depending on the level of custom design revenue recorded. Linotype, which we acquired in 2006, generally has higher cost of revenue.

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

Sales commission expense varies as a function of revenue and goal achievement from period-to-period. We made a strategic decision to increase our OEM and creative professional marketing and selling headcount in 2006. Marketing and selling non-commission expenses increased during the year ended December 31, 2007 as a result of headcount increases and associated salary increases. Linotype’s marketing and selling expense as a percentage of revenue is higher than our historical percentage. We do not currently intend to reduce Linotype’s marketing and selling organization or its marketing and selling expense. We expect marketing and selling expense to continue to increase in absolute dollars going forward.

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

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. We made a strategic decision to increase our research and development headcount in 2006, and continued in 2007, to develop and launch next generation technologies. In 2007, our research and development expenses increased, as compared to 2006, primarily due to an increase in share-based compensation expense associated with China Type Design and the inclusion of a full year of Linotype expenses. Excluding share-based compensation expense, we expect research and development expense to increase in absolute dollars going forward. A significant portion of the research and development share-based compensation expense is associated with a consultant, who was granted restricted stock in connection with the acquisition of China Type Design. The restricted stock for this consultant is subject to variable accounting.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

In the year ended December 31, 2007, our expenses were higher compared to the year ended December 31, 2006 primarily as a result of the cost of the additional headcount and infrastructure required to operate as a publicly traded company and having a full twelve months of Linotype expenses. We expect future general and administrative expenses to increase in absolute dollars in 2008.

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

Provision for Income Taxes

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

For the year ended December 31, 2007, our effective tax rate was 34.8%. The 2007 rate decreased from 2006 primarily as a result of a change in German tax laws enacted in the third quarter of 2007, reducing our tax rate on German taxable income from 40% to 30%. In 2006, our effective tax rate increased from 2005 primarily as a result of the inclusion in our federal taxable income of the unremitted earnings of our U.K. subsidiary.

Our actual payments for taxes are significantly lower than our book tax expense because we amortize goodwill and indefinite-lived intangible assets for tax purposes. The difference between the amortization for tax purposes and accounting for financial statements in accordance with GAAP gives rise to a deferred tax liability for GAAP. The balance of this GAAP deferred tax liability at December 31, 2007 was $14.1 million. This balance is included within the net intangible and goodwill deferred tax liabilities disclosed in the footnotes to our consolidated financial statements, and is expected to increase each year over the 15 year period that goodwill and indefinite-lived intangible assets are amortized for tax purposes, unless goodwill and indefinite-lived intangibles are determined to be impaired for GAAP purposes. In the event of an impairment, a charge would be recognized in our financial statements, and the GAAP deferred tax liability would be reversed. This charge and reversal of the deferred tax liability would not give rise to a payment of taxes. Absent an impairment, the change in these deferred tax liabilities from period to period generally approximates the additional deduction for amortization we receive for tax purposes, but not for book tax expense.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 effective

January 1, 2007 and the adoption did not have a material impact on our consolidated results of operations or financial condition. At both the date of adoption and at December 31, 2007 we had $1.7 million of unrecognized tax benefits. In accordance with FIN 48, paragraph 19, we have decided to classify potential interest and penalties as a component of tax expense. At the date of adoption and December 31, 2007 we had $89 thousand and $250 thousand of accrued interest and penalties, respectively.

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

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design for approximately $4.1 million in cash and three promissory notes in the aggregate amount of $0.6 million that converted into a total of 415,903 shares of our common stock in connection with our initial public offering. Prior to their conversion, the notes accrued interest at 3.9% per annum and the principal and accrued interest converted into our common stock at a price of $1.50 per share. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. The results of operations of China Type Design have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. Prior to the acquisition, we did not have the ability to exercise significant influence over operating and financial policies of China Type Design, and accordingly, the results of its operations were accounted for using the cost method of accounting.

We accounted for the acquisitions of Linotype and China Type Design using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as a result the consolidated financial statements for the periods prior to the acquisitions are not directly comparable to the consolidated financial statement following the acquisitions.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. Additional information about our critical accounting policies may be found in Note 2 to our consolidated financial statements in Item 8.

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

Sales Taxes

We record revenue net of sales taxes. Sales taxes are collected and remitted to tax authorities as required, typically on a monthly or quarterly basis, except for Japanese consumption tax, which is remitted on an annual basis. As a result, accrued sales tax consists principally of Japanese consumption tax (see Note 6 to our consolidated financial statements in Item 8).

Goodwill and Indefinite-Lived Intangible Assets

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. With respect to both goodwill and indefinite-lived intangible assets, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, or current, historical or projected losses that demonstrate continuing losses associated with an asset. Impairment evaluations involve management estimates of useful lives and future cash flows, including assumptions about future conditions such as future revenue, operating expenses, the fair values of certain assets based on appraisals and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. If this resulted in an impairment of goodwill and indefinite-lived intangible assets, it could have a material adverse effect on our financial position and results of operations.

Share-Based Compensation

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

Prior to our initial public offering, or IPO, on July 25, 2007 there was no public market for our common stock, and, in connection with our issuance of stock options, our board of directors, with the assistance of management, had the ultimate responsibility for determining the value of our common stock. In the absence of a public market for our common stock, the board of directors considered objective and subjective factors in determining the fair value of our common stock, including the liquidation preferences, redemption rights and conversion rights of our then-outstanding convertible preferred stock and the likelihood and timing of achieving a liquidity event such as an initial public offering or sale of the Company.

Contemporaneous valuation reports of the fair value of our common stock were prepared as of December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007.

The contemporaneous valuation prepared as of December 31, 2005 utilized the current value method and calculated an enterprise value based on a multiple of enterprise value to earnings before interest, taxes, depreciation and amortization, or EBITDA. The fair value of our common stock was determined by reducing the total estimated enterprise value by the liquidation preference of our preferred stock and our outstanding debt. In addition, a discount for lack of liquidity of 30% was applied and an additional discount of 25% was applied to take into account a less favorable business operating environment.

For each quarter beginning March 31, 2006, we used the market approach and the probability weighted expected return method as outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid, to determine the fair value of our common stock.

In connection with applying the probability weighted expected return method to value our common stock for each quarter beginning March 31, 2006, a retrospective valuation applying the methodology as described above, was performed to determine the reasonableness of the $1.695 per share common stock value as of December 31, 2005. This analysis resulted in an immaterial difference from the per share value calculated using the current value method and $1.695 was used as the fair value price at March 31, 2006.

Under the probability weighted expected return method, the value of our common stock is estimated based upon an analysis of future values of our company assuming various future outcomes, the timing of which is based on the plans of our board of directors and management. Share value is based on the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to us as well as the rights of each share class. The fair value of our common stock was estimated using a probability weighted analysis of the present value of the investment returns under each of four possible liquidity scenarios: a public company through the completion of an initial public offering, or the IPO scenario, or a sale to a strategic acquirer, which included a base case, optimistic case, and low case scenarios, or the Sale scenario.

At each valuation date, the selected probability of each liquidity scenario was based on current market conditions, our financial performance, milestones realized by us and any discussions with, or engagement of, investment banks regarding a potential public offering or sale.

In the IPO and Sale scenarios for each of our contemporaneous valuations, we used the market approach to estimate our future expected enterprise value. In applying the market approach, we considered the guideline public company method as described in the Practice Aid, which utilizes valuation multiples indicated by comparable companies to determine fair value. We also considered transactions in our own common stock and pricing multiples from our own completed acquisitions. We began by analyzing the enterprise value to EBITDA multiples of companies identified by us as comparable public companies. We applied this multiple to our projected EBITDA in the year of the expected liquidity event of each scenario. For the IPO and Sale scenarios, the estimated future values of our common stock were calculated using the expected enterprise values based on the market approach discussed above and the expected dates of the future expected initial public offering or sale. The expected enterprise values were discounted at an appropriate risk-adjusted discount rate based on the inherent risk of a hypothetical investment in our common stock. An appropriate rate of return required by a hypothetical investor was determined after considering venture capital rates of return published in the Practice Aid for firms engaged in a bridge financing in anticipation of a later initial public offering, our calculated cost of capital based on the capital asset pricing model and the estimated cost of capital of newly public companies published in the Practice Aid. Our calculated cost of capital was developed based upon a quantitative and qualitative analysis of factors that would impact the discount rate. If different discount rates had been used, the valuations would have been different.

The fair value of our common stock under the Sale scenario was determined by reducing the total estimated enterprise value by the liquidation preference of our preferred stock and our outstanding debt. For the IPO scenario, the total enterprise value was allocated pro rata across all shares on a fully diluted basis, including all shares subject to outstanding options. A discount for lack of liquidity of 15% at March 31, 2006, 12% at June 30, 2006, 6% at September 30, 2006 and December 31, 2006, 0% at March 31, 2007 and 0% at June 30, 2007 was applied to arrive at the fair value of our common stock. If a different discount for lack of liquidity was used at each respective valuation date, the valuation results would have been different. The discount for lack of liquidity was based upon a number of empirical studies, IRS Revenue Ruling 77-287 involving the issue of discounts for lack of liquidity and certain other company specific factors such as the prospects for liquidity absent an initial public offering. We also considered a protective put model as a means of estimating the discount for lack of liquidity based on the assumed timing of a liquidity event and the Company’s estimated volatility.

Finally, the present value calculated for our common stock under each scenario was then probability weighted based on our estimate of the relative likelihood of occurrence of each scenario. The estimated fair value of our common stock at each valuation date is equal to the sum of the probability weighted present values for each scenario.

We believe that the valuation methodologies used in the contemporaneous valuations are reasonable and consistent with the Practice Aid.

We used a 15% probability weight for the IPO scenario in our March 31, 2006 valuation and we increased this percentage in each valuation going forward to reflect the increased probability of a public offering as significant business milestones were achieved, including the completion of our acquisition in 2006 of Linotype, which was significant to our operations, and our acquisition in 2006 of China Type Design. We also considered discussions with investment banks regarding a public offering in September 2006. The probability weight assigned to an IPO scenario increased from 15% at March 31, 2006 to 25% at June 30, 2006, 45% at September 2006, 55% at December 31, 2006, 80% at March 31, 2007 and 90% at June 30, 2007 as the probability of an IPO increased.

With our board of director’s decision to focus on an initial public offering in September 2006, we also considered the possibility of an optimistic sale within a similar timeline, adjusted for the time to complete a sale process, at the same enterprise value as an initial public offering. As a result, the initial public offering and optimistic sale probabilities as of the September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 valuation dates were together 80%, 80%, 90% and 95%, respectively.

The contemporaneous fair values of our common stock increased throughout 2006. The increases were caused by achievement of business and operating milestones, consummation of merger and acquisition transactions, the proximity to a potential initial public offering and the engagement of investment banks for a potential public offering. The contemporaneous fair value of our common stock on March 31, 2006 was determined to be $3.105 per share; however, there were no grants made pursuant to this March 31, 2006 valuation. The fair value of our common stock on that date contemplated several factors, including the following:

•

As of the March 31, 2006 valuation date, we determined the probability of an IPO scenario of 15%, and collectively the base case, optimistic case and low case Sale scenario were 85%. The 15% probability of an initial public offering was based on our relative size as of the valuation date and the need to complete a major acquisition or realize substantial revenue growth in order to pursue a public offering.

•	The timelines to potential liquidity events ranged from approximately 18 months to 3 1 /2 years.

•	The challenges we faced in executing on our business plan.

•	A discounted rate of return of 21% on potential proceeds.

The fair value of our common stock on June 30, 2006 was determined to be $4.073 and contemplated several factors, including the following:

•

As of the June 30, 2006 valuation date, we determined the probability of the IPO scenario of 25%, and collectively the base case, optimistic case and low case Sale scenario was 75%. The increase probability from 15% to 25% probability of an initial public offering was based on our relative size as of the valuation date and the increased likelihood that we may complete a material acquisition. However, these acquisitions were not completed or approved by our board of directors as of June 30, 2006.

•	Between March 31, 2006 and June 30, 2006, our revenue increased for the respective quarters from $18.5 million to $19.5 million.

•	A reduction in the risk adjusted discount rate from 21% to 20%, which represented our cost of capital.

The contemporaneous fair value of our common stock underlying options to purchase 67,356 shares of our common stock granted on July 14, 2006 was determined to be $4.073 per share. Our board of directors determined that the fair value as of July 14, 2006 was the same as the fair value of our common stock on June 30, 2006 because no significant events that would affect the value of our common stock had occurred between those dates.

The valuation report used to determine the fair value of our common stock as of June 30, 2006 was not completed until October 3, 2006. Accordingly, the grant date of the July 14, 2006 options for accounting purposes was October 3, 2006. We determined that the fair value of our common stock as of October 3, 2006 was $6.498 per share, which we arrived at by straight-line interpolation between the fair value as of September 30, 2006 (determined as described below) and December 31, 2006. As a result, the fair value of these options on the grant date for accounting purposes as calculated under SFAS 123R includes intrinsic value of $2.425 per share.

The contemporaneous fair value of our common stock underlying options to purchase 992,600 shares of our common stock granted on September 30, 2006 was determined to be $6.430 per share. The fair value of our common stock on that date contemplated several factors, including the following:

•	We completed the acquisitions of Linotype and China Type Design.

•

We determined the probability of an IPO scenario to be 45% and engaged investment banks to assist us in this process. As a result of completing the acquisitions noted above and engaging investment banks, the likelihood of a short term liquidity event increased significantly. We estimated an 80% probability of experiencing either a public offering or an optimistic sale in 2007 and utilized the same enterprise value for the IPO and optimistic Sale scenarios.

•

A reduction in the risk adjusted discount rate from 20% to 17%, which represented our cost of capital. The reduction in the cost of capital was due to our increased size, geographical diversification and expanded product offerings.

•

Based on our valuation analysis utilizing the market approach, the combined entity including our acquisitions resulted in a higher selected EBITDA multiple than the actual EBITDA multiple paid for Linotype.

•	Between June 30, 2006 and September 30, 2006, our revenue for the respective quarters increased from $19.5 million to $22.8 million.

The valuation report used to determine the fair value of our common stock as of September 30, 2006 was not completed until October 24, 2006. Accordingly, the grant date of the September 30, 2006 options for accounting purposes was October 24, 2006. We determined that the fair value of our common stock as of October 24, 2006 was $6.970 per share, which we arrived at by straight-line interpolation between the fair value as of September 30, 2006 and December 31, 2006. As a result, the fair value of these options on the grant date for accounting purposes as calculated under SFAS 123R includes intrinsic value of $0.540 per share.

The contemporaneous fair value of our common stock underlying options to purchase 89,000 shares of our common stock granted on December 31, 2006 was determined to be $8.500 per share. The fair value of our common stock on that date contemplated several factors, including the following:

•	Between September 30, 2006 and December 31, 2006, our revenue for the respective quarter increased from $22.8 million to $25.4 million and the fourth quarter EBITDA exceeded our internal estimates.

•

We determined the probability of the IPO scenario to be 55%. As a result of holding our organizational meeting and working towards a filing for the registration statement related to this offering, we estimated an 80% probability of experiencing either a public offering or an optimistic sale in 2007 and utilized the same enterprise value for the IPO and optimistic Sale scenarios.

•	The risk adjusted discount rate was 17%, which represented our cost of capital.

•

Market conditions for public offerings improved, as did multiples for the companies we identified as comparable companies. The stock of these companies as well as the overall market were trading at higher multiples than the September 30, 2006 valuation date. As a result, we selected a higher EBITDA multiple than we selected as of September 30, 2006.

The valuation report used to determine the fair value of our common stock as of December 31, 2006 was not completed until January 10, 2007. Accordingly, the grant date of the December 31, 2006 options for accounting purposes was January 10, 2007. We determined that the fair value of our common stock as of January 10, 2007 was $8.818 per share, which we arrived at by straight-line interpolation between the fair value as of December 31, 2006 and March 31, 2007. As a result, the fair value of these options on the grant date for accounting purposes as calculated under SFAS 123R includes intrinsic value of $0.318 per share.

The contemporaneous fair value of our common stock underlying options to purchase 15,556 shares of our common stock granted on March 31, 2007 was determined to be $11.350 per share. The fair value of our common stock on that date contemplated several factors, including the following:

•

We determined the probability of an initial public offering to be 80% due to the fact we had filed our initial registration statement related to our initial public offering. We estimated a 90% probability of experiencing either a public offering or an optimistic sale in 2007 and utilized the same enterprise value for the IPO and optimistic Sale scenarios.

•	The risk adjusted discount rate was 17%, which represented our cost of capital.

•	Market conditions continued to improve for new public issues, resulting in an increased selected EBITDA multiple.

The valuation report used to determine the fair value of our common stock as of March 31, 2007 was not completed until May 15, 2007. Accordingly, the grant date of the March 31, 2007 options for accounting purposes was May 15, 2007. We determined the fair value of our common stock as of May 10, 2007 by straight-line interpolation between the fair value as of March 31, 2007 and June 30, 2007. As a result, the fair value of these options on the grant date for accounting purposes as calculated under SFAS 123R included intrinsic value of $0.84 per share.

The valuation report used to determine the fair value of our common stock as of June 30, 2007 was not completed until August 2, 2007. Accordingly, the grant date of the June 30, 2007 options for accounting purposes was August 2, 2007. As our initial public offering took place prior to August 2, 2007, the fair value of the common stock is based on the closing market price on August 2, 2007.

The primary factors contributing to the difference between the fair value of our common stock as of each grant date and our initial public offering price of $12.00 per share include several of the factors discussed above, most notably:

•	We completed the acquisition of China Type Design in July 2006 and the acquisition of Linotype in August 2006.

•	We engaged investment banks to assist us in the initial public offering process and began drafting a registration statement in October 2006.

•	Upon successful completion of an initial public offering, enterprises typically experience a further reduction in their cost of capital. A reduction in the cost of capital increases enterprise value.

•	The completion of an initial public offering would reduce limitations on the ability of holders to transfer the equity securities thereby reducing the liquidity discount.

•	Improvement in market conditions throughout 2006 and 2007.

•	The lack of assurance that we would complete a public offering or other liquidity event at the initial public offering price or at all.

We have incorporated the fair values calculated in the contemporaneous valuations into the Black-Scholes option pricing model when calculating the stock-based compensation expense to be recognized for the stock options granted in 2006 and 2007.

Valuation models require the input of highly subjective assumptions. Because our pre-IPO common stock had characteristics significantly different from that of publicly traded common stock and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable, single measure of the fair value of our common stock. The foregoing valuation methodologies are not the only valuation methodologies available to value our awards prior to becoming a public company. We cannot make assurances of any particular valuation of our stock.

Since our IPO, we have valued awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Market. Refer to Note 2 of our consolidated financial statements, for a discussion on our Black-Scholes valuation assumptions under SFAS 123R. During the year ended December 31, 2007, we recorded total share based compensation expense of $4.3 million, of which $2.6 million is associated with the China Type Design restricted shares. During the year ended December 31, 2006, we recorded total share based compensation expense of $0.4 million. In connection with our initial public offering, three promissory notes issued in connection with the acquisition of China Type Design were converted into 415,903 shares of restricted common stock. These shares vest over a four year period that commenced upon the issuance of the notes in July 2006. As of December 31, 2007, the Company had $5.3 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 3.0 years.

Pension Plan

In 2006, we adopted accounting statement SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. The effect of this change on our financial statements is summarized in a table in Note 9 to our consolidated financial statements.

Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to April 1, 2006, at which time the pension plan was closed to new participants. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2007 and 2006 we paid $55 thousand and $21 thousand, respectively, to the plan. At December 31, 2007 and 2006, our unfunded position was $3.2 million and $3.1 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years.

Results of Operations

The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenue:
OEM	69.1%	74.6%	80.1%
Creative professional	30.9	25.4	19.9

Total revenue	100.0	100.0	100.0
Cost of revenue	8.3	9.6	12.9
Cost of revenue—amortization of acquired technology	3.2	3.5	3.2
Marketing and selling	18.3	17.3	15.9
Research and development	17.9	16.0	14.5
General and administrative	14.8	11.7	7.6
Amortization of other intangible assets	6.8	7.8	8.8

Total costs and expenses	69.3	65.9	62.9

Income from operations	30.7	34.1	37.1
Interest expense, net	16.7	22.6	20.0
Loss on extinguishment of debt	2.8	—	—
Other (income) expense, net	(2.0)	(3.6)	1.1

Total other expenses	17.5	19.0	21.1
Income before provision for income taxes	13.2	15.1	16.0
Provision for income taxes	4.6	6.9	6.3

Net income	8.6%	8.2%	9.7%

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

The following discussion compares the year ended December 31, 2007 with the year ended December 31, 2006. Revenue and operating expenses in 2007 as compared to 2006 increased substantially as a result of the acquisition of Linotype. Revenue and operating expenses from China Type Design have been included in the period since its acquisition but have not had a material effect on our financial statements.

Sales by Segment. We view our operations and manage our business as one segment; the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (CE device manufacturers and independent software vendors, together OEM, and creative professional), expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

All dollars	2007	2006	Increase
OEM	$72,612	$64,268	$8,344
Creative Professional	32,540	21,936	10,604

Total revenue	$105,152	$86,204	$18,948

Revenue

Revenue was $105.2 million and $86.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of $18.9 million, or 22.0%. We experienced growth in both OEM and creative professional revenue year over year. OEM revenue was $72.6 million and $64.3 million for the year ended December 31, 2007 and 2006, respectively, an increase of $8.3 million, or 13.0%. Approximately $5.4 million of this increase was the result of a full year of Linotype revenue in 2007 as compared with five months of Linotype revenue in 2006, and a $2.2 million increase in royalty revenue. Creative professional revenue increased $10.6 million, or 48.3%, from $21.9 million for the year ended December 31, 2006 to $32.5 million for the year ended December 31, 2007. Approximately $7.1 million of this increase was the result of a full year of revenue from Linotype. In addition, web sales increased by $1.7 million and direct sales increased by $1.4 million.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $8.7 million and $8.3 million for the year ended December 31, 2007 and 2006, respectively, an increase of $0.4 million, or 4.8%. This increase was primarily due to the increase in revenue over the prior period. Cost of revenue as a percentage of total revenue was 8.3% and 9.6% for the years ended December 31, 2007 and 2006, respectively. The decrease, as a percent of revenue, was primarily a result of a reduction of third-party royalties following our acquisition of Linotype and lower custom revenue.

Amortization of acquired technology increased $0.4 million, or 11.8%, to $3.4 million for the year ended December 31, 2007 as compared to $3.0 million in the same period in 2006. The increase was primarily due to our acquisition of Linotype during the third quarter of 2006.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $19.2 million and $14.9 million, in 2007 and 2006, respectively, an increase of $4.3 million, or 28.6%. This increase was primarily the result of our acquisition of Linotype and employee-related expenses. A full year of Linotype expenses in 2007 contributed $2.4 million of the increase. Employee-related expenses increased by $1.1 million, including share based compensation expense, due to increased headcount from 2006. Increased spending on web-based advertising contributed $0.2 million to the increase.

Research and Development. Research and development expense was $18.8 million and $13.8 million, in 2007 and 2006, respectively, an increase of $5.0 million, or 36.4%. This increase was primarily the result of $2.9 million in share based compensation expense, $2.6 million of which is associated with our acquisition of China Type Design, and an additional $1.6 million of expenses related to a full year of Linotype expenses in 2007 as compared to five months of expenses in 2006.

General and Administrative. General and administrative expense was $15.6 million and $10.1 million, in 2007 and 2006, respectively, an increase of $5.5 million, or 54.3%. Expenses increased in several areas within general and administrative in 2007 mainly as a result of two items: a full year of Linotype expenses in the current period and share based compensation expense. We acquired Linotype in August 2006 and a full year of Linotype expenses in 2007, as compared to five months of Linotype expenses in 2006, contributed $2.5 million to the increase. Increased costs associated with our efforts to comply with the Sarbanes-Oxley Act, additional costs incurred in preparation for becoming a public company and increased legal expenses together contributed $0.8 million. Employee-related expenses, including an increase in share based compensation expense of $0.7 million, contributed $1.7 million to the increase. In addition, headcount increased in 2007 as compared to the same period in 2006, primarily as a result of increased headcount and infrastructure to operate as a public company. The increase in legal expenses of $0.2 million was primarily related to trademark and patent work associated in part with our acquisition of Linotype in 2006.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $7.2 million and $6.7 million for the year ended December 31, 2007 and 2006, respectively, an increase of $0.5 million, or 7.1%. The increase related primarily to amortization on the acquired intangible assets of Linotype.

Interest Expense, Net

Interest expense, net of interest income was $17.6 million in 2007 as compared to $19.5 million in 2006, a decrease of $1.9 million, or 10.1%. In July 2007, we reduced our total debt outstanding by $70.0 million with the repayment of our Second Lien Credit Facility and renegotiated the borrowing rates of our First Lien Credit Facility. In July 2006, we had increased our borrowings to finance the Linotype and China Type acquisitions. As a result, in the first seven months of 2007, our interest expense was higher than the same period of 2006. For the remaining months of 2007 as compared to the same period in 2006, we had significantly less interest expense as our total borrowings were less and our borrowing rates were lower. Going forward, we anticipate a reduction in our interest expense as we have less total debt outstanding and we expect to continue to reduce debt using cash flow from operations. Circumstances may change in the future and our interest expense may increase if we assume additional debt.

Loss on Extinguishment of Debt

In 2007, we recorded a loss of approximately $3.0 million on the extinguishment of our Second Lien Credit Facility. On July 30, 2007, we paid in full the $70 million balance on our Second Lien Credit Facility using the proceeds from our initial public offering, the refinancing of our First Lien Credit Facility and cash on hand. We incurred a prepayment penalty of $1.4 million as a result of the transaction and wrote off approximately $1.6 million in unamortized deferred financing costs. There were no similar charges during the same period in 2006.

Other Income, Net

Other income, net of other expense was $2.1 million and $3.2 million in 2007 and 2006, respectively, a decrease of $1.0 million, or 32.1%. The decrease was primarily a result of a decrease in our interest rate cap gain of $0.5 million and a $0.5 million decrease in dividend income from China Type Design. China Type Design became our wholly-owned subsidiary in July 2006. In the year ended December 31, 2006, we recognized a $1.7 million gain for a one-time tax exemption from foreign sales tax. There was no similar gain in 2007. These decreases were partially offset by a $1.5 million increase in foreign currency exchange gain primarily resulting from our intercompany note. We invest in interest rate caps to limit our exposure to increases in interest rates on our outstanding debt.

Provision for Income Taxes

For the year ended December 31, 2007, our effective tax rate was 34.8%. The 2007 rate decreased from 2006, primarily as a result of a change in German tax laws enacted in the third quarter of 2007, reducing the tax rate on our taxable income in Germany from 40% to 30%. As a result, deferred taxes related to our German operations have been adjusted to reflect the rates expected to be in effect when those deferred taxes are expected to reverse.

We recorded a tax provision of $4.8 million during the 2007 fiscal year. The effective tax rate for 2007 was 34.8% of income before taxes, compared to an effective tax rate of 45.6% of income before taxes for 2006. Our tax rate in 2007 differs from the statutory rates due to the recognition of a $1.4 million tax benefit related to the above-mentioned change in German tax rates which resulted in a 10.3% decrease in the overall effective tax rate. Other significant differences in the effective tax rate are due to the effects of stock compensation charges of $3.5 million that will not result in a tax deduction in the future. This had the effect of increasing the tax provision by $1.2 million and the overall effective tax rate by 8.8%. Our tax rate in 2006 reflects the tax effect of certain foreign dividends, not offset by foreign tax credits. We have recorded a valuation allowance against certain deferred tax assets, including foreign tax credits, where we have determined that their future use is uncertain. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence is considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have historically provided valuation allowances on certain tax assets, due to the uncertainty of generating taxable income in the appropriate jurisdiction and of the appropriate character to realize such assets. In these instances, the Company has made the determination that it is “more likely than not” that all or a portion of the deferred tax will not be realized. The Company will continue to review its deferred tax position on a periodic basis and will reflect any change in judgment as a discrete item in the related period.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period that the assessments are made or resolved, or when the statute of limitations for certain periods expires. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2007 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $12.5 million. This consists of total deferred tax liabilities of $15.6 million and net deferred tax assets of $3.1 million after providing a valuation allowance of $3.2 million.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

The following discussion compares the year ended December 31, 2006 with the year ended December 31, 2005. Revenue and operating expenses from 2005 to 2006 increased substantially as a result of the acquisition of Linotype. Revenue and operating expenses from China Type Design have been included in the period since its acquisition but have not had a material effect on our financial statements.

Revenue

Revenue was $86.2 million and $73.8 million for 2006 and 2005, respectively, an increase of $12.4 million, or 16.8%. OEM revenue was $64.3 million and $59.1 million for 2006 and 2005, respectively, an increase of $5.2 million, or 8.8%. This increase was primarily related to an increase of $3.0 million in royalties for units shipped, $2.7 million increase in license fees, and $1.3 million of Linotype revenue. These increases were partially offset by a decrease of $1.5 million in revenue from custom contracts. Creative professional revenue was $21.9 million and $14.7 million in 2006 and 2005, respectively, an increase of $7.2 million or 49.2%. This increase was primarily related to $6.1 million of Linotype revenue and a $1.3 million increase in web sales.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $8.3 million and $9.5 million for 2006 and 2005, respectively, a decrease of $1.2 million, or 12.7%. As a percentage of revenue the cost of revenue decreased from 12.9% in 2005 to 9.6% in 2006. This decrease was primarily a result of lower custom design revenue in 2006. Cost of revenue—amortization of acquired technology was $3.0 million and $2.4 million for 2006 and 2005, respectively, an increase of 25.4%. This increase was due to the increase in intangible assets resulting from our acquisitions of Linotype and China Type Design.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $14.9 million and $11.7 million in 2006 and 2005, respectively, an increase of $3.2 million, or 27.3%. This increase was primarily a result of an additional expense of $1.8 million due to the acquisitions of Linotype and China Type Design. Additionally, there was a $0.9 million increase in employee-related expenses due to increases in headcount, bonuses, commissions and annual compensation, a $0.2 million increase in travel-related expenses and a $0.2 million increase in expenses for outside consultants.

Research and Development. Research and development expense was $13.8 million and $10.7 million in 2006 and 2005, respectively, an increase of $3.1 million, or 29.5%. This increase was primarily the result of a decrease in custom design revenue which resulted in a $1.1 million reduction in the allocation of research and development expense to cost of revenue for custom design services as compared to the prior year, an additional expense of $1.0 million due to the acquisitions of Linotype and China Type Design and an increase of $0.9 million in employee-related expenses due to increases in headcount, payroll and bonuses. We also added a new quality assurance group and increased the number of our support and engineering employees. We added Indic scripts to our WorldType Layout Engine and continue to develop our products for the Asian market, including Chinese, Korean and Japanese fonts.

General and Administrative. General and administrative expense was $10.1 million and $5.6 million in 2006 and 2005, respectively, an increase of $4.5 million or 79.3%. Approximately $2.2 million of this increase was attributable to the addition of general and administrative expenses from Linotype, including $0.8 million of one-time expenses related to audits and the preparation of prior financial statements in accordance with U.S. GAAP for Linotype. The increase was also attributable to an increase in employee-related expenses of $0.8 million due to salary increases, headcount increases and training costs, an increase of $0.4 million of consulting costs, an increase of $0.3 million in legal expenses, an increase of $0.3 million in software license fees and an increase of $0.2 million in other taxes. We incurred significantly higher expenses in 2006 as we began preparing to be a publicly traded company, including additional employees for the analysis of our financial statements and other required disclosures and consulting services related to Sarbanes-Oxley compliance and financial statement preparation.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $6.7 million and $6.5 million in 2006 and 2005, respectively, an increase of $0.2 million, or 3.5%. This increase was primarily related to amortization of the intangible assets acquired in the acquisitions of Linotype and China Type Design.

Interest Expense, Net

Interest expense, net was $19.5 million and $14.7 million in 2006 and 2005, respectively, an increase of $4.8 million, or 32.5%. This increase was related to the additional borrowings under our First and Second Lien Credit Facilities that were amended in both August 2005 and July 2006 in connection with our recapitalization in 2005 and our acquisition of Linotype and China Type Design in 2006. This increase was partially offset by interest income of $0.2 million and $0.2 million in 2006 and 2005, respectively.

Other (Income) Expense, Net

Other income and expense was income of $3.2 million in 2006 and an expense of $0.8 million in 2005, a change of $4.0 million. The income in 2006 was a result of a $1.7 million gain from a one time tax exemption from foreign sales taxes, $0.6 million in foreign exchange gains, $0.5 million in gains on interest rate caps and $0.5 million in dividend income. The expense in 2005 was a result of $1.4 million in foreign exchange losses partially offset by $0.5 million in interest rate cap gains and $0.1 million in dividend income. We invested in interest rate caps to limit our exposure to increases in interest rates on our First and Second Lien Credit Facilities.

Provision for Income Taxes

Our effective tax rate was 45.6% for the year ended December 31, 2006, compared to an effective tax rate of 39.7% for the year ended December 31, 2005. The rate in 2006 is higher than our historical rate of approximately 40% primarily due to the inclusion in our federal taxable income of the unremitted earnings of our U.K subsidiary. These amounts were included in U.S. taxable income, and the Company did not have available foreign tax credits to offset the U.S. tax liability, resulting in an increase to our effective tax rate of 10.6%.

Recently Issued Accounting Pronouncements

Simplified Method

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the staff views regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the simplified method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits, but does not require entities to choose to measure many financial instruments and certain other items at fair value and is effective for us beginning January 1, 2008. As we have not elected to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement will not have any impact to our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-b related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements.

Liquidity and Capital Resources

Initial Public Offering

On July 30, 2007, we completed our initial public offering, issuing 6.5 million shares of our common stock at a price of $12.00 per share. Concurrent with the offering, all of our outstanding convertible redeemable preferred shares were converted into an aggregate of 23,361,416 shares of our common stock and 5,840,354 shares of redeemable preferred stock which were redeemed in connection with the offering. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $67.2 million and paid the redemption cost of the redeemable preferred stock which totaled approximately $9.7 million. We used the net proceeds from the offering, net proceeds of $10.8 million from the amendment to our First Lien Credit Facility and $1.6 million of cash on hand, to pay in full the outstanding borrowings under our Second Lien Credit Facility of approximately $70.0 million, plus a $1.4 million prepayment penalty. The changes to our outstanding debt are described in Credit Facilities, below.

Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $19.6 million and a $20.0 million revolving line-of-credit. The line-of-credit was undrawn at December 31, 2007 and 2006. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$27,278	$19,444	$23,436
Net cash provided by (used in) investing activities	(1,311)	(65,560)	885
Net cash provided by (used in) financing activities	(15,873)	43,256	(22,667)
Effect of exchange rates on cash and cash equivalents	950	616	(107)

Total increase (decrease) in cash and cash equivalents	$11,044	$(2,244)	$1,547

Operating Activities

Since 2005, our operating activities have generated positive cash flows. Significant variations in operating cash flows frequently occur because, from time to time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis. The timing and extent of such prepayments significantly impacts our cash balances.

Net cash provided by operations for 2007 was $27.3 million as compared to $19.4 million in 2006. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and debt discount, loss on extinguishment of debt, share based compensation, deferred taxes, provision for doubtful accounts, unrealized currency gains and unrealized loss on interest rate caps generated $24.9 million in cash. Accounts receivable, accounts payable and accrued expenses and other liabilities generated $4.5 million in cash during the year, which was partially offset by a reduction in our prepaid expenses and other assets and deferred revenue of $2.5 million. The increase in accrued expenses was mainly due to an increase in foreign sales tax in the current year. We had a one-time tax exemption in 2006 from foreign sales tax in a particular jurisdiction. Net cash provided by accrued income taxes of $1.8 million was partially offset by a use of cash from income tax refund receivable of $1.4 million mainly the result of a lower German effective tax rate and an increase in the amount of our tax deduction for goodwill.

In 2006, net income after adjusting for depreciation and amortization, amortization of deferred financing costs and debt discount, share based compensation, deferred income taxes, unrealized currency gains and unrealized loss on interest rate caps generated cash of $20.7 million. Accrued transaction bonus, deferred compensation and deferred revenue used cash of $5.2 million, which was partially offset by cash generated from accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $4.0 million. The decrease in deferred revenue was primarily due to a single customer with a prepaid balance at December 31, 2005 of $4.5 million that did not make any corresponding prepayments in 2006 and therefore our deferred revenue balance for this customer at the end of 2006 was zero. The accrued transaction bonus was a one time item and is not expected to repeat. Deferred compensation payments made in 2006 relate to a plan that was discontinued in 2004.

In 2005, net cash provided by operating activities was $23.4 million. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and debt discount, deferred taxes, provision for doubtful accounts and unrealized loss on interest rate caps generated cash of $19.9 million. Accounts receivable, accrued expenses and deferred revenue generated $10.0 million in cash. This was partially offset by increases in income tax refund receivable, prepaid expenses and other assets, and decreases in accounts payable, accrued transaction bonus, deferred compensation and due to affiliated company of $6.4 million. We had a significant prepayment of royalties by a customer described above in 2006.

Investing Activities

During 2007, cash used in investing activities was $1.3 million which consisted primarily of purchases of property and equipment of $1.2 million.

During 2006, we used $65.6 million in cash for investing activities, which included $53.0 million for the acquisitions of Linotype and China Type Design, $12.0 million for the purchase of exclusive licenses including the intellectual property license associated with the Linotype acquisition and $0.5 million in capital expenditures. We amended our First and Second Credit Lien Facilities in July 2006 to complete the purchase of Linotype and the intellectual property license that was included in the purchase agreement and the acquisition of China Type Design.

Cash provided from investing activities for 2005 was $0.9 million and consisted of a payment on the cash surrender value of life insurance contracts in the amount of $1.8 million. This was partially offset by the purchase of property and equipment of $0.9 million.

Financing Activities

During 2007, we used $15.9 million of cash in financing activities. We received $67.4 million in cash from the issuance of common stock associated with our initial public offering, net of underwriter’s commissions and other costs and expenses. During the year, we received $10.8 million in net proceeds from an amendment to our First Lien Credit Facility. Payments on long-term debt were $84.2 million of which $70.0 million related to our Second Lien Credit Facility and the remainder was related to installment payments on our debt obligations. We paid $1.4 million in penalties associated with the early repayment of our Second Lien Credit Facility. We also used $9.7 million for the redemption of our redeemable preferred stock in connection with the initial public offering. In addition, we received a tax benefit on stock options of $0.9 million.

During 2006, we generated $43.3 million of cash from financing activities primarily as a result of $53.9 million of proceeds related to the amendment of our First and Second Credit Lien Facilities in July 2006. This refinancing was to complete the purchases of Linotype and China Type Design. Additionally, we had cash inflows of $0.1 million from issuance of common stock. These were partially offset from cash used for the principal payments on long-term debt on the First Lien Credit Facility, deferred costs related to our initial public offering, the repurchase of preferred and common stock and the purchase of interest rate caps to hedge the increase in the debt balances from interest rate increases.

Cash used in financing activities for 2005 was $22.7 million. This cash outflow was the result of a $33.6 million payment on long-term debt and the $48.3 million payment on the exchange of preferred stock. This was partially offset by the proceeds of $58.9 million due to the issuance of debt, $0.3 million for the issuance of convertible preferred stock and $0.2 million due to the issuance of common stock.

Credit Facilities

Upon entering into our Amended and Restated Credit Agreement on July 30, 2007, the principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. Also on July 30, 2007, in connection with the initial public offering of our common stock, and with the amendment and restatement of our First Lien Credit Facility, we paid in full the balance of $70.0 million on our Second Lien Credit Facility, plus a prepayment penalty of $1.4 million. The prepayment penalty has been recognized as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs that were written off upon the payoff and termination of the Second Lien Credit Facility.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of December 31, 2007, the blended interest rate on the First Lien Credit Facility was 7.75%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of December 31, 2007, the maximum leverage ratio permitted was 4.00:1.00 and our leverage ratio was 2.74:1.00. The maximum leverage ratio decreases by 0.25 each quarter beginning from April 1, 2008 through December 31, 2008, and by 0.50 for the quarter ending March 31, 2009.

In May 2007, we amended our First Lien and Second Lien Credit Facilities to define Adjusted EBITDA as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation. In July 2007, we terminated our Second Lien Credit Facility and recognized approximately $3.0 million of debt extinguishment expense. We also amended our First Lien Credit Facility to provide additional borrowings, reduce our interest rate and modify covenants; however, the Adjusted EBITDA definition was not changed.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities:

	Year Ended December 31,
	2007	2006	2005
Net income	$9,064	$7,062	$7,121
Provision for income taxes	4,832	5,921	4,684
Interest expense, net	17,554	19,516	14,735
Depreciation and amortization	11,567	10,345	9,360

EBITDA	$43,017	$42,844	$35,900
Share based compensation	4,257	440	—

Adjusted EBITDA (1)	$47,274	$43,284	$35,900

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2007.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 and the effect of such obligations on liquidity and cash flow in future years (in thousands).

Contractual Obligations	Total	2008	2009-2010	2011-2013	Thereafter
Long-term debt (1)	$134,205	$18,582	$26,876	$88,747	$—
Operating leases (2)	3,244	1,037	1,933	274	—
License fees (2)	2,000	900	1,000	100	—

Total	$139,449	$20,519	$29,809	$89,121	$—

(1)	See note 7 to the audited consolidated financial statements.

(2)	See note 16 to the audited consolidated financial statements regarding contractual obligations.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.2 million as of December 31, 2007 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this report under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 16 to our consolidated financial statements included in this report under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $11.2 million and $5.2 million at December 31, 2007 and 2006, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2007 and 2006, no customer individually accounted for 10% or more of our accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2007 and 2006, no customer accounted for more than 10% of our revenue. For the year ended December 31, 2005 one customer accounted for 13% of our total revenue.

Derivative Financial Instruments and Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt, as more fully described in Note 2 to our consolidated financial statements included in this report under Item 8. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, SFAS 133 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our First Lien Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2007, the blended rate of interest on our outstanding debt was 7.75%. For each one percent increase in interest rates our interest expense would increase by $1.3 million; however, this would be mitigated by our interest rate caps. We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At December 31, 2007, we had two interest rate cap contracts outstanding totaling $110.0 million. One contract, in the amount of $50.0 million, has a fixed rate of 5.5% and expires in September 2008. The second contract, in the amount of $60.0 million, has a fixed rate of 6.5% and expires in August 2008. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. At December 31, 2007, there was a shortfall of approximately $21 million of our total debt that was unhedged. The total fair value of these financial instruments at December 31, 2007 and 2006, was approximately $900 and $1.0 million, respectively. In 2007, 2006 and 2005, we recognized a gain of $14 thousand, $0.5 million and $0.5 million, respectively which have been included in other income and expenses in the accompanying consolidated statements of operations.

Foreign Currency Exchange Rate Risk

In accordance with SFAS No. 52, Foreign Currency Translation, or SFAS 52, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of the foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2007, we had one currency contract outstanding with fair value loss of $74 thousand. At December 31, 2006 and 2005, we had no outstanding forward contracts.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries. At December 31, 2007 the note balance was approximately $27.8 million. This is an unhedged position with respect to which we are subject to currency fluctuation risk. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the euro would result in a $2.8 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations. We are currently exploring alternatives to mitigate our exposure to this risk. For the years ended December 31, 2007, 2006 and 2005 we incurred an exchange gain of $2.1 million, a gain of $0.6 million and a loss of $1.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2007 and 2006	56
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	57
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	58
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	60
Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Monotype Imaging Holdings Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 9 to the consolidated financial statements, effective December 31, 2006, Monotype Imaging Holdings Inc. adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Nos. 87, 88, 106 and 132(R), and as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 21, 2008

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,584	$8,540
Accounts receivable, net of allowance for doubtful accounts of $177 and $0 at December 31, 2007 and 2006	4,459	4,841
Income tax refunds receivable	1,391	—
Deferred income taxes	1,506	793
Investment in interest rate cap	—	882
Prepaid expense and other current assets	1,156	1,306

Total current assets	28,096	16,362
Property, plant and equipment, net	2,290	1,935
Goodwill	141,346	138,452
Intangible assets, net	102,446	111,419
Investment in interest rate caps	1	73
Prepaid royalties	315	400
Other assets	1,852	1,632

Total assets	$276,346	$270,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,845	$1,580
Accrued expenses	13,116	12,683
Current portion of deferred compensation	—	869
Accrued income taxes	2,687	2,066
Deferred revenue	4,652	5,034
Current portion of long-term debt	18,582	13,105

Total current liabilities	40,882	35,337
Long-term debt, less current portion	112,818	189,793
Deferred revenue, net of current portion	241	—
Other long-term liability	245	—
Deferred income taxes	15,567	14,369
Reserve for income taxes, net of current portion	1,387	—
Accrued pension benefits	3,199	3,184
Commitments and contingencies (Note 16)
Convertible redeemable preferred stock, at redemption value, $0.01 par value; Authorized shares: none at December 31, 2007, 5,994,199 at December 31, 2006; Issued and outstanding: none at December 31, 2007, 5,840,354 at December 31, 2006	—	40,170

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2007, none at December 31, 2006; Issued and outstanding: none	—	—
Common shares, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2007, 40,000,000 at December 31, 2006; Issued: 34,262,941 at December 31, 2007, 3,764,088 at December 31, 2006	34	4
Additional paid-in capital	138,219	687
Treasury stock, at cost, 53,194 shares at December 31, 2007, 40,836 shares at December 31, 2006	(41)	(41)
Accumulated deficit	(38,826)	(13,804)
Accumulated other comprehensive income	2,621	574

Total stockholders’ equity (deficit)	102,007	(12,580)

Total liabilities and stockholders’ equity (deficit)	$276,346	$270,273

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$105,152	$86,204	$73,776
Cost of revenue	8,705	8,305	9,513
Cost of revenue—amortization of acquired technology	3,376	3,021	2,408
Marketing and selling	19,206	14,931	11,730
Research and development	18,837	13,813	10,668
General and administrative	15,605	10,112	5,639
Amortization of other intangible assets	7,162	6,687	6,459

Total costs and expenses	72,891	56,869	46,417

Income from operations	32,261	29,335	27,359
Other (income) expense:
Interest expense	17,759	19,687	14,893
Interest income	(205)	(171)	(158)
Loss on extinguishment of debt	2,958	—	—
(Gain) loss on foreign exchange	(2,117)	(592)	1,427
Gain on interest rate caps	(14)	(490)	(503)
Other (income) expense, net	(16)	(1,621)	—
Dividend income	—	(461)	(105)

Total other expense	18,365	16,352	15,554
Income before provision for income taxes	13,896	12,983	11,805
Provision for income taxes	4,832	5,921	4,684

Net income	$9,064	$7,062	$7,121

Net (loss) income available to common stockholders	$(25,022)	$(17,325)	$92

Net (loss) income per common share:
Basic	$(1.55)	$(7.37)	$0.07
Diluted	$(1.55)	$(7.37)	$0.05
Weighted average number of shares outstanding: Basic	16,174,165	2,351,356	1,417,484
Weighted average number of shares outstanding: Diluted	16,174,165	2,351,356	27,421,316

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock	Common Stock		Treasury Stock		Subscriptions Receivable	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income (Loss)
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2004	5,826,750	$58,268		3,537,352	$4			$(5)	$4	$1,914	$(18)	$1,899

Net income										7,121		7,121	$7,121
Subscription payments								5				5
Issuance of convertible redeemable preferred stock	19,405	300
Accretion of convertible redeemable preferred stock redemption value		5,514								(5,514)		(5,514)
Issuance of capital shares
—restricted share grants				160,708					181			181
—exercised options				32,256					41			41
Redemption of convertible redeemable preferred stock and conversion of convertible redeemable preferred stock and common stock pursuant to recapitalization		(48,289)
Cumulative translation adjustment, net of tax											(30)	(30)	(30)

Comprehensive income													7,091

Balance, December 31, 2005	5,846,155	15,793		3,730,316	4			—	226	3,521	(48)	3,703

Net income										7,062		7,062	$7,062
Accretion of convertible redeemable preferred stock redemption value		24,387								(24,387)		(24,387)
Repurchase of convertible redeemable preferred stock	(5,801)	(10)
Repurchase of unvested shares of restricted common stock				(40,836)		40,836	$(41)					(41)
Issuance of capital shares
—restricted share grants				60,000					13			13
—exercised options				14,608					8			8
Share based compensation									440			440
Unrecognized actuarial gain, net of tax											41	41	41
Cumulative translation adjustment, net of tax											581	581	581

Comprehensive income													$7,684

Balance, December 31, 2006	5,840,354	$40,170		3,764,088	$4	40,836	$(41)	$—	$687	$(13,804)	$574	$(12,580)

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock	Common Stock		Treasury Stock		Subscriptions Receivable	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income (Loss)
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,840,354	$40,170	—	3,764,088	$4	40,836	$(41)	$—	$687	$(13,804)	$574	$(12,580)
Net income										9,064		9,064	9,064
Accretion of convertible redeemable preferred stock redemption value		34,086								(34,086)		(34,086)
Conversion of convertible redeemable preferred stock to redeemable preferred stock and common stock	(5,840,354)	(74,256)	5,840,354	23,361,416	23				74,232			74,255
Redemption of redeemable preferred stock			(5,840,354)						(9,654)			(9,654)
Conversion of convertible notes payable				415,903	—				155			155
Issuance of capital shares
—restricted share grants				21,559	—				—			—
—exercised options				212,333	—				266			266
Repurchase of unvested restricted common shares				(12,358)		12,358	—					—
Vesting of restricted shares									92			92
Issuance of common stock upon initial public offering, net of related costs				6,500,000	7				67,244			67,251
Share based compensation									4,257			4,257
Tax benefit associated with options									940			940
Unrecognized actuarial gain, net of tax											328	328	328
Cumulative translation adjustment, net of tax											1,719	1,719	1,719

Comprehensive income													$11,111

Balance, December 31, 2007	—	$—	—	34,262,941	$34	53,194	$(41)	$—	$138,219	$(38,826)	$2,621	$102,007

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$9,064	$7,062	$7,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,567	10,345	9,360
Amortization of deferred financing costs and debt discount	1,007	1,044	919
Loss on extinguishment of debt	2,958	—	—
Share based compensation	4,257	440	—
Deferred income taxes	(1,048)	2,404	2,937
Provision for doubtful accounts	240	—	50
Unrealized currency gains on foreign denominated intercompany notes	(3,212)	(1,089)	—
Unrealized loss (gain) on interest rate caps	36	459	(503)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	261	1,349	1,298
Income tax refund receivable	(1,391)	—	(1,157)
Prepaid expenses and other assets	(1,597)	871	(307)
Accounts payable	144	1,038	(32)
Accrued income taxes	1,833	—	—
Accrued expenses and other liabilities	4,072	730	1,043
Accrued transaction bonus	—	(267)	(937)
Deferred compensation	—	(975)	(3,552)
Due to affiliated company	—	—	(432)
Deferred revenue	(913)	(3,967)	7,628

Net cash provided by operating activities	27,278	19,444	23,436

Cash flows from investing activities:
Additions to property and equipment	(1,236)	(539)	(903)
Purchase of technology and trademarks	—	(12,047)	—
Acquisition of businesses, net of cash acquired	(75)	(52,974)	—
Payment of cash surrender value of life insurance	—	—	1,788

Net cash (used in) provided by investing activities	(1,311)	(65,560)	885

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Purchase of interest rate caps	—	(33)	(188)
Deferred costs related to public offering	—	(186)	—
Proceeds from issuance of debt, net of issuance costs	10,783	53,949	58,853
Payments on long-term debt	(84,245)	(10,534)	(33,570)
Payment of penalty fee associated with debt extinguishment	(1,400)	—	—
Redemption of redeemable preferred stock	(9,654)	—	—
Payments on exchange of preferred stock	—	—	(48,289)
Net proceeds from initial public offering	67,437	—	—
Excess tax benefit of stock options	940	—	—
Issuance of convertible redeemable preferred stock	—	—	300
Proceeds from exercise of common stock options and issuance of restricted stock	266	111	227
Repurchase of common and convertible redeemable preferred stock	—	(51)	—

Net cash (used in) provided by financing activities	(15,873)	43,256	(22,667)
Effect of exchange rates on cash and cash equivalents	950	616	(107)

Increase (decrease) in cash and cash equivalents	11,044	(2,244)	1,547
Cash and cash equivalents, beginning of year	8,540	10,784	9,237

Cash and cash equivalents, end of year	$19,584	$8,540	$10,784

Supplemental disclosures:
Interest paid	$14,413	$17,914	$15,763
Income taxes paid	$3,701	$210	$1,978
Non cash transactions:
Issuance of convertible notes payable in connection with acquisition of China Type Design	$—	$600	$—
Issuance of common stock in connection with the conversion of the convertible notes payable	$155	$—	$—
Unvested restricted stock liability recognized in connection with the conversion of the convertible notes payable	$468	$—	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. At December 31, 2007, the Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. (“MTI”) and International Typeface Corporation (“ITC”), and four foreign operating subsidiaries, China Type Design Limited (“China Type Design”), Monotype Imaging KK (“Monotype Japan”), Monotype Imaging Ltd. (“Monotype UK”) and Linotype GmbH (“Linotype”).

Initial Public Offering

We completed our initial public offering on July 30, 2007, issuing 6.5 million shares of our common stock at a price of $12.00 per share. After underwriter’s commissions and other costs and expenses, we received net proceeds of approximately $67.2 million. The following events occurred in connection with the initial public offering:

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

2. Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Monotype Imaging Holdings Inc. and its subsidiaries and have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States or GAAP, applied on a consistent basis.

In November 2004, Imaging Acquisition Corporation, our wholly-owned subsidiary, acquired all of the common stock of Agfa Monotype Corporation (“Agfa Monotype”), a wholly-owned subsidiary of Agfa Corporation (“Agfa”). On November 5, 2004, Agfa Monotype was spun off into a new entity, MTI, which was owned by TA Associates, D.B. Zwirn and certain of the former officers and employees of Agfa Monotype through Imaging Holdings Corp. (“IHC”). IHC became the parent of MTI. In December 2004, we formed Monotype Japan, our wholly-owned Japanese subsidiary. In August 2005, IHC entered into a recapitalization transaction and debt refinancing which resulted in the Company becoming the parent of IHC.

In July 2006, we acquired 80.01% of the capital stock of China Type Design, a Hong Kong corporation. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. In August 2006, we completed the acquisition of the capital stock of Linotype, a German corporation, through our newly formed wholly-owned subsidiary, Monotype Imaging GmbH.

The accompanying consolidated financial statements present the Company as of and for the years ended December 31, 2007 and 2006, including the accounts of China Type Design, Linotype, Monotype Japan, ITC and Monotype UK, while the accompanying consolidated financial statements present the Company for the year ended December 31, 2005, including the accounts of Monotype Japan, ITC and Monotype UK. All intercompany accounts and transactions have been eliminated.

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to allowance for doubtful accounts, income taxes, valuation of goodwill, other intangible assets and long-lived assets. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, interest rate caps and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2007 and 2006.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and overnight repurchase agreements. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and are stated at fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the U.S. totaled approximately $11.2 million and $5.2 million, at December 31, 2007 and 2006, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2007 and 2006, no customers individually accounted for 10% or more of our accounts receivable. For the years ended December 31, 2007 and 2006 no one customer accounted for 10% or more of our total revenue. For the year ended December 31, 2005, one customer accounted for 13% of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment.

Property and Equipment

Property and equipment are stated at cost. We capitalize expenditures that materially increase asset lives and charge ordinary repairs and maintenance to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Computer equipment	2 to 5 years
Furniture and fixtures	3 to 13 years
Leasehold improvements	Shorter of lease term or estimated useful life of 3 to 5 years

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets assumed in a business combination. We account for goodwill and indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which requires that goodwill not be amortized, but instead be tested at least annually in accordance with the provisions of SFAS 142.

The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company must compare the fair value of each reporting unit to its carrying value. The Company determines the fair value of our reporting units based on the present value of estimated future cash flows and market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded.

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and conducted our impairment analysis on the Company as a whole by calculating the fair value of our Company as compared to our carrying value. We estimated the fair value by using forecasts of discounted cash flows and market approach. The Company performs its annual goodwill impairment test as of December 31st. The fair value was greater than the carrying value of the goodwill, and therefore, no write down of goodwill was recorded.

The utilization of pre-acquisition net operating loss carryforwards subject to a full valuation allowance, and the application of certain provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) resulted in the recognition of a decrease in goodwill by approximately $1.8 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. Goodwill also decreased by an additional $0.1 million in each of the years ended December 31, 2007 and 2006, respectively, due to the tax effect of excess tax basis goodwill amortization.

Long-Lived Assets

We account for long-lived assets including property and equipment and long-lived intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. We have had no impairments of our long-lived assets.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable and collection of the fee is probable.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEMs, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. The term of our licenses range from one to ten years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

Creative Professional Revenue

We derive our creative professional revenue primarily from font licenses to end-users and custom font design services. We license fonts directly to end-users through our e-commerce websites and via telephone and email, and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies and corporations.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed. We generally recognize custom font design services revenue upon delivery of the font.

Sales Taxes

We record revenue net of sales taxes. Sales taxes are collected and remitted to tax authorities as required, typically on a monthly or quarterly basis, except for Japanese consumption tax, which is remitted on an annual basis. As a result, accrued sales tax consists principally of Japanese consumption tax (see Note 6).

Cost of Revenue

We pay font license fees on certain fonts that are owned by third parties. We recognize royalty expenses with respect to those font license fees concurrent with the recognition of revenue on licenses to which they relate. Amortization of acquired technology is an additional cost of revenue (see Note 5).

Deferred Revenue

Deferred revenue results primarily from prepayments against future royalties received from our customers. These amounts are recognized as revenue as the royalties are earned, based upon subsequent royalty reports received from the customers.

Research and Development Expenses

Our research and development expense consists principally of salaries, bonuses and benefits of our research and development, engineering and font design personnel who are primarily focused on enhancing the functionality of our text imaging solutions and developing new products. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold or Otherwise Marketed, such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. As our research and development costs primarily relate to software development during the period prior to technological feasibility, all research and development costs are charged to operations as incurred.

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $3.6 million, $2.0 million, and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Prior to 2006, we accounted for employee stock-based compensation in accordance with the provisions of APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and we complied with the disclosure provisions of SFAS 123, and related

SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize such stock-based compensation, if any, using the straight-line method over the vesting period.

The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During the year ended December 31, 2007, the Company granted 197,554 shares of restricted stock to a consultant, in connection with the acquisition of China Type Design. This award vests over four years and resulted in share based compensation expense of $1.8 million in 2007. The Company did not issue any awards to nonemployees in 2006 or 2005.

SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS 123R’s adoption that were measured using the minimum value method. In accordance with the requirements of SFAS 123R, the Company will not present pro forma disclosures for periods prior to the adoption of SFAS 123R, as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

Effective with the adoption of SFAS 123R, the Company elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. In accordance with SFAS 123R, the Company recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a long history of market prices of our common stock and as such we estimate volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method, as defined in SAB 107. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on our history and expectation of paying no dividends.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense recognized in our financial statements beginning in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following estimated weighted average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.41%	4.78%
Expected dividend yield	—	—
Expected volatility	68.8%	76.4%
Expected term	6.0 years	6.0 years
Weighted average fair value per share	$8.50	$4.68

Prior to March 31, 2006, we granted our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying stock at the time of each grant, as determined by our compensation committee.

In valuing the common stock our compensation committee considered a number of factors, including:

•	the illiquidity of our capital stock as a private company;

•	the business risks we faced;

•	the liquidation preferences, redemption rights and other rights, preferences and privileges of our outstanding preferred stock;

•	the outstanding balances on our credit facilities; and

•	our actual financial condition and results of operations relative to our formal operating plan during the relevant period.

Effective March 31, 2006, the compensation committee determined to follow the procedures recommended in the American Institute of Certified Public Accountants Practice Aid. This approach requires an assessment of future prospects, based on the value of the business using a series of potential outcomes and weighing the probability of each of those outcomes. Management prepared three scenarios, a base case, an optimistic case and a pessimistic case. The possibility of an initial public offering was also considered. The compensation committee reviewed a market comparison of our business with a number of publicly traded firms to test the reasonableness of the overall analysis. The compensation committee reviewed the methodology, the resulting valuation and changed the probabilities of the outcomes that were initially applied as well as the weight given to those probabilities to more accurately reflect the changes in the business.

At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to the then-existing fair value of our common stock. Our board of directors believes it properly valued our common stock in all periods. After our IPO, we value awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Market.

See Note 14 for a summary of the stock option activity under our stock-based employee compensation plans for the year ended December 31, 2007.

Derivative Financial Instruments

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt (Note 7). SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS 133), requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, SFAS 133 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments was estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. At December 31, 2007, we had two interest rate cap contracts outstanding with notional amounts totaling $110.0 million. One contract was entered into in September 2005, in the notional amount of $50.0 million, expiring in September 2008. The second contract was entered into in August 2006, in the notional amount of $60.0 million, expiring in August 2008. At December 31, 2006 we had three interest rate cap contracts outstanding with notional amounts totaling $180.0 million. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of these financial instruments at December 31, 2007 and 2006 was approximately $1 thousand and $1.0 million, respectively. For the years ended December 31, 2007, 2006 and 2005, we recognized a gain of approximately $14 thousand, $0.5 million and $0.5 million, respectively. These amounts have been included in other income and expenses in the accompanying consolidated statements of operations. The fair value of the instruments was included in other assets in our consolidated balance sheet.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in US dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into US dollars, we can incur unrealized gains and losses. Beginning in September 2005, to mitigate this exposure we began to utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There was one outstanding currency hedge at December 31, 2007 with a marked to market loss of $74 thousand recognized in (gain) loss on foreign exchange within our consolidated statement of operations. The fair value of this instrument was included in accrued expenses in our consolidated balance sheet. There were no outstanding currency hedges at December 31, 2006 or 2005.

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than US dollars are translated into US dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. The gains and losses arising from these transactions are reported as a component of (gain) loss on foreign exchange in our consolidated statements of operations. The unrealized gains and losses are reported in “Accumulated other comprehensive income (loss)” in our consolidated statements of stockholders’ equity.

Accumulated Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS No. 158”).

Income Taxes

We account for income taxes in accordance with SFAS 109. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets.

We monitor the undistributed earnings of our foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2007, there were no undistributed earnings in our foreign subsidiaries.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of adopting the new standard, the Company reclassified certain deferred tax liabilities to reserve for income taxes and accrued liabilities. There was no net effect on the Company's financial position as a result of adopting the new standard. The total amount of uncertain tax positions, at both the date of adoption and December 31, 2007, was $1.7 million. In accordance with FIN 48, paragraph 19, the Company decided to classify interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at the date of adoption and December 31, 2007 was $89 thousand and $250 thousand, respectively.

Net income (loss) per share data

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible redeemable preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 for all periods presented.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options and restricted stock, using the treasury stock method.

Recently Issued Accounting Pronouncements

Simplified Method

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the staff views regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the simplified method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits, but does not require entities to measure financial instruments and certain other items at fair value and is effective for us beginning January 1, 2008. As we have not elected to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement will not have any impact to our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-b related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

3. Business Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), we record acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value of indentified assets is recorded as goodwill. Under SFAS 142, goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequent, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

Acquisition of Linotype

On August 1, 2006, we completed the acquisition of Linotype, a German company and a leader in the development, marketing, licensing and servicing of digital fonts and proprietor of a font library comprised of typefaces. We also acquired certain fonts and other intellectual property assets from the seller of Linotype. With the purchase of Linotype, we acquired access to a large library of fonts, a strong brand with a significant web presence and a more complete offering for the creative professional market. We have also reduced our cost of revenue by the amount paid to Linotype to license their fonts prior to the acquisition. We restructured our debt agreements to fund the acquisition (see Note 7). Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated. The total purchase price for Linotype and the related intellectual property, which was purchased separately, was approximately $59.7 million in cash, which included the related acquisition costs of approximately $0.7 million, and was allocated as follows:

Fair Value at Acquisition Date (in thousands)
Assets:
Current assets	$5,192
Non-current assets	59
Fixed assets	691
Customer relationships	5,800
Technology	9,600
Trademarks	5,600
Non-compete agreements	1,300
Goodwill	43,085

Total assets acquired	71,327
Current liabilities assumed	(6,090)
Deferred income taxes	(5,547)

Net assets acquired	$59,690

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 14 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated five year life. These assets will be amortized over their respective useful lives. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $43.1 million.

We made an election under Section 338(g) of the U.S. Internal Revenue Code, or IRC to treat the acquisition of the stock of Linotype as an asset acquisition for U.S. tax purposes. In addition, we have filed an election to treat Linotype as a disregarded entity for U.S. tax purposes. As a result, all of the goodwill is expected to be deductible for U.S. income tax purposes.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except per share data) presents the combined results of operations of the Monotype Imaging and Linotype as if the acquisition had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of the results which may be obtained in the future.

Year Ended December 31, 2006
Pro forma revenues	$96,689
Pro forma net income	$8,194
Net loss available to common stockholders	$(16,193)
Pro forma basic and diluted loss per share	$(6.89)

Acquisition of China Type Design

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design, a Hong Kong corporation specializing in font design, for approximately $4.1 million in cash and three promissory notes in the aggregate face amount of $0.6 million that were convertible into a total of 400,000 shares of our restricted common stock at the option of the holder or automatically if a drag along right is exercised or upon an initial public offering (see Note 7). With the China Type Design acquisition, we acquired a library of Asian stroke-based fonts and gained the capability to develop and produce these fonts. At the time of this acquisition, we already had a 19.99% ownership interest in China Type Design, and following the acquisition, it became our wholly-owned subsidiary. The results of operations of China Type Design have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. Prior to the acquisition, we did not have the ability to exercise significant influence over operating and financial policies of China Type Design and, accordingly, the results of its operations were accounted for using the cost method of accounting.

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

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$3,368	$1,949
Furniture and fixtures	1,276	1,029
Leasehold improvements	141	135

Total cost	4,785	3,113
Less accumulated depreciation and amortization	(2,495)	(1,178)

Property and equipment, net	$2,290	$1,935

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005, was $1.0 million, $0.6 million and $0.5 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2005	$92,124
Acquisition of China Type Design	2,726
Acquisition of Linotype	43,020
Foreign currency exchange rate changes	1,215
Deferred tax adjustment (Note 11)	(633)

Balance at December 31, 2006	138,452
Foreign currency exchange rate changes	4,804
Deferred tax adjustment (Note 11)	(1,910)

Balance at December 31, 2007	$141,346

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2007 and 2006 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2007			December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,657	$(13,206)	$33,451	$46,011	$(8,758)	$37,253
Acquired technology	12-15	43,634	(9,197)	34,437	43,393	(5,800)	37,593
Non-compete agreements	4-6	11,691	(8,261)	3,430	11,547	(5,477)	6,070
Trademarks		26,728	—	26,728	26,103	—	26,103
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$133,110	$(30,664)	$102,446	$131,454	$(20,035)	$111,419

Amortization expense is calculated on the straight-line method. Amortization of acquired technology is a cost of revenue and for the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $3.0 million and $2.4 million, respectively. Amortization of other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $7.2 million, $6.7 million and $6.5 million, respectively.

Estimated future intangible amortization expense based on balances at December 31, 2007 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2008	$3,391	$6,791
2009	3,391	4,729
2010	3,391	4,729
2011	3,391	4,729
2012	3,391	4,605
Thereafter	17,482	11,298

Total amortization expense	$34,437	$36,881

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Payroll and related benefits	$5,256	$4,212
Royalties	2,223	2,638
Interest	1,140	2,080
Legal and audit fees	727	2,436
Sales taxes	2,264	212
Other	1,506	1,105

Total accrued expenses	$13,116	$12,683

7. Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
First Lien Credit Facility—$132.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (7.75% at December 31, 2007), and $1.67 million at Prime plus 1.25% (8.5% at December 31, 2007) due in monthly installments of principal and interest through July 2012	$134,167	$136,833
Second Lien Credit Facility—interest at LIBOR plus 6.75% payable monthly in arrears	—	70,000
Convertible note payable	—	600
Note payable—Other	38	58

	134,205	207,491
Less unamortized financing costs and debt discount	(2,805)	(4,593)

Total debt	131,400	202,898
Less current portion	(18,582)	(13,105)

Long-term debt	$112,818	$189,793

The aggregate annual maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2008	$18,582
2009	12,876
2010	14,000
2011	14,000
2012	74,747

Credit Facilities

On July 30, 2007, in connection with our initial public offering, we amended and restated our First Lien Credit Facility which increased our borrowing there under to $140.0 million from $128.4 million and increased the maximum available under our revolving line-of-credit to $20 million (“Amended and Restated Credit Agreement”). In connection with this amendment and restatement, we paid a fee of $0.7 million. Using proceeds from our initial public offering, proceeds from the Amended and Restated Credit Agreement and cash on hand, we paid the entire $70 million outstanding balance on our Second Lien Credit Facility, together with a prepayment penalty fee of $1.4 million. The prepayment penalty fee was charged to operations as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs associated with the Second Lien Credit Facility that were written off upon the payoff and termination of the facility.

Upon entering into our Amended and Restated Credit Agreement, our scheduled monthly principal payments were increased to approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. The next twelve scheduled monthly payments are reduced ratably by an aggregate of 50% of this additional payment. Accordingly, we have included an additional $4.6 million in the current portion of long-term debt at December 31, 2007. Borrowings under the Amended and Restated Credit Agreement continue to bear interest at either (i) the prime rate plus a margin, or (ii) LIBOR plus a margin as defined by the Amended and Restated Credit Agreement, payable monthly. However, the margin for prime rate borrowings was reduced from 1.75% to 1.25%, and the margin for LIBOR rate borrowings was reduced from 3.25% to 2.75%. In addition, while the Amended and Restated Credit Agreement continues to be secured by substantially all of our assets and continues to place limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements, the limitation on capital spending and certain other financial covenants were removed. The only remaining financial covenant in our Amended and Restated Credit Agreement is a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation. The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2007.

As of December 31, 2007, the blended interest rate on the Amended and Restated Credit Agreement was 7.752%.

The First and Second Lien Credit Facilities were originally entered into in November 2004, to partially finance our acquisition from Agfa. Our First Lien Credit Facility provided for a $75.0 million term loan and a $5.0 million revolving line-of-credit that were to expire on July 28, 2011. Our Second Lien Credit Facility term loan provided a $40.0 million term loan which was due and payable in full on July 28, 2011.

In August 2005, we amended our First and Second Lien Credit Facilities to increase the borrowings permitted under the Credit Facilities to $100.0 million and $65.0 million, respectively. The additional borrowings were used to finance a recapitalization whereby holders of our convertible redeemable preferred stock received cash payments in the aggregate amount of approximately $48.3 million and certain subordinated notes issued to TA Associates, D.B. Zwirn and certain former officers and employees of Agfa Monotype were retired at their face amount plus accrued and unpaid interest, plus a pre-payment premium equal to 6.0% of the face amount.

In July 2006, we again amended our permitted borrowings under our First and Second Lien Credit Facilities to increase the borrowings permitted under the Credit Facilities to $140.0 million and $70.0 million, respectively. We also increased the maximum borrowings under the revolving line-of-credit of our First Lien Credit Facility to $10.0 million. These amendments were made primarily to fund the acquisition of Linotype.

The principal amount of the First Lien Credit Facility term loan was payable in monthly installments of approximately $0.8 million in year one, $1.0 million in year two and $1.1 million in year three and thereafter through maturity. In addition, based on the annual audited financial statements, if the leverage ratio, as defined in the First Lien Credit Facility agreement, as of the end of the year, exceeded a specified maximum, we would be required to repay 50.0% of Adjusted EBITDA less payments for principal, interest, capital expenditures and taxes for the period. The next twelve scheduled monthly payments would then be reduced ratably by an aggregate of 50% of this additional payment. The additional payment made in April 2007 was $3.3 million and our next twelve monthly payments thereafter were accordingly reduced by $136 thousand each. Our Second Lien Credit Facility term loan provided a $70.0 million term loan which was due and payable in full on July 28, 2011. At our option, borrowings under these facilities bore interest at either (i) the prime rate plus a margin, as defined by the respective credit agreement, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin as defined by the respective credit agreement, payable monthly. The Credit Facility was secured by substantially all of our assets and was senior to all other debts of the Company. The Credit Facilities required us to maintain certain identical quarterly financial covenants, including minimum Adjusted EBITDA, a minimum fixed charge coverage ratio, a maximum leverage ratio, and a maximum amount of capital spending.

In November 2004, we paid loan origination fees for the term loans totaling $2.8 million that were recorded as a reduction in the proceeds received by us, and accounted for as debt discounts, which, accordingly, were amortized into interest expense over the life of the related loans using the effective interest method, until amendment of the Credit Facilities in August 2005. Upon the amendments of the Credit Facilities in August 2005 and July 2006, we incurred additional fees to the lenders totaling approximately $1.4 million and $1.9 million, respectively. These fees were also recorded as reductions in the proceeds received by us, and accounted for as debt discounts. Accordingly, they are amortized into interest expense over the life of the related loans using the effective interest method.

There were no outstanding borrowings on the revolving line-of-credit at December 31, 2007 or 2006.

Convertible Notes Payable

In connection with the acquisition of China Type Design (see Note 3), we issued three convertible notes payable with an aggregate face amount of $0.6 million to the former shareholders of China Type Design. The convertible notes payable were convertible into restricted common stock of the Company upon certain trigger events. The convertible notes bore interest at a fixed stated rate of 3.90% per annum, and were payable together with all accrued interest, upon maturity in July 2010. As the stated interest rate was below market rates of interest, we recognized a discount on the debt based upon our incremental borrowing rate at the time of issuance. The discount recognized of $116 thousand was amortized and charged to interest expense over the term of these notes.

On July 30, 2007, upon completion of the Company’s initial public offering, these convertible notes were converted into 415,903 shares of restricted common stock of the Company. In the year ended December 31, 2007, we incurred $2.6 million of share-based compensation expense on these restricted shares which was included in research and development expense within our consolidated statements of operations. We expect to record additional share based compensation charges related to these restricted shares as they vest. In connection with the conversion of these notes into common stock, the remaining debt discount balance of $96 thousand at July 30, 2007 was charged to interest expense within our consolidated statement of operations.

8. Long-Term Incentive Compensation Plan

Through 2004, we maintained a long-term incentive compensation program for certain of our key employees that provided for incentive payments based on the Company’s overall profitability. Payments earned under the program in 2004 were due in three equal annual installments; the first two installments were paid in February 2005 and 2006, and the last remaining installment was paid in February 2007. As of December 31, 2007 and 2006, $0 and $0.9 million was accrued for payments to be disbursed under the program, which are included in deferred compensation in the accompanying consolidated balance sheets. This program was discontinued in 2004 and as a result, there was no compensation expense, related to this plan, charged to operations in the years ended December 31, 2007, 2006 and 2005.

9. Employee Benefit Plans

Defined Contribution Plans

The Company has a defined contribution employee savings plan in the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. As prescribed by the 401(k) Plan, we make a dollar-for-dollar matching contribution up to the first 6.0% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account provided the employee contributes a minimum of 3% of salary. Contributions in the United States and United Kingdom were $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and have been included in the accompanying consolidated statements of operations.

Defined Benefit Pension Plan

Linotype maintains an unfunded defined benefit pension plan based on the “Versorgungsordnung der Heidelberger Druckmaschinen AG” (the “Linotype Plan”) which covers substantially all employees of Linotype who joined before April 1, 2006, at which time the Linotype Plan was closed. Employees are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

Adoption of SFAS 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses, unrecognized prior service costs or unrecognized transition obligation remaining from the initial adoption of FASB No. 87, Employers’ Accounting for Pensions, or FASB No. 87, if any. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on our consolidated balance sheet at December 31, 2006, are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting of SFAS No. 158.”

	At December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
Accrued pension liability	$3,176	$(67)	$3,109
Accumulated other comprehensive income, net of tax	533	41	574

The components of net periodic benefit cost included in the accompanying consolidated statement of operations were as follows:

	2007	Period from Acquisition through December 31, 2006
Service cost	$122	$46
Interest cost	144	55

Net periodic benefit cost	$266	$101

For the year ended December 31, 2007 and the period from August 1, 2006 to December 31, 2006, we paid benefits of approximately $55 thousand and $21 thousand, respectively, to plan participants.

The assumptions used to determine the net periodic benefit cost were as follows:

	2007	Period from Acquisition through December 31, 2006
Weighted-average Discount Rate	5.5%	4.5%
Weighted-average Rate of Compensation Increase	2.0%	2.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The Linotype Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the year ended December 31, 2007 and the period from acquisition (August 1, 2006) to December 31, 2006, is as follow:

	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,109	$3,092
Service cost	122	46
Interest cost	144	55
Actuarial changes in assumptions and experience	(468)	(67)
Benefits paid	(55)	(21)
Foreign currency exchange rate changes	318	4

Projected benefit obligation at end of year	$3,170	$3,109

Accumulated benefit obligation	$3,056	$2,934

Funding status at end of year	$(3,170)	$(3,109)

Net Amounts Recognized in the Financial Statements:
Current liability	$70	$—
Unrecognized actuarial gain reported within accrued pension benefits and accumulated other comprehensive loss	$3,100	$3,109

Net accrued pension liability recognized	3,170	3,109
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	369	41
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	17	—

Linotype also provides cash awards to its employees based on length of service. At December 31, 2007 and 2006, the balance accrued for such benefits totaled $99 thousand and $75 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2007	2006
Weighted-average Discount Rate	5.5%	4.5%
Weighted-average Rate of Compensation Increase	2.0%	2.0%
Rate of Inflation	2.0%	1.75%

The most recent actuarial valuation of the plan was performed as of December 31, 2007. The measurement dates are December 31, 2007 for 2007 and December 31, 2006 and August 1, 2006 for 2006.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2008	$70
2009	80
2010	84
2011	90
2012	104
2013-2017	833

10. Related-Party Transactions

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design, which is described in more detail in Note 3. At the time of this acquisition, we had a 19.99% ownership interest in China Type Design and did not have the ability to exert significant influence over its operations. Accordingly, prior to the acquisition the results of operations of China Type Design were accounted for using the cost method of accounting. We received dividend income of $0.5 million and $0.1 million from China Type Design during the period January 1, 2006 to July 27, 2006 and the year ended December 31, 2005, respectively.

We paid consulting fees to China Type Design for font design services, which are included in research and development expense in the accompanying consolidated statements of operations. For the period January 1, 2006 to July 27, 2006 and the year ended December 31, 2005, consulting fees to China Type Design totaled approximately, $0.7 million and $0.7 million, respectively.

We also paid royalties to China Type Design for font sales, which are included in our cost of revenue in the accompanying consolidated statements of operations. In the period January 1, 2006 to July 27, 2006 and the year ended December 31, 2005, we incurred approximately $0.1 million and $0.2 million, respectively for royalty expenses to China Type Design.

In addition, we received royalty income from China Type Design for font sales, which is included in revenue in the accompanying consolidated statements of operations. In the period January 1, 2006 to July 27, 2006 and the year ended December 31, 2005, we recognized royalty income from China Type Design of approximately $14 thousand and $21 thousand, respectively.

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2007	2006	2005
U.S	$6,010	$8,558	$10,030
Foreign	7,886	4,425	1,775

Total income before income tax provision	$13,896	$12,983	$11,805

The components of the income tax provision are as follows (in thousands):

	December 31,
	2007	2006	2005
Current
State and local	$424	$323	$174
U.S. Federal	811	1,417	—
Foreign jurisdictions	4,645	2,135	1,573

	5,880	3,875	1,747
Deferred
State and local	4	252	658
U.S. Federal	396	1,752	2,402
Foreign jurisdictions	(1,448)	42	(123)

	(1,048)	2,046	2,937

Total provision	$4,832	$5,921	$4,684

During the year, the Company recognized a tax benefit of $0.9 million related to stock based compensation, and has recorded a credit to additional paid in capital for this amount. In addition, the Company has reduced goodwill by $1.9 million related to realization of tax benefits related to acquisitions.

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2007		2006		2005
Provision for income taxes at statutory rate	$4,864	35.0%	$4,414	34.0%	$4,132	35.0%
State and local income taxes, net of federal income (tax) benefit	278	2.0%	380	2.9%	540	4.6%
Foreign dividends	—	—	1,374	10.6%	—	—
Foreign tax credits	—	—	(201)	(1.5)%	—	—
Foreign rate differential	(30)	(0.2)%	—	—	(98)	(0.8)%
Effect of German rate change on deferred taxes	(1,427)	(10.3)%	—	—	—	—
Stock compensation	1,226	8.8%	—	—	—	—
Research credits	(342)	(2.4)%	—	—	—	—
Other, net	263	1.9%	(46)	(0.4)%	110	0.9%

Reported income tax provision	$4,832	34.8%	$5,921	45.6%	$4,684	39.7%

For the year ended December 31, 2007, our effective tax rate was 34.8%. The rate is lower than our 2006 effective tax rate, primarily as a result of the impact of the change in tax rates in Germany, from 40% to 30%. This has resulted in a decrease in deferred taxes provided in Germany. This has been offset by the tax effect of stock compensation charges for financial reporting purposes that may not result in deductions for tax purposes. In addition, the Company has recognized tax benefits related to research credits in the current year.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Compensation related deductions	$174	$—
Foreign reserves and other	19	617
Fixed assets	115	79
Tax credit carryforwards	5,958	5,125
Deferred rent	—	98
Accrued expenses	20	77
Other	—	17

Subtotal deferred tax assets	6,286	6,013
Valuation allowance	(3,171)	(5,125)

Total deferred income tax assets	$3,115	$888

Deferred tax liabilities:
Intangible assets	$3,098	$7,769
Goodwill	11,001	5,351
Unrealized gains	5	—
Deferred financing costs	—	976
Other	1,463	368

Total deferred tax liabilities	$15,567	14,464

Net deferred tax liabilities	$12,452	$13,576

Allocated as follows:
Net deferred income tax assets—short-term	1,506	793
Net deferred income tax assets—long-term (1)	1,609	—
Net deferred income tax liabilities—long-term	(15,567)	(14,369)

Net deferred income tax liabilities	$(12,452)	$(13,576)

(1)	Included in other assets in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2007 and 2006. However, realization of certain other foreign deferred tax assets were not deemed to be more likely than not, and as a result a full valuation allowance against the foreign deferred tax assets was recognized as of December 31, 2006.

We established a valuation allowance of $5.1 million, in the year ended December 31, 2006, for the potential foreign tax credits that would be generated by Linotype Germany’s deferred tax liability related to various purchase accounting adjustments. As of December 31, 2007 this valuation allowance against these credits is $3.2 million. The company realized $0.3 million of these credits in the current year and adjusted goodwill by this amount. In addition, the Company has determined that it is more likely than not that it would realize a benefit of additional credits, or U.S. deductions, equal to a tax benefit of $1.3 million and recorded an additional reduction of goodwill. We have elected to treat Linotype as a branch for U.S. tax purposes, and therefore are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related taxes are paid or accrued, we have established a valuation allowance against the remaining balance of these credits.

As a result of the implementation of FIN 48, the Company has classified approximately $1.4 million to its reserve for uncertain tax positions at December 31, 2007.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2007 (in thousands):

January 1, 2007	$1,663
Increases related to positions taken in prior years	604
Increases related to positions taken in the current year	—
Decrease related to positions taken in current year	(599)

December 31, 2007	$1,668

Of this amount of unrecognized tax benefits, approximately $1 million, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2007, the Company has recorded a liability of $1.4 million related to uncertain tax positions, in long term liabilities. The balance of the uncertain tax positions relate to deferred tax assets that have been reduced. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2007 the Company has accrued approximately $0.3 million for tax related interest and penalties. The current year tax provision includes a provision of $0.2 million for interest or $0.1 million, net of federal benefit.

The Company has foreign tax credit carry forwards of $1.2 million, which will expire in 2017. In addition, the Company has recorded research credit carry forwards of $341 thousand, which will expire in 2027.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2007, there were no undistributed earnings in our foreign subsidiaries.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2004 through 2007. The Company and its subsidiaries state income tax returns are subject to audit for the years 2004 through 2007.

Cash paid for income taxes during 2007, 2006 and 2005 was $3.7 million, $0.2 million, and $2.0 million, respectively.

12. Stockholders’ Equity

Initial Public Offering

We completed our initial public offering on July 30, 2007 issuing 6.5 million shares of our common stock at a price of $12.00 per share (see Note 1).

Capital Stock

Convertible Redeemable Preferred Stock

In November 2004, Imaging Holdings Corporation (“IHC”) entered into a stock purchase agreement (the “Stock Agreement”), and various employee investment agreements, under which IHC sold an aggregate of 5,826,750 shares of Convertible Redeemable Preferred Stock (“CRPS”) to certain investors and employees for a total of $58.3 million. In May 2005, IHC issued an additional 19,405 shares of CRPS for $15.46 per share.

In August 2005, all outstanding shares of common stock and CRPS of IHC were converted into an equivalent number of shares of the Company. Under the terms of the conversion, holders of CRPS received $8.26 per share converted, and the per share liquidation preference was reduced by this amount. The total cash paid to the holders of CRPS of $48.3 million was financed by the proceeds from amendments to the Credit Facilities (see Note 7). The relative equity interests of our stockholders remained unchanged following this recapitalization.

At December 31, 2006 we had authorized 5,994,199 share of convertible redeemable preferred stock, or CRPS with a par value of $0.01 per share. CRPS held senior rank in all respects to all other classes or series of capital stock of the Company.

The significant rights, preferences and privileges of the CRPS were as follows:

Voting: The holders of CRPS were entitled to the number of votes equal to the number of shares of common stock into which they were convertible. In addition, voting together as a separate class, they were entitled to elect two members of the Board of Directors of the Company.

Dividends: Each holder was entitled to receive dividends at such times and in such amounts as were received by the holders of outstanding shares of common stock, pro rata based on the number of shares of common stock held by each, determined on an as-if-converted basis. Such dividends were not cumulative.

Liquidation: Upon a liquidation, holders of the CRPS would receive the greater of $1.74 per share plus any declared but unpaid dividends, and such amount as they would have received if they had converted the CRPS into shares of our common stock and redeemable preferred stock (“RPS”) prior to such liquidation.

Redemption: At any time on or after November 5, 2010, the holders of not less than a two-thirds interest could elect to have redeemed up to 50.0% of the originally issued and outstanding shares of CRPS held by each holder at such time. Additionally, at any time on or after November 5, 2011, the holders of not less than a two-third interest could elect to have redeemed the remaining percentage up to 100.0% of originally issued and outstanding shares of CRPS held by each holder at such time. The redemption price was to be the greater of $1.74, plus any declared but unpaid dividends, and the fair market value of the CRPS.

In connection with our initial public offering, on July 30, 2007 all of the outstanding CRPS or 5,840,354 shares, converted into 23,361,416 shares of common stock and 5,840,354 shares of redeemable preferred stock. The conversion resulted in approximately $64.6 million being reclassified to the capital accounts of the Company, and approximately $9.7 million being reclassified to redeemable preferred stock. At December 31, 2007 we had no authorized CRPS.

Redeemable Preferred Stock

At December 31, 2006 we had authorized 5,994,199 share of redeemable preferred stock, or RPS, with a par value of $0.01 per share. In connection with our initial public offering, our outstanding CRPS was converted into 5,840,354 shares of RPS. Also in accordance with our initial public offering and in accordance with the redemption features of our RPS, all of those RPS shares were redeemed at $1.653 per share. We used approximately $9.7 million in proceeds from the initial public offering to redeem all of the shares of RPS. At December 31, 2007 we had no authorized RPS.

The significant rights, preferences and privileges of the RPS were as follows:

Voting: The holders of outstanding shares of RPS, voting together as a separate class, were entitled to elect one member of the Board of Directors. Holders of RPS were not entitled to vote on other matters, except to the extent required by law.

Dividends: The holders of outstanding shares of RPS were entitled to receive, before any dividends shall be paid to any holders of common stock, cumulative dividends at the rate of two percent (2%) per annum per share of RPS from the date of issue. Dividends shall accrue daily in arrears and be compounded quarterly, whether or not such dividends were declared by the Board of Directors and paid.

Liquidation: Upon a liquidation event, holders of outstanding shares of RPS would receive $1.653 per share, plus any accumulated but unpaid dividends.

Redemption: At any time on or after November 5, 2010, the holders of not less than a two-thirds interest could elect to have redeemed up to fifty percent (50%) of the originally issued and outstanding shares of RPS held by each holder at such time. Additionally, at any time on or after November 5, 2011, holders of not less than a two-thirds interest could elect to have redeemed the remaining percentage up to 100% of the originally issued and outstanding shares of RPS held by each holder at such time.

Preferred Stock

At December 31, 2007, we had authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. At December 31, 2006, none was authorized. There were no outstanding shares of preferred stock at December 31, 2007 or 2006.

Common Stock

At December 31, 2007 and December 31, 2006, we had authorized 250,000,000 shares and 40,000,000 shares, respectively, of common stock with a par value of $0.001 per share.

Accumulated other comprehensive income

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	SFAS No. 158 Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$(48)	$—	$(48)
Current year change, net of tax of $368 and $26 for foreign currency translation and SFAS No. 158, respectively	581	41	622

Balance at December 31, 2006	533	41	574
Current year change, net of tax of $1,095 and $140 for foreign currency translation and SFAS No. 158, respectively	1,719	328	2,047

Balance at December 31, 2007	$2,252	$369	$2,621

13. Net income (loss) per share

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income, as reported	$9,064	$7,062	$7,121
Less: Accretion	(34,086)	(24,387)	(5,514)

Net income (loss) available to shareholders	$(25,022)	$(17,325)	$1,607

Allocation of net income (loss):
Basic:
Net income (loss) available for common shareholders	$(25,022)	$(17,325)	$92
Net income available for preferred shareholders	—	—	1,515

Net income (loss)	$(25,022)	$(17,325)	$1,607

Diluted:
Net income (loss)	$(25,022)	$(17,325)	$1,607
Less: Dividends on redeemable preferred stock	—	—	(193)

Net income (loss) available for common shareholders	$(25,022)	$(17,325)	$1,414

Denominator:
Weighted-average shares of common stock outstanding	17,099,950	3,756,636	3,620,124
Less: Weighted-average shares of unvested restricted common stock outstanding	(925,785)	(1,405,280)	(2,202,640)

Weighted-average number of common shares used in computing basic net income (loss) per common share	16,174,165	2,351,356	1,417,484

Weighted-average shares of common stock outstanding	17,099,950	3,756,636	3,620,124
Less: Weighted-average shares of unvested restricted common stock outstanding	(925,785)	(1,405,280)	—
Weighted-average number of convertible preferred stock	—	—	23,349,108
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	—	452,084

Weighted-average number of common shares used in computing diluted net income (loss) per common share	16,174,165	2,351,356	27,421,316

Computation of net income (loss) per common share:
Basic:
Net income (loss) applicable to common shareholders	$(25,022)	$(17,325)	$92

Weighted-average number of common shares used in computing basic net income (loss) per common share	16,174,165	2,351,356	1,417,484

Net income (loss) per share applicable to common shareholders	$(1.55)	(7.37)	$0.07

Diluted:
Net income (loss) applicable to common shareholders	$(25,022)	$(17,325)	$1,414

Weighted-average number of common shares used in computing diluted net income (loss) per common share	16,174,165	2,351,356	27,421,316

Net income (loss) per share applicable to common shareholders	$(1.55)	$(7.37)	$0.05

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2007	2006	2005
Convertible redeemable preferred stock	—	23,370,124	—
Unvested restricted shares	925,785	1,405,280	—
Options	1,322,142	940,972	27,797
Convertible notes payable	—	170,960	—

14. Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2007, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the year ended December 31, 2007 we repurchased 12,358 shares of unvested restricted stock in accordance with the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan after giving effect to a 4-for-1 stock split effective July 5, 2007 (Note 2), and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2007, 125,483 options and 13,559 restricted stock awards have been granted under the 2007 Option Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the year ended December 31, 2007, we did not repurchase any shares of our common stock pursuant to the 2007 Award Plan.

Of the 437,462 restricted stock awards granted during 2007, 197,554 were granted to a consultant in connection with China Type Design and is subject to variable accounting in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and SFAS 123R.

Share Based Compensation

The following presents the impact of share based compensation expense on our condensed consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2006
Marketing and selling	$476	$128
Research and development	2,875	78
General and administrative	906	234

Total share based compensation	$4,257	$440

Included in our share based compensation expense in the year ended December 31, 2007, was $2.6 million of expense on the shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes (see Note 7) which is included in research and development in the accompanying consolidated statements of operations.

As of December 31, 2007, the Company had $5.3 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 3.0 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2006	2,313,376	3.39
Granted	280,883	11.89
Exercised	(212,333)	1.25
Cancelled	(46,157)	5.26

Outstanding at December 31, 2007	2,335,769	$4.57	$24,777	8.2

Exercisable at December 31, 2007	942,843	$2.88	$11,589	7.9

Vested and expected to vest at December 31, 2007 (2)	2,279,077	$4.54	$24,240

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2007.

(2)	Represents the number of vested options as of December 31, 2007, plus the number of unvested options expected to vest as of December 31, 2007, based on the unvested options outstanding at December 31, 2007, adjusted for estimated forfeitures.

Options granted during the 2007 period prior to our IPO on July 25, 2007 and during the year ended December 31, 2006 were as follows:

Accounting Grant Date	Legal Grant Date (1)	Number of Shares	Exercise Price Per Share (1)	Fair Value of Common Stock (2)	Accounting Grant Date Intrinsic Value of Options (3)
February 16, 2006	February 16, 2006	86,952	$1.70	$1.70	$—
October 3, 2006	July 14, 2006	67,356	$4.07	$6.50	$2.43
October 24, 2006	September 30, 2006	992,600	$6.43	$6.97	$0.54
January 10, 2007	December 31, 2006	89,000	$8.50	$8.82	$0.32
May 10, 2007	March 31, 2007	15,556	$11.35	$12.19	$0.84
August 2, 2007	June 30, 2007	50,844	$13.25	$12.00	$—

(1)	The exercise price was based on a contemporaneous valuation as of each legal grant date. The legal grant date is the date on which the compensation committee of the Board of Directors authorized the option grants with exercise prices equal to the fair market value of our common stock as of that date, to be finalized upon completion of a valuation report in the future.

(2)	For accounting purposes, the grant date for stock options cannot precede the date on which all of the necessary approvals were obtained and the key terms of the grant were known. Accordingly, the Company uses the date on which the compensation committee of our Board of Directors receives and approves the applicable valuation report as the grant date for accounting purposes. The fair value of the common stock at the accounting grant date was determined by straight-line interpolation of the fair value of the common stock per the valuation reports preceding and following the accounting grant date.

(3)	The intrinsic value of the options on the accounting grant date represents the increase in fair value of our common stock during the period of time between the legal and the accounting grant dates.

Both the legal and accounting dates of options granted after our initial public offering on July 25, 2007 were the same as we had a readily available value of our common stock on the particular grant dates as traded on the NASDAQ Global Market.

The aggregate intrinsic value of exercised options in the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $61 thousand and $54 thousand, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $266 thousand, $8 thousand and $0 thousand, respectively. A tax benefit of approximately $0.9 million was realized from option exercises during the year ended December 31, 2007. Option exercises will result in the issuance of new shares of common stock.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2007 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested shares outstanding at December 31, 2006	1,016,428	$0.22
Granted	437,462	1.43
Vested	(615,413)	0.45
Forfeited	(12,358)	0.00

Unvested shares outstanding at December 31, 2007	826,119	$0.69

15. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, OEM and creative professional, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for our two major markets (in thousands):

	Year Ended December 31,
	2007	2006	2005
OEM	$72,612	$64,268	$59,073
Creative Professional	32,540	21,936	14,703

Total	$105,152	$86,204	$73,776

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia for instance, but the sales are received and recorded by our subsidiary located in the United States. This revenue is therefore reflected in the United States totals in the table below. We market our products and services through offices in the US and our wholly-owned subsidiaries and affiliates in the United Kingdom, Germany, Hong Kong, and Japan. The following summarizes revenue by location:

	Year Ended December 31,
	2007		2006		2005
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$32,873	31.3%	$37,050	43.0%	$45,821	62.1%
Asia	40,823	38.8	33,732	39.1	19,935	27.0
United Kingdom	12,171	11.6	8,653	10.0	8,020	10.9
Germany	19,285	18.3	6,769	7.9	—	—

Total	$105,152	100.0%	$86,204	100.0%	$73,776	100.0%

Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2007	2006
Long-lived assets:
United States	$86,609	$96,297
Asia	1,020	1,021
United Kingdom	62	52
Germany	17,045	15,984

Total	$104,736	$113,354

16. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2012. In accordance with the lease terms, we pay real estate taxes and other operating costs. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2007, are approximately as follows (in thousands):

Years ending December 31:
2008	$1,037
2009	988
2010	945
2011	267
2012	7

Total	$3,244

Rent expense charged to operations was approximately $1.6 million, $ 1.2 million, and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

License Agreements

We license fonts and related technology from third parties for development and resale purposes, and certain of our license agreements provide for minimum annual payments. As of December 31, 2007, we had the following minimum commitments under such license agreements (in thousands):

Years ending December 31:
2008	$900
2009	900
2010	100
2011	100
2012	—

$2,000

Legal Proceedings

Adobe Systems, Incorporated

On October 30, 2006 Adobe filed an action in the United States District Court of the Northern District of California against Linotype alleging that Linotype breached its obligations under agreements between Linotype and Adobe by failing to pay all royalties due under those agreements, submitting inaccurate royalty reports, and using the fonts licensed under those agreements improperly and without authorization. Adobe requested unspecified money damages, a declaratory judgment, costs and attorneys’ fees. On November 9, 2007, Adobe dismissed the case without prejudice.

At December 31, 2004, we had a lawsuit pending against Adobe alleging that Adobe had breached its license agreement with the Company. In April 2005, we entered into a settlement agreement with Adobe which provided for cross-licensing arrangements. No payments to Adobe were required and all proceedings were dismissed.

Bitstream, Inc.

At December 31, 2004, we had a lawsuit pending against Bitstream, a competitor of ours, alleging copyright infringement by Bitstream. In July 2005, the courts ruled in favor of Bitstream, who then filed a motion for recovery of its attorneys’ fees and costs. We believed it was probable that Bitstream would prevail, and accordingly, $0.5 million of accrued legal fees were recognized and included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005. In June 2006, we paid the settlement of $0.5 million.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2007 and 2006.

17. Supplementary Financial Data (Unaudited)

(in thousands, except share amounts)

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue	$27,514	$26,172	$25,756	$25,710	$25,448	$22,786	$19,504	$18,466
Cost of revenue	1,736	1,999	2,223	2,747	1,753	2,327	2,093	2,132
Cost of revenue—Amortization of acquired technology	844	844	844	844	842	829	675	675
Marketing and selling	5,374	4,694	4,607	4,531	4,474	4,250	3,164	3,043
Research and development	4,862	6,079	3,847	4,049	4,086	3,802	2,997	2,928
General and administrative	4,314	3,836	3,919	3,536	4,439	2,067	1,789	1,817
Amortization of intangible assets	1,803	1,792	1,788	1,779	1,797	1,663	1,614	1,613

Total costs and expenses	18,933	19,244	17,228	17,486	17,391	14,938	12,332	12,208

Income from operations	8,581	6,928	8,528	8,224	8,057	7,848	7,172	6,258
Interest expense	3,106	3,981	5,328	5,344	5,216	6,411	3,929	4,131
Interest income	(83)	(56)	(45)	(21)	(59)	(30)	(66)	(16)
Loss on extinguishment of debt	—	2,958	—	—	—	—	—	—
Other income, net	(953)	(956)	(111)	(127)	(1,155)	(699)	(588)	(722)

Total other expenses	2,070	5,927	5,172	5,196	4,002	5,682	3,275	3,393
Income before provision (benefit) for income taxes	6,511	1,001	3,356	3,028	4,055	2,166	3,897	2,865
Provision (benefit) for income taxes	2,536	(523)	1,371	1,448	1,458	1,784	1,528	1,151

Net income	$3,975	$1,524	$1,985	$1,580	$2,597	$382	$2,369	$1,714

Income (loss) per common share:
Basic	$0.12	$(0.09)	$(4.95)	$(4.35)	$(2.77)	$(2.77)	$(0.83)	$(0.68)
Diluted	$0.11	$(0.09)	$(4.95)	$(4.35)	$(2.77)	$(2.77)	$(0.83)	$(0.68)
Weighted average number of common shares outstanding:
Basic	33,298,065	25,248,387	2,925,388	2,786,916	2,625,380	2,440,192	2,268,776	2,079,716
Diluted	35,460,824	25,248,387	2,925,388	2,786,916	2,625,380	2,440,192	2,268,776	2,079,716

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

2. List of Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts.” All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Employment agreement by and between the Monotype Imaging Inc. and Alex N. Braverman, dated as of January 3, 2008 (7)

10.10	Employment agreement by and between the Monotype Imaging Inc. and David L. McCarthy, dated as of November 5, 2004 (1)

10.11	Employment agreement by and between the Monotype Imaging Inc. and John L. Seguin, dated as of November 5, 2004 (1)

10.12	Employment agreement by and between the Monotype Imaging Inc. and Douglas J. Shaw, dated as of November 5, 2004 (1)

Exhibit Number	Description
10.13	Employment agreement by and between the Monotype Imaging Inc. and Jacqueline D. Arthur, dated as of May 16, 2005 (1)

10.14	Employment agreement by and between the Monotype Imaging Inc. and Janet M. Dunlap, dated as of September 25, 2006 (1)

10.15	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

10.16	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.17	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.18	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.19	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. *

10.20	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. *

10.21	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK *

10.22	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.23	Lease, dated as of June 13, 1997, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.24	Sublease, dated as of July 1, 2006, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.25	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.26	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.27	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.28	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.29	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.30	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.31	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.32	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.33	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

Exhibit Number	Description
10.34	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.35	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 *

10.36	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 *

10.37	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 *

10.38	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 *

10.39	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 *

10.40	Intellifont Software and Type Software Agreement dated August 15, 1991 by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended by Addendums No. 1 through 17 and the Letter Addendum dated September 19, 1995 and the Notification of Assignment of Agreement (2) †

10.41	Addendums No. 18 through 21 to the Intellifont Software and Type Software Agreement, dated as of August 15, 1991, by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended * ††

10.42	Equity Award Grant Policy (3)

10.43	2007 Incentive Compensation Plan, as amended (8)

10.44	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.45	2008 Executive Incentive Compensation Program (8)

10.46	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.47	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.48	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.49	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 *

14.1	Code of Business Conduct and Ethics (8)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to rule 406 promulgated under the Securities Act of 1934, as amended.

††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 (“Rule 24b-2”) promulgated under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2008.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 27, 2008

/s/ JACQUELINE D. ARTHUR Jacqueline D. Arthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2008

/s/ ROBERT M. GIVENS	Chairman of the Board of Directors	March 27, 2008
Robert M. Givens

/s/ A. BRUCE JOHNSTON	Director	March 27, 2008
A. Bruce Johnston

/s/ ROGER J. HEINEN, JR.	Director	March 27, 2008
Roger J. Heinen, Jr.

/s/ PAMELA F. LENEHAN	Director	March 27, 2008
Pamela F. Lenehan

/s/ JONATHAN W. MEEKS	Director	March 27, 2008
Jonathan W. Meeks

/s/ PETER J. SIMONE	Director	March 27, 2008
Peter J. Simone

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007	$—	$240	$(63)	$177
Year ended December 31, 2006	85	—	(85)	—
Year ended December 31, 2005	68	50	(33)	85