Form 10-K/A
period 2007-12-31
Monotype Imaging Holdings Inc.
filed 2008-04-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Do not check if a smaller

reporting company)

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is filed solely to include a portion of the information required by Part III of Form 10-K that previously was to be incorporated by reference to the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. Information not included in the Annual Report on Form 10-K filed on March 27, 2008 or in this Amendment No. 1 to the registrant’s Annual Report on Form 10-K, but required by Part III of Form 10-K, is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the Securities and Exchange Commission, or SEC, not later then 120 days after the close of our fiscal year ended December 31, 2007.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits

Exhibit Number	Description
31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, any other information not set forth below that is required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers, including their ages, as of March 25, 2008:

Name	Age	Position
Douglas J. Shaw	52	President and Chief Executive Officer and Director
Jacqueline D. Arthur	58	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
John L. Seguin	53	Executive Vice President
Alex N. Braverman	48	Vice President, Finance and Assistant Treasurer
David R. DeWitt	50	Vice President and General Manager, Creative Professional
Janet M. Dunlap	43	General Counsel and Secretary
Geoffrey W. Greve	50	Vice President, New Type Technology
Steven R. Martin	45	Vice President, Engineering and Development
John H. McCallum	51	Managing Director, Monotype Imaging Ltd.
David L. McCarthy	50	Vice President and General Manager, OEM Sales
Patricia J. Money	51	Vice President, Human Resources
Jack P. Murphy	59	Vice President and Chief Technologist
Christopher J. Roberts	40	Vice President, Marketing
Frank Wildenberg	41	Managing Director, Linotype GmbH
Robert M. Givens (1)	63	Chairman of the Board of Directors
A. Bruce Johnston (1)(3)	48	Director
Roger J. Heinen, Jr. (2)(3).	56	Director
Pamela F. Lenehan (2)(3)	55	Director
Jonathan W. Meeks	35	Director
Peter J. Simone (1)(2)	60	Director

(1)	Member of the nominating and corporate governance committee.
(2)	Member of the audit committee.
(3)	Member of the compensation committee.

Douglas J. Shaw. Mr. Shaw has served as our President and Chief Executive Officer since January 2007. From November 2004 until December 2006, he served as our Senior Vice President and has served as a member of our board of directors since we were acquired by TA Associates from Agfa Corporation in November 2004. From October 1988 until November 2004, Mr. Shaw served in various capacities with Agfa Corporation and, beginning in 2000, as the Senior Vice President of Agfa Monotype. From May 1981 until it was acquired by Agfa Corporation in 1988, Mr. Shaw was employed by Compugraphic Corp. He co-founded the Font Technologies division of Compugraphic Corp. with Mr. Robert M. Givens, the current chairman of our board of directors, in October 1986. Mr. Shaw holds a bachelor’s degree in accounting from Boston College and a master’s degree in business administration from Babson College.

Jacqueline D. Arthur. Ms. Arthur has served as our Senior Vice President and Chief Financial Officer since May 2005. Since January 1, 2008 she has served as our Treasurer. From November 2002 until May 2005, she was the Chief Financial Officer of Aprisma Management Technologies, a business service management software company. From November 2001 until November 2002 she was an independent consultant, advising technology companies on capital raising and acquisitions. From 1991 until 1994, Ms. Arthur was the Chief Financial Officer of T Cell Sciences, a biotechnology company. From 1994 until 1997, she was the Chief Financial Officer of CP Clare, a provider of semiconductor and electromagnetic relays, switches, and specialized electronic components. She took CP Clare public in 1995. In addition, Ms. Arthur served on the board of directors of Banknorth Group, Inc. from 1996 to 2000 and served on both the audit committee and compensation committee. Ms. Arthur holds a joint honors degree in economics and engineering from London University and is a chartered accountant.

John L. Seguin. Mr. Seguin has served as our Executive Vice President, responsible for our OEM business, since August 2006. From November 2004 until August 2006, he served as our Senior Vice President and General Manager, Display Imaging. From July 2004 until November 2004, Mr. Seguin was Senior Vice President and General Manager, Display Imaging at Agfa Monotype. From February 2004 until May 2004, Mr. Seguin was Vice President, Worldwide Sales of Sand Video Inc., a developer of advanced video compression semiconductor technology for a broad range of consumer digital video applications, until its acquisition by Broadcom Inc. From March 1999 until February 2004, Mr. Seguin served in various executive capacities at Xionics Document Technologies, Inc., a provider of embedded software solutions for printer and copier OEMs, and its successors Oak Technology, Inc., a supplier of semiconductor chips for optical storage devices, digital televisions and multi-function printers, and Zoran Corporation, a developer and manufacturer of chips that are used in a wide range of consumer electronics, including as Vice President, Worldwide Sales and Marketing for the Imaging Division. Mr. Seguin holds a bachelor’s degree in marketing from Southeastern Massachusetts University and a master’s degree in business administration from Suffolk University.

Alex N. Braverman. Mr. Braverman has served as our Vice President, Finance and Assistant Treasurer since January 2008. From October 2005 until he joined us, he was the Vice President, Chief Accounting Officer and Corporate Controller at Mercury Computer Systems, a supplier of real-time image and digital signal processing computer systems. From February 1999 until September 2005, he was Vice President, Chief Accounting Officer and Corporate Controller of NMS Communications Corporation, a provider of technologies and solutions for converged and mobile networks. From July 1994 to February 1999, Mr. Braverman held various senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products. Mr. Braverman holds a bachelor’s degree in economics from Framingham State College and a master's degree in business administration from Bentley College.

David R. DeWitt. Mr. DeWitt has served as our Vice President and General Manager, Creative Professional since August 2006. From November 2004 until August 2006, he served as our General Manager, Creative Professional Division North America. From August 2002 until November 2004, he served as General Manager, Creative Professional Division North America at Agfa Monotype. From November 1996 until July 2002, he served as Director of Sales and Marketing at Agfa Monotype. Mr. DeWitt holds a bachelor’s degree in business administration from the University of Kentucky and a master’s degree in business administration from Suffolk University.

Janet M. Dunlap. Ms. Dunlap has served as our General Counsel since September 2006. From October 2000 until September 2006, Ms. Dunlap was a partner at Goodwin Procter LLP. From September 1993 until October 2000, Ms. Dunlap was an associate at Goodwin Procter LLP. Ms. Dunlap holds a bachelor’s degree in economics from Franklin and Marshall College and a juris doctorate from Boston College Law School.

Geoffrey W. Greve. Mr. Greve has served as our Vice President of New Type Technology since March 2008. From November 2004 until March 2008 he served as our Vice President of Font Development. From July 2004 until November 2004, he served as Vice President of Font Development at Agfa Monotype. From April 2001 until July 2004 he served as Director of Software Operations and Customer Services for Gyricon LLC, a provider of display technologies. From April 1999 through March 2001, Mr. Greve served as Vice President and General Manager of Business Development for Galapagos Design Group, Inc., an independent digital type foundry that provides type products and font customization services. Prior to April 1999, Mr. Greve served in various capacities with Bitstream, a software development company, including Vice President of Type Operations.

Steven R. Martin. Mr. Martin has served as our Vice President, Engineering and Development since March 2005. From January 2004 until March 2005, Mr. Martin served as the Director of Engineering at Newmarket International, a provider of enterprise software solutions to the global hospitality and entertainment industries. From 1993 until December 2003, Mr. Martin served in various capacities with Nuance Communications, Inc. (previously ScanSoft, Inc.), a software company known for its speech recognition and speech synthesis software, including as Vice President, New Product Development for Nuance’s optical character recognition and imaging division from February 2001 until December 2003. Mr. Martin holds a bachelor’s degree in computer science from Fitchburg State College and a master’s degree in computer science from George Washington University.

John H. McCallum. Mr. McCallum has served as Managing Director, Monotype UK, since January 1995. From May 1993 until December 1994, he served as Operations Director of Monotype UK.

David L. McCarthy. Mr. McCarthy has served as our Vice President and General Manager, OEM Sales since August 2006. He served as our Vice President and General Manager, Printer Imaging between November 2004 and August 2006. From September 2002 until November 2004, Mr. McCarthy served as the Vice President and General Manager, Printer Imaging at Agfa Monotype. From November 1999 until September 2002, Mr. McCarthy served as Vice President, OEM Sales at Agfa Corporation. From December 1997 until October 1999, Mr. McCarthy served in various capacities with Agfa Corporation. Mr. McCarthy has been with us and our predecessors since March 1990.

Patricia J. Money. Ms. Money has served as our Vice President, Human Resources since August 2006. From November 2004 until August 2006 she served as our Human Resources Director. From January 2001 until November 2004 she served as Human Resources Director at Agfa Monotype and from March 2000 until December 2000 she served as Human Resources Manager at Agfa Corporation. Ms. Money holds a bachelor’s degree in business administration from the University of Memphis.

Jack P. Murphy. Mr. Murphy has served as our Vice President and Chief Technologist since March 2008. From June 2005 until March 2008 he served as our Vice President, Research and Development. From November 2004 until June 2005 he served as our Director, Engineering Display Imaging. From September 2002 until November 2004, he served as Director, Engineering Display Imaging at Agfa Monotype. From October 1998 until September 2002 he served as Director, New Enterprises at Agfa Monotype. From September 1993 until October 1998, he served as Engineering Manager at Agfa Corporation. Mr. Murphy holds a bachelor’s degree in electrical engineering and a master’s degree in business administration from Northeastern University.

Christopher J. Roberts. Mr. Roberts has served as our Vice President, Marketing, since September 2007. From October 2002 until September 2007, he served as our Director of Marketing. From February 2001 until October 2002, he served as Marketing Manager, Creative Professional Division North America. From October 1999 until December 2000, he served as Marketing Programs Manager for Cambridge SoundWorks, a manufacture and distributor of consumer electronics. From January 1999 until October 1999, he served as Senior Market Development Manager for Bose Corporation, a manufacture and distributor of consumer electronics. From August 1991 until January 1999, he held various senior marketing roles for Meinrad LP, a market research firm. Mr. Roberts holds a bachelor’s degree in business administration from Saint Michael's College and a master’s degree in business administration from Clarkson University.

Frank Wildenberg. Mr. Wildenberg has served as the Managing Director of Linotype, since September 2006. From December 2005 until September 2006, he served as Director, Sales & Marketing of Linotype. From October 2001 until November 2005, Mr. Wildenberg served as Division Manager at Fredenhagen GmbH & Co. KG, a provider of automated materials handling systems. Mr. Wildenberg holds a degree in engineering from

Technische Hochschule Darmstadt (University of Darmstadt) in Germany and holds a master’s degree in business administration from EAE—Escuela de Administracion de Empresas (EAE Business School) in Barcelona, Spain.

Robert M. Givens. Mr. Givens has served as a member of our board of directors since we were acquired by TA Associates from Agfa Corporation in November 2004 and has served as Chairman of the board of directors since November 2006. From November 2004 until December 2006, Mr. Givens served as our President and Chief Executive Officer. From October 1988 until November 2004, Mr. Givens served in various capacities with Agfa Corporation and, beginning in 2000, as President of Agfa Monotype. From September 1975 until it was acquired by Agfa Corporation in 1988, Mr. Givens was employed by Compugraphic Corp. He co-founded the Font Technologies division of Compugraphic Corp. with Mr. Shaw in October 1986. Mr. Givens holds a bachelor’s degree in biology from Millikin University and a master’s degree from Indiana University in higher education/student personnel.

A. Bruce Johnston. Mr. Johnston has served as a member of our board of directors and as Chairman of the board of directors since we were acquired by TA Associates from Agfa Corporation in November 2004 until November 2006. Mr. Johnston was employed at TA Associates, a private equity firm, from June 1992 until September 1999. From September 1999 until September 2001, Mr. Johnston served as President of idealab! Boston, a technology incubator. In September 2001, Mr. Johnston rejoined TA Associates and has served as Managing Director since then. Mr. Johnston received a bachelor’s degree in electrical engineering from Duke University and a master’s degree in business administration from Pennsylvania State University.

Roger J. Heinen, Jr. Mr. Heinen has served as a member of our board of directors since September 2006. Mr. Heinen has been a Venture Partner at Flagship Ventures, a venture capital firm, since April 2000. He is currently a director of Progress Software Corporation, which markets and supports application development and management, and several private companies, including Black Duck Software, a developer of software intellectual property compliance solutions. From January 1993 until March 1996, Mr. Heinen was a Senior Vice President in the Developer Division of Microsoft Corporation. From December 1989 until January 1993, he served as Senior Vice President of Apple Computer’s Software Division. Mr. Heinen received a bachelor’s degree in computer science from Worcester Polytechnic Institute, a S.E.P. from Stanford University, and a PhD, Hon. from Worcester Polytechnic Institute.

Pamela F. Lenehan. Ms. Lenehan has served as a member of our board of directors since September 2006. Ms. Lenehan has served as President of Ridge Hill Consulting, LLC, a strategy and financial consulting firm, since June 2002. From September 2001 until June 2002, Ms. Lenehan was self-employed as a private investor. From March 2000 until September 2001, Ms. Lenehan served as Vice President and Chief Financial Officer of Convergent Networks, Inc., a manufacturer of switching equipment. From February 1995 until January 2000, she was Senior Vice President, Corporate Development and Treasurer of Oak Industries, Inc., a manufacturer of telecommunications components. Prior to that time, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a Vice President of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan has also been a member of the board of directors of Spartech Corporation, a processor of engineered thermoplastics, since 2004. Ms. Lenehan received a bachelor’s degree in mathematical economics and a master’s degree in economics from Brown University.

Jonathan W. Meeks. Mr. Meeks has served as a member of our board of directors since we were was acquired by TA Associates from Agfa Corporation in November 2004. Mr. Meeks has been employed at TA Associates, where he currently serves as a Managing Director, since August 1997. He became a Vice President in December 2000 and was a Principal from December 2003 until December 2006, when he was made a Managing Director. Mr. Meeks received a bachelor’s degree in mathematics from Yale University.

Peter J. Simone. Mr. Simone has served as a member of our board of directors since March 2006. Mr. Simone has served as an investment consultant and as a consultant to numerous private companies since

February 2001. From June 2001 to December 2002, Mr. Simone was Executive Chairman of SpeedFam-IPEC, Inc., a semiconductor equipment company which was acquired by Novellus Systems, Inc. From February 2000 until February 2001, he served as a director and President of Active Controls Experts, Inc. He served as President, Chief Executive Officer and director of Xionics Document Technologies, Inc. from April 1997 until Xionics’ acquisition by Oak Technology, Inc., in January 2000. Mr. Simone serves on the board of directors for several companies, including Newport Corp., a technology supplier to several industries including microelectronics manufacturing and communications, Veeco Instruments, Inc., an equipment developer and supplier to various industries including data storage and semiconductors, and Cymer, Inc., a supplier of excimer light sources. Mr. Simone is also a member of the board of directors of several private technology companies and the Massachusetts High Technology Council. In addition, he is president of the board of Walker Home and School for Children. Mr. Simone holds a bachelor’s degree in accounting from Bentley College and a master’s degree in business administration from Babson College.

Board of Directors

Our certificate of incorporation provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each of class of our board of directors serve until their successors have been elected and qualified or until the earlier of their resignation or removal. Our board of directors consists of three Class II directors (currently Messrs. Meeks, Shaw and Simone), two Class III directors (currently Mr. Johnston and Ms. Lenehan) and two Class I directors (currently Messrs. Givens and Heinen), whose current terms will expire at the annual meetings of stockholders held in 2008 , 2009 and 2010, respectively. A classified board of directors could have the effect of making it more difficult for a third party to acquire control of us.

Messrs. Johnston and Meeks are Managing Directors of TA Associates, which prior to this offering holds 49.9% of our outstanding common stock and is a selling stockholder in this offering. Mr. Shaw serves as our President and Chief Executive Officer and as a member of our board of directors. Mr. Givens resigned from his position as our President and Chief Executive Officer on December 31, 2006 but continues to serve as Chairman of the board of directors. Our board of directors has considered the relationships of all directors and, where applicable, the transactions involving them described below under “Certain Relationships and Related Party Transactions” and determined that none of the directors, with the exception of Messrs. Givens and Shaw, have any relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibility as a director and that each director qualifies as an independent director under the applicable rules of The NASDAQ Global Select Market and the SEC.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and function of each of our committees complies with the rules of the SEC and The NASDAQ Global Select Market applicable to us.

Audit Committee

Ms. Lenehan and Messrs. Heinen and Simone currently serve on the audit committee. Mr. Meeks served on the audit committee until December 31, 2007 when he was replaced by Mr. Heinen. Mr. Simone serves as chair of the audit committee. The audit committee’s responsibilities include, but are not limited to:

•	reviewing and assessing the adequacy of the audit committee charter;

•	evaluating its own performance and reporting the results of such evaluation to our board of directors;

•	appointing, retaining, terminating, approving the compensation of, and evaluating the independence of our independent auditor;

•	overseeing the work of our independent auditor, including through the receipt and consideration of certain reports from the independent auditor;

•	approving all audit and permissible non-audit services, and the terms of such services, to be provided by our independent auditor;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	meeting independently with our independent auditors;

•	reviewing and coordinating the oversight of our internal control over financial reporting;

•	establishing and overseeing the adequacy of procedures for receipt, retention and treatment of complaints and the submission by employees of concerns regarding accounting or auditing matters;

•	conducting an appropriate review and approval of all related party transactions for potential conflict of interest situations on an ongoing basis;

•	making regular reports to our board of directors; and

•	preparing the audit committee report required by SEC rules to be included in our proxy statements.

Our board of directors has determined that Mr. Simone qualifies as an “audit committee financial expert” as defined under the Exchange Act and the applicable rules of The NASDAQ Global Select Market. In making its determination, our board considered the nature and scope of the experiences and responsibilities that Mr. Simone has previously had with reporting companies and, in the opinion of our board of directors, he does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. All members of the audit committee are independent for audit committee purposes under the applicable rules of the NASDAQ Global Select Market and the SEC.

Our audit committee is also responsible for our policies and procedures for the review, approval and ratification of transactions between ourselves and our directors, director nominees, executive officers, security holders that beneficially own more than 5% of any class of our voting securities, or the immediate family members of any of these persons, or related person transactions, under our written related person transaction approval policy.

A list of related persons is available to our employees and executives who are involved with or familiar with the transactions, contracts or other legal or business arrangements that we have entered into or propose to enter into from time to time. This list is updated and cross-checked periodically to ensure it does not contain parties involved in proposed or ongoing transactions, contracts or other legal or business arrangements with us and will be checked prior to entering into any new transaction, contract or other legal or business arrangement. To the extent that it is determined that we have entered into or may enter into a transaction, contract or other legal or business arrangement (including any modification or addition to an existing contract or arrangement) with a related person, our general counsel is notified.

Prior to our entering into any such transaction or arrangement, our general counsel reviews the applicable rules and determines whether the contemplated transaction or arrangement requires the approval of our board of directors, the audit committee, or both, and any such approvals will be obtained before the transaction may be consummated. No arrangement with a related person may be entered into unless our general counsel has either (i) specifically confirmed in writing that no further approvals are necessary or (ii) specifically confirmed in writing that all requisite corporate approvals necessary for us to enter into such arrangement have been obtained.

In the event that a related party transaction requires both board of directors and audit committee approval, the audit committee will first be asked to consider and vote on the transaction. The audit committee would then make a recommendation to the full board of directors for its consideration before the transaction may be entered into. Prior to our initial public offering, we did not have a related person transactions approval policy comparable to our current policy. For this reason, the transactions described below under “Certain Relationships and Related Party Transactions” occurring prior to the date of our initial public offering were discussed and approved by our board of directors but not by our audit committee.

Compensation Committee

Ms. Lenehan and Messrs. Johnston and Heinen, each of whom is independent, as defined under the NASDAQ Stock Market listing standards, currently serve on the compensation committee. Ms. Lenehan serves as chair of the compensation committee. The compensation committee’s responsibilities include, but are not limited to:

•	reviewing and assessing the adequacy of the compensation committee charter;

•	evaluating its own performance and reporting the results of such evaluation to our board of directors;

•	reviewing and discussing with management our executive compensation disclosure included in reports and registration statements filed with the SEC and producing required reports;

•	establishing and reviewing our overall management compensation philosophy and policy;

•	reviewing and approving actions with respect to all of our incentive-based compensation, equity-based compensation, welfare, pension and other similar plans;

•	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and recommending to our board of directors the compensation of our other executive officers and those members of management that report directly to our chief executive officer;

•	making regular reports to our board of directors; and

•	reviewing and making recommendations to our board of directors with respect to director compensation, with guidance from our nominating and corporate governance committee.

Nominating and Corporate Governance Committee

Messrs. Givens, Johnston and Simone currently serve on the nominating and corporate governance committee. Mr. Givens serves as chair of the nominating and corporate governance committee. Messrs. Johnston and Simone are independent, as defined under The NASDAQ Stock Market listing standards. The nominating and corporate governance committee’s responsibilities include, but are not limited to:

•	reviewing and assessing the adequacy of the nominating and corporate governance committee charter;

•	evaluating its own performance and reporting the results of such evaluation to our board of directors;

•	developing and recommending to our board of directors criteria for board and committee membership and providing guidance to the compensation committee regarding director compensation;

•	reviewing our disclosures concerning our policies and procedures for identifying and reviewing Board nominee candidates;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;

•	identifying individuals qualified to become board members;

•	establishing procedures for stockholders to submit recommendations for director candidates;

•	recommending to our board of directors the persons to be nominated for election as directors and to each of our committees;

•	developing and recommending to our board of directors a set of corporate governance guidelines and code of business conduct and ethics;

•	developing and overseeing a succession plan for our chief executive officer;

•	making regular reports to our board of directors; and

•	overseeing the evaluation of our board of directors, its committees and management.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. Mr. Givens, our former President and Chief Executive Officer, served on our compensation committee until November 17, 2006, when he resigned from that committee. None of the current members of our compensation committee has ever been one of our employees.

Item 11.	Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

What are our compensation philosophy and goals?

We believe that our Company’s success is largely dependent on the efforts of experienced and talented executives. The goals of our compensation program are to attract and retain individuals experienced in the text imaging and high technology industry who can contribute to our long-term success, to motivate and reward high levels of performance, to foster a shared commitment among our executive officers to the success of our business by establishing consistent company and individual goals and to align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

We seek to maintain total compensation levels that we believe will be perceived by both our executive officers and our stockholders as fair and equitable and rely on the following principles to guide our executive compensation decisions:

•	Provide fair and equitable cash compensation to our executive officers that is targeted at the 50th percentile for the market;

•

Pay cash compensation to our executive officers that is based on company and individual executive officer performance with respect to an executive officer’s overall performance and pre-determined goals that directly or indirectly influence stockholder value, which may result in actual cash compensation that is higher or lower than the 50th percentile for the market;

•

Provide total compensation to our executive officers, including equity ownership to align the interests of our executive officers with the interests of our stockholders, that is targeted between the 50th and 75th percentile for the market; and

•	Offer a comprehensive benefits package to our executives that is the same as that provided to all full-time employees.

We determine the appropriate allocation between current and long-term incentive compensation, with a goal of weighting the allocation towards compensation related to individual and company performance. The goals for our Company and individuals are established so that target attainment is not assured and payment for performance at or above target levels will require our executive officers to perform at a high level by producing significant results, achieving challenging targets and devoting their full time and attention to our business. The individual performance objectives of our executive officers are developed based on our annual company objectives in order to ensure that success of our executive officers is appropriately linked to the overall success of the Company.

We do not believe that the compensation of our executive officers should be structured so that significant compensation that may be derived from one component of compensation negates or offsets compensation from other components. We determine the allocation of an executive officer’s overall compensation among each compensation component based on our analyses of market compensation data for other companies in our industry and geographic market, as appropriate, our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as extraordinary performance.

Who is responsible for determining the compensation of our executive officers?

Our compensation committee, comprised entirely of independent, non-employee directors, oversees the development of our compensation plans and policies for executive officers and annually reviews and approves all executive officer compensation to determine whether it provides adequate and competitive incentives and motivation to our executive officers. The compensation committee also administers our 2004 Option Plan and our 2007 Option Plan and approves equity awards pursuant to our written equity award grant policy. The 2004 Option Plan, 2007 Option Plan and equity award grant policy are described further below. Our compensation committee charter outlines the responsibilities of the compensation committee and will be reviewed and revised periodically by the compensation committee and the board of directors.

The compensation committee assesses the performance of the Company and our executive officers in part based on achievement of pre-determined financial targets and on pre-determined personal performance objectives that are established, with respect to our president and chief executive officer, by the compensation committee and, with respect to our other executive officers, by our president and chief executive officer, together with the executive officer’s supervisor, if applicable. The members of the compensation committee may, however, use, and in the past have used, their judgment and discretion in making compensation decisions that support our compensation objectives and align with our compensation principles, as discussed in more detail below.

Our compensation committee relies on information provided by management with respect to the performance of our executive officers. Our president and chief executive officer is responsible for reviewing the performance of his direct and indirect reports with the committee and recommending base salary increases and payments under the prior year’s cash incentive plans. These recommendations are based, in part, on self assessments performed by our executive officers, the executive officers’ annual performance evaluation, including achievement of pre-determined personal performance objectives, information from our directors regarding the performance of any executive officer who interacts with the board of directors, and data provided to the president and chief executive officer by our human resources department regarding current pay programs and equity grant information. For each executive officer other than himself, the chief executive officer also determines applicable individual financial and non-financial performance goals for the upcoming year and recommends to the compensation committee appropriate bonus targets and equity awards.

In 2007, the compensation committee retained DolmatConnell & Partners, an independent compensation consulting firm, to advise the compensation committee on the structure of our on-going long-term equity incentive program and to evaluate and make recommendations on the overall compensation of our executive officers, particularly in relationship to other companies in our industry and geographic market. DolmatConnell & Partners also assists the compensation committee on an ongoing basis to review and assess our compensation relative to competitive compensation practices.

What information do we review when determining executive compensation?

In order to make compensation decisions with respect to our executive officers for 2007 and 2008, our compensation committee considered the following data:

•	Compensation reports prepared by the compensation committee’s independent compensation consultant analyzing the compensation of our executive officers in relationship to certain other companies.

For 2007, we benchmarked total cash compensation of our executive officers to the following peer group of private and public software companies with revenue ranging from $20 million to $100 million that were located in the region of our corporate headquarters and which were recommended by our human resources department and approved by the compensation committee based upon data provided by The Survey Group:

Charles River Development	DTC Communications Inc.	eScription, Inc.

MIB Group, Inc.	Microwave Radio Communications	Moldflow Corporation

m-Qube, Inc.	NetScout Systems, Inc.	Network Engines

P&H Solutions, Inc.	Upromise	Viisage Technology

Watchfire

For 2008, we benchmarked total compensation of our executive officers to the following peer group, revised by the compensation committee, working with DolmatConnell & Partners, to include public companies in the digital media industry with revenue ranging from $20 million to $200 million, reflecting our current revenue and initial public offering in July 2007:

Audible, Inc.	Bitstream, Inc.	Bottomline Technologies, Inc.

Digimarc Corporation	DivX, Inc.	DTS, Inc.

Interwoven, Inc.	Merge Technologies, Inc.	Mobius Management Systems, Inc.

Phase Forward Inc.	Phoenix Technologies, LTD	Pixelworks, Inc.

Sonic Solutions	Vignette Corporation

The list of companies included in our peer group will be reviewed annually by our compensation committee.

•	Executive compensation survey data collected and analyzed by our human resources department.

•

Tally sheets prepared by our human resources department, with oversight by DolmatConnell & Partners, which included base salary, cash incentive compensation, value of employee benefit programs, severance and change-in-control payments and value of equity grants based on assumptions regarding the growth in the value of our common stock over a five year period.

•	With respect to our president and chief executive officer, data relating to the satisfactory completion of his personal performance objectives for 2007.

•

With respect to our other executive officers, the recommendations of our president and chief executive officer and human resources department regarding the executive’s satisfactory completion of his or her personal performance objectives and overall job performance.

What are the components of our executive compensation program, why do we use these components and how are they determined?

All of our named executive officers were compensated under the same policies in 2007, with the exception of Mr. McCarthy who participated in our Sales Compensation Plan. All of our named executive officers will be compensated under the same policies in 2008.

Base Salary.

What: Base salary is fixed cash compensation for the executive officer’s standard job duties and responsibilities.

Why: We believe that competitive base salaries allow us to attract and retain employees who can contribute to our long-term success in light of the competitive labor market in which we compete for the services of executive officers.

How determined: The compensation committee annually determines base salaries after reviewing factors such as each executive officer’s responsibilities, prior experience, performance in meeting objectives, ability to create a culture of cooperation, integrity and trust and the anticipated value of his or her impact on our success. Based on the assessment of the executive officer’s performance relative to these factors, an executive officer’s base salary is then benchmarked against executive compensation of our peer group companies to determine if compensation is appropriate and competitive. Any mid-year adjustment or material increase in an executive officer’s compensation is generally based only on a promotion, a substantial increase in the officer’s responsibilities or a determination that a market adjustment is required to retain a key employee and, in each case, is approved by our compensation committee.

Cash Incentive Compensation.

What: Our executive officers have the ability to receive annual cash incentive payments. In 2007, all of our named executive officers, with the exception of Mr. McCarthy, participated in our 2007 Executive Compensation Plan. Mr. McCarthy participated in our 2007 Sales Compensation Plan. In 2008, all of our executive officers will participate in our 2008 Executive Compensation Plan.

Why: We believe that a substantial portion of our executive officer’s annual cash compensation should be in the form of cash incentives to achieve our objective of holding executives accountable for company performance and rewarding successful business results and increased stockholder value. We believe that compensating our executive officers upon the achievement of key corporate financial objectives and individual performance objectives, including product development, customer initiatives and product and process improvements and innovations, effectively links individual contributions to overall business performance. In the case of Mr. McCarthy, we believe that linking his incentive compensation directly to revenue better aligns his incentive compensation with the roles and responsibilities of his position.

How determined: Payment of annual amounts under our 2007 Executive Compensation Plan and 2008 Executive Compensation Plan are based upon the satisfaction of company financial objectives as well as the executive officer’s performance, including the satisfactory completion of pre-determined individual objectives. The payment of amounts under our 2007 Sales Compensation Plan is based on the achievement of pre-determined revenue targets and pre-determined specific account goals. The annual objectives of our president and chief executive officer are determined by our compensation committee. The annual objectives of our other executive officers are determined by the president and chief executive officer, together with the executive officer’s supervisor, as applicable.

The satisfaction of company financial objectives is determined by the board of directors. The individual performance of our president and chief executive officer is determined by the compensation committee. The performance of our other executive officers is determined by our president and chief executive officer, together with the executive officer’s supervisor, as applicable. No discretion has been or may be exercised by the president and chief executive officer, our compensation committee or our board of directors, as applicable, in determining whether quantitative personal performance objectives have been satisfied because these goals are objective. Discretion has been and may be exercised in determining the relative significance of an executive officer’s non-quantitative performance objectives, as well as in determining whether any of these objectives that cannot be definitively measured have been satisfied. In accordance with its charter, our compensation committee may consider in the future whether we should implement a policy to permit adjustment or recovery of a cash incentive award in the event a quantitative performance measure is restated in a manner that would reduce the size of an award otherwise payable to an executive officer.

Equity Compensation.

What: All of our named executive officers and most of our employees have received stock option grants or restricted stock awards under the 2004 Option Plan. Employees located in the U.S. or the UK, and certain management employees located in other jurisdictions, that were hired and, in the case of management employees, promoted since our initial public offering have received an option grant under the 2007 Option Plan. All awards granted to our executive officers are subject to time-based vesting with 25% of the shares vesting on the first anniversary of the grant date or hire date, whichever is earlier, and the remaining shares vesting quarterly over the following three years. As of December 31, 2007, our named executive officers and their family members held of approximately 5.6% of our common stock, on a fully diluted basis, including all shares subject to outstanding options.

Why: We believe that for growing companies in the technology sector, equity awards are a significant motivator in attracting and retaining employees. Equity awards also help to align the interests of our executive officers and employees with those of our stockholders because they create an ownership culture where the value received by the recipient is based on the growth of the stock price, incentivizing them to work hard to increase our stock price and maximize stockholder value. We have designed our equity grants and awards to include time-based vesting provisions to encourage long-term performance and reward longevity with and commitment to us. We do not currently have any stock ownership guidelines for our executive officers, but the compensation committee may consider in the future whether these requirements are appropriate.

How determined: All equity award determinations are made by our board of directors or compensation committee. No discretion has been granted to our president and chief executive officer to make any equity awards. As a result, our compensation committee meets monthly to approve equity awards. We grant equity incentive awards to our employees generally upon the commencement of their employment or, with respect to our executive officers, upon a promotion. We generally consider on an annual basis whether additional grants to employees are necessary for our employees to maintain appropriate levels of equity ownership in the Company and how much retention potential the Company has given the degree of unvested equity. Generally these additional grants are made following an analysis of the levels of equity grants and the degree of equity ownership of the executive officers of our peer group, a review of internal existing equity allocations, the degree to which existing awards have become vested and the anticipated future contribution by the executive officer to the growth of the Company. We acknowledge that, from year to year, the total compensation of our executive officers compared to the executive officers of our peer group may vary based on the stock price volatility among our peer group and the performance of our stock compared to the stock price of our peer group.

While we have not implemented a policy for determining the appropriate allocation between cash and non-cash compensation for our employees, historically we have allocated a greater percentage of an employee’s total compensation to equity compensation as he or she becomes more senior in our organization. We have historically provided our executive officers with equity incentive awards to provide appropriate market competitive compensation levels, consistent with our articulated strategy, in order to retain them and provide us with greater stability in our management.

We grant equity awards to our executive officers under our written equity award grant policy. All grants are made at fair market value and calculated based on our closing market price on the grant date. While our 2007 Option Plan permits the granting of equity awards at any time, our equity grant policy provides that we will generally only grant equity awards on a regularly scheduled basis, as follows:

•

Grants made in conjunction with the hiring of a new employee or the promotion of an existing employee will be made following the hire date or the promotion date on the 15th day of the month, or on the next trading day, if the 15th is not a trading day, and

•

Grants made to existing employees other than in connection with a promotion will be made, if at all, on an annual basis and will generally be made effective on the third day following the filing of our Annual Report on Form 10-K, unless the approval of the grant occurs after such date, in which case it will be effective on the date the grant is approved.

Post-Employment Benefits.

What: Certain of our executive officers, including all of our named executive officers, have employment agreements that provide them with severance payments and benefits in the event we terminate their employment without cause or the executive officer terminates his or her employment for good reason. See “—Discussion of Compensation and Grants of Plan-Based Awards” and “—Potential Payments upon Termination or Change-in-Control” for a discussion of the terms of these agreements, including the definition of cause and good reason. We also have a Severance Pay Plan that benefits all employees, including our named executive officers, and provides for continuation of salary and benefits depending on the length of service with us. Any payment made to a named executive officer under his or her employment agreement is reduced by amounts paid under the Severance Pay Plan.

Why: We believe that post-employment benefits allow us to attract and retain an appropriate caliber of talented professionals in key positions by providing compensation in the event of an unexpected termination of employment, which contributes to our overall business performance. In addition, the employment agreements provide that, in the event an executive officer terminates his or her employment relationship with us without good reason, the executive officer forfeits any pro-rated portion of his or her non-equity incentive compensation, and will be prevented from competing with us for up to two years, thus aligning the individual’s interests with our business objectives.

How determined: The provisions of each severance agreement are determined by the compensation committee based on market trends and practices and are set at competitive levels based on industry practice.

Benefit Plans.

What: Our employee benefits include a 401(k) matching program, a 401(k) profit sharing contribution, life and disability insurance, travel and accident and optional health, dental and supplemental life insurance coverage. The optional health and dental benefits require cost sharing for all employees, including executive officers, and supplemental life insurance is fully paid by any employee electing that benefit. We reimburse our employees whose responsibilities entail frequent travel, which includes all of our executive officers, for memberships in a limited number of airline programs that provide access to airport lounges and other amenities. We also offer a tuition reimbursement program, which encourages the ongoing growth and development of all employees.

Why: We believe in creating a cooperative environment in which all employees are committed to us and motivated to meet our business objectives. To that end, there are no additional benefits or perquisites that are available to the named executive officers that are not also available to all of our employees.

Attracting and retaining our executive officers and other employees contributes to our overall business performance.

How determined: To ensure that the benefits offered to our employees remain competitive with the market, our human resources department reviews information regarding benefit programs for technology companies and for companies in the specific geographic markets where we operate.

What were the results of the decisions made with respect to executive compensation for 2007?

•	Our compensation committee approved base salary increases from 2006 to 2007 which were deemed to be competitive and consistent with the performance of the executive team and general market conditions.

•

In February, 2008, our board of directors preliminarily determined that, subject to receipt of audited financial statements, we had reached at least 110% of our company financial performance target of $43.8 million of EBITDA, as adjusted for certain add-backs and exclusions as approved by the board of directors, under our 2007 Executive Compensation Plan. Subject to this determination by our Board of Directors, our compensation committee determined the annual payment amounts to be made to each executive officer under these plans based on the performance of the executive officer, including the satisfaction of pre-determined individual performance goals. In the event the Board subsequently determines that such company financial goals were not met, the executive officers shall be obligated to re-pay any excess cash bonus paid, with such excess amount to be determined by the compensation committee.

In determining payment to our president and chief executive officer under the 2007 Executive Compensation Plan, the compensation committee considered our significant overachievement of our financial targets, the successful completion of our initial public offering, the stability and performance of the executive management team and the continuing growth of our business, particularly during a leadership transition period.

In determining payment to our named executive officers, other than the president and chief executive officer, the compensation committee considered the recommendation of the president and chief executive officer with respect to the satisfaction by the named executive officer of his or her personal performance objectives and overall performance in 2007. Ms. Arthur’s cash bonus payment was substantially based on her management of our initial public offering and the building of a public company finance department, capable of meeting the demands of an international organization. Mr. Seguin’s cash bonus payment under the plan was substantially based on the significant overachievement of our financial targets and the continuing growth in sales of text solutions to emerging consumer electronics customers. Ms. Dunlap’s cash bonus payment was substantially based on her contributions to the completion of our initial public offering and management as a public company, including the organization of our internal legal processes. Finally, Mr. McCarthy’s bonus was based on the achievement of specific pre-determined revenue targets and the continuing revenue growth for our OEM business.

Neither our board of directors or compensation committee had discretion under our 2007 Executive Compensation Plan to grant an executive officer an aggregate incentive compensation payment that exceeded 60% of the executive officer’s base salary.

•

Other than equity awards that were made to new hires or made in connection with a promotion, no equity awards were granted to our executive officers in 2007. No equity awards were made to any of our named executive officers in 2007.

What decisions did we make with respect to executive compensation for 2008?

•

In 2007, the base salary for our executive officers was determined to be, on average, at the 25th to the 50th percentile of our current peer group of companies. Based on this information, the compensation committee determined that in order to satisfy our goal of targeting cash compensation at the 50th percentile of our peer group, base salaries needed to be adjusted over time, with a target of having all executive officers at the 50th percentile of our peer group by 2010. The committee also considered factors such as the overall performance and effectiveness of the executive officer during 2007, the achievement of specific personal performance objectives, specific departmental achievements that were directly attributable to the executive and the executive officer’s contribution to the achievement of our strategic goals, but did not consider any information contained in the tally sheets reviewed by the committee. Thus, while we historically have sought to increase base salaries by approximately 4% company-wide, based on the data applicable to our peer group and performance factors applicable to individual executive officers, the base salary of certain executive officers increased by a higher percentage than in prior years. In 2008, the base salary for Messrs. Shaw, Seguin and McCarthy and Mses. Arthur and Dunlap is $270,000, $240,625, $200,096, $226,800, and $216,269, respectively. This represents a base salary increase for each such named executive officer of 8%, 6.9%, 4%, 8% and 5.7%, respectively.

•	Our board of directors approved a company target bonus that we believe is moderately difficult to achieve, although we have never failed to satisfy our financial targets in prior years.

•

Our compensation committee approved the 2008 Executive Compensation Plan which includes a target bonus amount for all executive officers of 40% of the executive officer’s base salary. The payment to be made to an executive officer will be based on the satisfaction of our financial performance objectives and the satisfaction of individual performance objectives. The aggregate amount that may be paid to an executive officer is capped at 60% of such executive officer’s base salary unless we exceed 105% of our financial objectives. If we exceed 105% of our financial objectives, there is no cap on the amount that may be paid to an individual executive officer, but the aggregate amount that may be paid to all executive officers is capped at $1.5 million. Incentive compensation under the 2008 Executive Compensation Plan is intended to pay cash compensation to our executive officers that exceeds the 50th percentile of the market if the Company significantly exceeds expectations.

•

Our compensation committee approved equity awards in the form of non-qualified stock options to our executive officers. These awards are designed to retain our executive officers and to motivate them to achieve long-term revenue growth. These awards align the interests of our executive officers with those of our stockholders, creating an ownership culture where the value received by the recipient is based on the growth of the Company, as reflected in an increase of the value of our common stock. Our goal is that the grant value of these equity awards will cause the overall compensation of our executive officers to move towards the 75th percentile of the market if the Company significantly exceeds its established performance expectations.

•

Our compensation committee approved the 2008 personal performance objectives of our president and chief executive officer and our president and chief executive officer approved the 2008 personal performance objectives of our other executive officers, together with the executive officer’s supervisor, as applicable. Our executive incentive cash compensation plans do not weight the relative importance of the individual performance objectives of our executive officers at the time such objectives are determined, but gives the compensation committee flexibility to make overall bonus determinations in a manner that aligns the executive officer’s compensation with the evolving nature of our business. Generally more weight has been given to objectives that are closely tied to the primary job responsibility of the executive officer and for which the executive officer will have significant responsibility for delivering results. The committee may, however, in the future consider whether to more explicitly tie portions of the annual cash bonuses to specific performance objectives.

Compensation Earned

The following table summarizes the compensation earned during 2006 and 2007 by our principal executive officer, our principal financial officer and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007 and whose total compensation exceeded $100,000. We refer to these individuals as our named executive officers.

Summary Compensation Table—2006 and 2007

Name and Principal Position	Year	Salary			Option Awards (2)		Non-Equity Incentive Plan Compensation (3)		All Other Compensation (4)		Total
Douglas J. Shaw, Chief Executive Officer, President and Director	2007 2006	$ $	250,000 209,640		$ $	160,792 47,005	$ $	125,000 187,576	$ $	21,114 20,472	$ $	556,906 464,693

Jacqueline D. Arthur, Senior Vice President, Chief Financial Officer and Treasurer	2007 2006	$ $	210,000 192,400		$ $	120,155 22,606	$ $	88,200 88,504	$ $	21,024 20,929	$ $	439,379 324,439

John L. Seguin, Executive Vice President	2007 2006	$ $	225,000 200,005		$ $	136,587 37,384	$ $	94,500 126,595	$ $	19,263 282,960	$ $	475,350 646,944

Janet M. Dunlap, General Counsel and Secretary	2007 2006	$ $	204,600 53,846	(1)	$ $	86,855 22,440	$ $	98,208 24,771	$ $	27,428 3,614	$ $	417,091 104,671

David L. McCarthy, Vice President and General Manager, OEM Sales	2007 2006	$ $	192,400 178,825		$ $	14,006 7,052	$ $	12,000 85,628	$ $	66,172 54,177	$ $	284,578 325,682

(1)	Ms. Dunlap joined the Company on September 25, 2006.
(2)	We did not grant any equity awards to our named executive officers during 2007. The amounts reflect the share based compensation expense recorded in the applicable year in connection with share based awards held by the executive officers. Options to purchase shares of common stock were granted at fair market value on the date of grant, in accordance with SFAS No. 123 (revised 2004), Share Based Payment. The fair value is estimated based on the Black-Scholes option pricing model. Under the terms of the stock option agreements, 25% of the shares vest on the first anniversary of the grant date and the remaining shares vest quarterly over the following 3 years.
(3)	All non-equity incentive plan compensation was made pursuant to awards under our 2007 Executive Compensation Plan which were both awarded and earned in 2007.
(4)	The “All Other Compensation” column includes the following compensation:

Name	Year	401(k) Matching Program	Profit Sharing Program	Life Insurance Policy Premium	Accidental Death and Dismemberment Policy Premium	Other
Douglas J. Shaw	2007	$13,500	$6,750	$756	$108	$—
	2006	$13,200	$6,600	$588	$84	$—

Jacqueline D. Arthur	2007	$13,500	$6,750	$677	$97	$—
	2006	$13,200	$6,600	$455	$68	$606

John L. Seguin	2007	$11,700	$6,750	$711	$102	$—
	2006	$11,289	$6,600	$587	$84	$264,400	(A)

Janet M. Dunlap	2007	$9,473	$6,750	$665	$95	$10,445	(B)
	2006	$1,846	$1,616	$133	$19	$—

David L. McCarthy (C)	2007	$13,500	$6,750	$567	$81	$45,274
	2006	$13,200	$6,600	$493	$70	$33,814

(A)	Mr. Seguin received a $264,400 Transaction Bonus related to our November 5, 2004 acquisition from Agfa Corporation.
(B)	Ms. Dunlap received a recognition award from us valued at $10,445.
(C)	All amounts set forth in the column “Other” relate to sales commissions earned by Mr. McCarthy under our sales compensation plans.

Grants of Plan-Based Awards

The table below sets forth grants of awards that were made in 2007 to our named executive officers under our 2007 Executive Compensation Plan and our 2007 Sales Compensation Plan. The awards set forth in this table were earned in 2007 and payments in respect of such awards are included in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” No grants of awards under our equity incentive plans were made by us to our named executive officers during 2007.

Grants of Plan-Based Awards—2007

Name	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)
	Threshold	Target		Maximum
Douglas J. Shaw	$—	$90,625	(2)	$150,000	(3)
Jacqueline D. Arthur	$—	$76,125	(2)	$126,000	(3)
John L. Seguin	$—	$81,563	(2)	$135,000	(3)
Janet M. Dunlap	$—	$74,168	(2)	$122,760	(3)
David L. McCarthy	$—	$20,000	(4)	$30,000

(1)	These awards were made and earned in 2007.
(2)	The target cash incentive compensation under our 2007 Executive Compensation Plan was 36.25% of the executive officer’s base salary.
(3)	The maximum cash incentive compensation under our 2007 Executive Compensation Plan was 60% of the executive officer’s base salary.
(4)	The target for Mr. McCarthy under our 2007 Sales Compensation Plan was two-thirds of the maximum payment under the plan.

Discussion of Compensation and Grants of Plan-Based Awards

Employment Agreements

Each of our named executive officers has an employment agreement with us. The named executive officers receive a base salary and are entitled to participate in any bonus or other performance-based plan and all medical, pension, profit sharing, dental and life insurance plans and disability income plans, retirement arrangements and other employment benefits, including option plans, in each case available to our other senior executive officers. The employment agreements require the named executive officers to refrain from competing with us and from hiring our employees for a period of two years following the termination of their employment with us for any reason, except that such period shall only last for one year in the event that the executive terminates his or her employment for good reason or if the executive is terminated by us without cause.

The employment agreements automatically renew for successive one-year periods unless either we or the named executive officer give 30 days’ prior written notice of termination. If we reduce the named executive officer’s salary, other than in connection with an across-the-board salary reduction similarly affecting all or substantially all management employees, he or she may terminate his or her employment and be eligible for certain termination benefits. See “—Potential Payments upon Termination or Change-in-Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Grants of Non-Equity Plan-Based Awards

Our named executive officers earned non-equity compensation in 2007 under our 2007 Executive Compensation Plan and with respect to Mr. McCarthy, under our 2007 Sales Compensation Plan. The amounts payable in respect of these awards were also earned in 2007 and are thus reported in the “Summary Compensation Table” as well as the “Grants of Plan-Based Awards—2007” table. A discussion of how the award amounts were determined is set forth under “What were the results of the decisions made with respect to executive compensation for 2007?”

Because non-equity incentive awards made to our named executive officers under our 2008 Executive Compensation Plan were not made by the compensation committee until February 5, 2008, these awards are not included in the “Grants of Plan-Based Awards—2007” table above. If each named executive officer achieves his or her target bonus under the 2008 Executive Compensation Plan, equal to 40% of the executive officer’s base salary, amounts earned under these awards in 2008 will be as follows:

Name	Payout Under the 2008 Executive Compensation Plan at Target Bonus Amounts
Douglas J. Shaw	$108,000
Jacqueline D. Arthur	$90,720
John L. Seguin	$96,250
Janet M. Dunlap	$86,508
David L. McCarthy	$80,038

However, no amount will be payable in respect of awards under the 2008 Executive Compensation Plan unless certain company financial goals, established by the board of directors, are met and actual amounts paid to our executive officers under the plan will be determined based on the extent to which such company financial goals are met or exceeded, the satisfaction of individual personal performance objectives and the overall performance of the executive officer during 2008. The 2008 performance objectives of our president and chief executive officer were established by our compensation committee and include ensuring that we meet our 2008 financial targets, continue to develop innovative products, preserve our core values and maximize long term stockholder value. Our president and chief executive officer established the performance objectives for the other executive officers, together with an executive officer’s supervisor, as applicable.

Grants of Equity Plan-Based Awards

No equity awards were made to our named executive officers in 2007, however, on February 5, 2008, our compensation committee approved the following equity awards to our named executive officers:

Name	Number of Non-Qualified Stock Options
Douglas J. Shaw	160,000
Jacqueline D. Arthur	38,000
John L. Seguin	50,000
Janet M. Dunlap	27,000
David L. McCarthy	38,000

In accordance with our written equity award grant policy, these non-qualified stock option awards were granted on March 31, 2008, and have an exercise price equal to the closing market price on the NASDAQ Global Select Market of a share of our common stock on such date, or $15.11.

Equity Compensation Plans

As of December 31, 2007, each of our named executive officers held awards under our 2004 Option Plan. In addition, in 2008 each of our named executive officers received awards under our 2007 Option Plan. Treatment of awards made under the 2004 Option Plan and 2007 Option in the event of a merger, sale or dissolution, or a similar “sale event,” are discussed below under “Potential Payments upon Termination or Change-in-Control – Stock Options and Restricted Stock.”

2004 Stock Option and Grant Plan

Our 2004 Option Plan was adopted by our board of directors and approved by our stockholders in November 2004. Our board of directors has determined not to grant any further awards under our 2004 Option Plan, but as of December 31, 2007, there were 3,022,846 shares subject to awards outstanding under the 2004 Option Plan.

Our 2004 Option Plan is administered by the compensation committee. Our board of directors has delegated full power and authority to the compensation committee to accelerate the exercisability or vesting of any award and to provide substitute awards, subject to the provisions of the 2004 Option Plan. Awards granted to our named executive officers under the 2004 Option Plan are subject to four year vesting, with 25% of such grant vesting on the first anniversary of the grant or date of hire, as applicable, and vesting quarterly thereafter. All awards under the 2004 Option Plan have a maximum term of ten years from the date of grant and incentive stock options have an exercise price of no less than the fair market value of our common stock on the date of grant.

2007 Stock Option and Incentive Plan

Our 2007 Option Plan was adopted by our board of directors in March 2007 and approved by our stockholders in May 2007, effective upon our initial public offering. We reserved 4,383,560 shares of our common stock for the issuance of awards under the 2007 Option Plan, which may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards or dividend equivalent rights. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization and generally shares that are forfeited or canceled from awards under the 2007 Option Plan or the 2004 Option Plan also will be available for future awards. As of December 31, 2007 and March 31, 2008, there were 139,042 and 1,025,842 shares, respectively, subject to awards outstanding under the 2007 Option Plan.

The 2007 Option Plan is administered by our compensation committee which has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2007 Option Plan. For example, the exercise price of stock options awarded under the 2007 Option Plan may not be less than the fair market value of our common stock on the date of the option grant and the term of each option may not exceed ten years from the date of grant. Awards are also made in compliance with the terms of our written equity award grant policy. All awards granted to our named executive officers under our 2007 Option Plan are subject to four year vesting, with 25% of such award vesting on the first anniversary of the date of grant and quarterly thereafter.

No awards may be granted under the 2007 Option Plan after the tenth anniversary of its effectiveness. In addition, our board of directors may amend or discontinue the 2007 Option Plan at any time and the administrator may amend or cancel any outstanding award for the purpose of satisfying changes in law or for any other lawful purpose. No such amendment may adversely affect the rights under any outstanding award without the holder’s consent. Other than in the event of a necessary adjustment in connection with a change in our stock or a merger or similar transaction, the administrator may not “reprice” or otherwise reduce the exercise price of outstanding stock options or stock appreciation rights. Further, amendments to the 2007 Option Plan will be subject to approval by our stockholders if the amendment (i) increases the number of shares available for issuance under the 2007 Option Plan, (ii) expands the types of awards available under, the eligibility to participate in, or the duration of, the plan, (iii) materially changes the method of determining fair market value for purposes of the 2007 Option Plan, (iv) is required by the NASDAQ Global Select Market rules, or (v) is required by the Internal Revenue Code of 1986, as amended, or the Code, to ensure that incentive options are tax-qualified.

Outstanding Equity Awards

This following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End—2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Douglas J. Shaw	— 63,000 35,000	— 49,000 77,000	(3) (4)	$ $ $	— 1.453 6.430	— August 25, 2015 September 30, 2016	158,182	(2)	$2,399,621

Jacqueline D. Arthur	— 7,302 20,000 5,000	— 10,222 44,000 15,000	(6) (4) (7)	$ $ $ $	— 1.453 6.430 8.500	— August 25, 2015 September 30, 2016 December 31, 2016	49,500	(5)	$750,915

John L. Seguin	— 25,000 19,732 30,000	— 15,000 15,348 66,000	(8) (3) (4)	$ $ $ $	— 1.365 1.453 6.430	— June 17, 2015 August 25, 2015 September 30, 2016	39,545	(2)	$599,898

Janet M. Dunlap	18,748 2,500	41,252 7,500	(9) (7)	$ $	6.430 8.500	September 30, 2016 December 31, 2016

David L. McCarthy	— 20,999 3,125	— 16,333 6,875	(3) (4)	$ $ $	— 1.453 6.430	— August 25, 2015 September 30, 2016	52,727	(2)	$799,869

(1)	Market value is calculated based on the closing price of our common stock on the NASDAQ Global Market on December 31, 2007, or $15.17 per share. These shares are subject to the terms of the related Restricted Stock Agreements.
(2)	25% of the shares of restricted stock in this award vested on December 6, 2005 and all remaining shares vest quarterly over the following three years.
(3)	25% of the shares in this grant vested on August 25, 2006 and all remaining shares vest quarterly over the following three years.
(4)	25% of the shares in this grant vested on September 30, 2007 and all remaining shares vest quarterly over the following three years.
(5)	25% of the shares in this grant vested on May 16, 2006 and all remaining shares vest quarterly over the following three years.
(6)	25% of the shares in this grant vested on August 25, 2006 and all remaining shares vest quarterly over the following three years. Ms. Arthur exercised options to purchase 5,840 shares of our common stock in October 2006 and 7,302 shares of our common stock in January 2008 from this option grant.
(7)	25% of the shares in this grant vested on December 31, 2007 and all remaining shares vest quarterly over the following three years.
(8)	25% of the shares in this grant vested on June 17, 2006 and all remaining shares vest quarterly over the following three years.
(9)	25% of the shares in this grant vested on September 25, 2007 and all remaining shares vest quarterly over the following three years.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of shares of restricted stock issued under the 2004 Option Plan that vested in 2007 and the corresponding amounts realized by the named executive officers. None of our named executive officers exercised options in 2007.

Option Exercises and Stock Vested—2007

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Douglas J. Shaw	158,182	$1,915,192
Jacqueline D. Arthur	33,000	$350,955
John L. Seguin	39,545	$478,795
Janet M. Dunlap	—	$—
David L. McCarthy	52,727	$638,396

(1)	The value realized upon the vesting of shares of restricted stock was calculated by multiplying the number of shares vested by the difference between the closing market price per share on the date of vesting less the per share grant price. These shares are subject to the terms of the related Restricted Stock Agreements.

Potential Payments upon Termination or Change-in-Control

Employment Agreements

The employment agreements with our named executive officers provide certain benefits upon the termination of employment. If a named executive officer becomes disabled, he or she shall continue to receive his or her respective full base salary, less any disability pay or sick pay benefits to which he or she may be entitled under our other benefit policies, and employee benefits for a period of up to 12 months, with the exception of Ms. Dunlap who would be entitled to payments for up to six months. After 12 months, and with respect to Ms. Dunlap six months, we may terminate his or her employment.

Generally, if a named executive officer terminates his or her employment for good reason or we terminate his or her employment without cause, he or she is entitled to receive payment of any bonus or non-equity incentive plan award that he or she would have been entitled to receive had his or her employment not been terminated, pro rata for the number of days he or she was employed by us during the relevant period. If the named executive officer terminates his or her employment for good reason or we terminate his or her employment without cause, the named executive officer will receive 100% salary continuation for a period of, with respect to Messrs. Shaw, Seguin and McCarthy and Ms. Arthur, 12 months from the date of termination, and with respect to Ms. Dunlap, six months from the date of termination.

Cause is defined in the employment agreements as (i) any act of fraud, gross misconduct or harassment that materially and adversely affects us, (ii) any act of dishonesty, deceit or illegality, in any such case, materially and adversely affecting us, (iii) conviction or indictment (if the indictment has a material adverse effect on us) of a felony, or any misdemeanor involving moral turpitude, (iv) the commission of an act involving a violation of material procedures or policies of ours, (v) a material and sustained failure to perform the duties and responsibilities assigned or delegated under their respective employment agreement which failure continues for 30 days after written notice, (vi) gross negligence or willful misconduct that materially and adversely affects us or (vii) a material breach by the executive of any of the executive officers’ confidentiality or non-compete obligations.

Good reason is defined in the employment agreements as (i) a substantial adverse change in the nature or scope of responsibilities, authorities, powers, functions or duties under the respective employment agreement, (ii) a reduction in annual base salary, except for an across-the-board salary reduction similarly affecting all or substantially all management employees, (iii) a requirement by us that he or she be based anywhere other than a specified distance from Wilmington or Woburn, Massachusetts or (iv) the breach by us of any of our material obligations under the respective employment agreement, after notice and failure to cure such breach within 30 days.

Stock Options and Restricted Stock

Stock option grants and restricted stock awards currently held by a named executive officer and which have been granted under our 2004 Option Plan or 2007 Option Plan do not accelerate upon termination of such named executive officers’ employment by us unless there has been a change-in-control.

2004 Option Plan. In the event of a merger, sale or dissolution, or a similar “sale event,” unless assumed or substituted by the successor entity, all stock options granted to our named executive officers under the 2004 Option Plan will terminate upon the effective time of such sale event following an exercise period. Restricted stock shall be treated as provided in the relevant award agreement. If an award is so assumed or continued or substituted and the named executive officer’s employment or service relationship with us terminates (i) within 12 months after such sale event and (ii) such termination is by us or a successor entity without cause or by the grantee for good reason, 50% of the unvested portion of the award shall automatically become vested.

2007 Option Plan. In the event of a merger, sale or dissolution, or a similar “sale event,” unless assumed or substituted by the successor entity, all stock options granted to a named executive officer under the 2007 Option Plan will automatically become fully exercisable, all other awards granted under the 2007 Option Plan will become fully vested and non-forfeitable and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the administrator’s discretion. In addition, upon the effective time of any such sale event, after an exercise period, the 2007 Option Plan and all awards will terminate unless the parties to the transaction, in their discretion, provide for appropriate substitutions or assumptions of outstanding awards. Any award so assumed or continued or substituted shall be deemed vested and exercisable in full upon the date on which the named executive officer’s employment or service relationship with us terminates if such termination occurs (i) within 18 months after such sale event and (ii) such termination is by us or a successor entity without cause or by the grantee for good reason.

Under both the 2004 Option Plan and 2007 Option Plan, cause means the commission of any act by a grantee constituting financial dishonesty against us (which act would be chargeable as a crime under applicable law), any other act of dishonesty, fraud, intentional misrepresentation, moral turpitude, illegality or harassment which, as determined in good faith by our board of directors, would adversely affect us, the repeated failure to follow the directives of our chief executive officer or our board of directors or any material misconduct, violation of our policies or willful and deliberate non-performance of duty. Under the 2004 Option Plan, good reason means a substantial adverse change in the nature or scope of the employee’s responsibilities, authorities, powers, functions or duties, a reduction in the employee’s annual base salary except for across-the-board salary reductions similarly affecting all or substantially all management employees or the relocation of our offices at which the employee is principally employed to a location more than 75 miles from such offices. These definitions are, however, modified by any definition of cause or good reason contained in an executive officer’s employment agreement.

Payments upon a Triggering Event

The following table sets forth information regarding the amounts payable under employment agreements and the plans described above to the named executive officers by us if a termination by us without cause or termination by the named executive officers for good reason occurred, on December 31, 2007. These payments are the same regardless of whether the termination is by us without cause or by the executive for good reason, each as defined in the 2004 Option Plan.

Name	Base Salary (1)	Continuation of Group Health Plan Benefits (2)	Non-Equity Incentive Plan Payments (3)	Equity Incentive Plan Payments (4)	Total
Douglas J. Shaw	$250,000	$14,086	$90,625	$1,872,182	$2,226,893
Jacqueline D. Arthur	$210,000	$13,951	$76,125	$654,089	$954,165
John L. Seguin	$225,000	$14,009	$81,563	$797,118	$1,117,690
Janet M. Dunlap	$102,300	$611	$74,168	$205,284	$382,363
David L. McCarthy	$192,400	$11,906	$20,000	$541,917	$766,223

(1)	All payments of base salary are payable in accordance with our usual payroll policies.
(2)	The calculation is based upon the coverage elected by the employee during their employment.
(3)	Assumes we met or exceeded 110% of our financial targets for 2007 for the company performance component and that the named executive officer earned their target amount for the individual component under the 2007 Executive Compensation Plan or the 2007 Sales Compensation Plan. The total target incentive compensation was 36.25% of the named executive officer’s base salary. The target amount under the 2007 Sales Compensation plan was two-thirds of the maximum payment. All amounts payable under the 2007 Executive Compensation Plan are payable in accordance with the regularly scheduled payments of the plan.
(4)	The following table sets forth information regarding the amounts payable under the plans described upon a change-in-control where the options are assumed or continued and the named executive officer’s employment is terminated by us without cause or by the executive for good reason, each as defined in the 2004 Option Plan, within 12 months of the change-in-control or upon a change-in-control.

Name	Number of Shares of Options Vesting due to Change-in- Control (A)	Value of Options Vesting due to Change-in- Control (B)	Number of Shares of Restricted Stock Vesting due to Change-in- Control (A)	Value of Shares of Restricted Stock Vesting due to Change-in- Control (B)	Total
Douglas J. Shaw	63,000	$672,569	79,091	$1,199,613	$1,872,182
Jacqueline D. Arthur	34,611	$312,415	24,750	$341,674	$654,089
John L. Seguin	48,174	$497,226	19,772	$299,892	$797,118
Janet M. Dunlap	24,376	$205,284	0	$0	$205,284
David L. McCarthy	11,603	$142,056	26,363	$399,861	$541,917

(A)	This number represents only the vesting of 50% of shares or options to purchase our common stock that were unvested as of December 31, 2007.
(B)	For purposes of this table, the value of shares or options not vested has been calculated by taking the difference of the option exercise price set forth in the table entitled “Outstanding Equity Awards at Fiscal Year-End – 2007,” and the closing price of a share of our common stock on the NASDAQ Global Market on December 31, 2007, or $15.17, multiplied by the number of shares or options to purchase our common stock vesting upon the change-in-control.

Payment of all amounts following the termination of a named executive officer and continuation of any health care benefits, is subject to continuing obligations of the named executive officer to cooperate with us to enforce our intellectual property rights, comply with a one-year non-competition agreement, comply with a one-year non-solicitation and non-hire agreement and execute a general release in a form reasonably satisfactory to us. We have the right to cancel the termination benefits if the named executive officer fails to materially comply with any of these provisions or if he or she fails to materially comply with the confidentiality provisions of his or her employment agreement.

Finally, upon the death of a named executive officer, he or she will be entitled to any benefits that may be due under any life insurance policy of ours maintained similarly for all employees.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007.

Director Compensation Table—2007

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Robert M. Givens	$50,083	$—	$—	$50,083
A. Bruce Johnston	$—	$—	$—	$—
Roger J. Heinen, Jr (1)	$32,083	$—	$72,165	$104,248
Pamela F. Lenehan (1)	$36,583	$—	$72,165	$108,748
Jonathan W. Meeks	$—	$—	$—	$—
Peter J. Simone (2)	$55,583	$26,435	$—	$82,018

(1)	The director received an option grant on September 30, 2006 that vests quarterly over four years and becomes fully vested on September 30, 2010.
(2)	The director received a restricted stock award on March 26, 2006 that vests quarterly over four years and becomes fully vested on March 26, 2010.

Prior to the effectiveness of our initial public offering, we paid our non-employee directors $2,000, plus expenses, for each board meeting they attended in person, $500 for each board meeting they attended by phone, $500 for each committee meeting they attended in person, if it was held on the same day as a board meeting, $1,000, plus expenses, for each board committee meeting they attended in person, if it was held on a separate day from the board meeting, and $500 for each committee meeting they attended by phone, if it was held on a separate day from the board meeting. No additional compensation was paid to any of our employees who served as a director prior to our initial public offering.

Following the effectiveness of our initial public offering, directors who are also our employees receive no additional compensation for their service as directors. In 2007, each of our non-employee directors received cash compensation of $35,000 per year, prorated to reflect the portion of 2007 during which we were a public company. The chairman of the board received, in addition to the same cash compensation as the other non-employee directors, additional cash compensation of $25,000. Finally, the chairperson of each of the audit, compensation and nominating and corporate governance committees received additional cash compensation of $15,000, $10,000 and $10,000, respectively. All amounts were paid in equal quarterly installments. Non-employee directors continue to be reimbursed for reasonable expenses incurred in connection with attending board and committee meetings.

Beginning in 2008, we will compensate our directors with a combination of cash and stock. Each non-employee director will receive cash compensation of $35,000 per year, with an additional amount paid to the members of the audit, compensation and nominating and corporate governance committees (other than the chairpersons) of $10,000, $7,500, and $5,000, respectively. The chairperson of each of the audit, compensation and nominating and corporate governance committees will receive additional cash compensation of $7,500, $5,000, and $3,000, respectively. The chairman of the board shall receive, in addition to the same cash compensation as the other non-employee directors, additional cash compensation of $25,000. All amounts will be paid in equal quarterly installments. In addition to this cash compensation, any new director will receive, upon election to the board of directors, a grant of restricted stock with an aggregate Black Scholes value equal to $120,000 on the date of grant based upon the closing price of our common stock on the grant date. The grant will vest quarterly in equal installments over a four year period. Finally, each year, in connection with our annual meeting of stockholders, each director will receive a grant of shares of restricted stock with a Black Scholes value equal to $60,000 on the date of grant based upon the closing price of our common stock on the grant date. The annual grants will vest on the earlier of the first anniversary of the grant date and our next annual meeting of stockholders.

In addition, beginning in 2008, any person who is a director of the Company and who has served as a director for at least three years, shall be required to beneficially own a number of shares of our common stock with a value at least equal to $120,000. This measurement will be made annually by our compensation committee on such terms as the compensation committee shall determine, provided that the board of directors has specified that no unexercised options held by a director will be included in any such measurement of value.

Directors affiliated with TA Associates, including Messrs. Johnston and Meeks in 2007, have historically declined to receive board and committee meeting compensation, including equity compensation. It is anticipated that no board or committee fees will be paid, or equity awarded, to these directors through 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of February 1, 2008: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director of the Company; (iii) by each executive officer of the Company named in the Summary Compensation Table set forth above under “Executive and Director Compensation”; and (iv) by all directors and executive officers of the Company as a group.

Percentage ownership calculations are based on 34,322,119 shares outstanding as of March 25, 2008.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage
TA Associates Funds (2)	17,137,186	49.9%
D.B. Zwirn Special Opportunities Fund, L.P.	764,800	2.2
Douglas J. Shaw (3)	926,984	2.7
Jacqueline D. Arthur (4)	223,334	*
John L. Seguin (5)	240,294	*
Janet M. Dunlap (6)	25,625	*
David L. McCarthy (7)	317,071	*
Robert M. Givens (8)	663,352	1.9
A. Bruce Johnston (9)	17,137,186	49.9
Roger J. Heinen, Jr. (10)	22,500	*
Pamela F. Lenehan (11)	22,500	*
Jonathan W. Meeks (12)	17,137,186	49.9
Peter J. Simone (13)	49,632	*
All executive officers and directors as a group (20 persons)(14)	20,154,670	58.7%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Except as otherwise indicated, addresses are c/o Monotype Imaging Holdings Inc., 500 Unicorn Park Drive, Woburn, MA 01801. The address of TA Associates and Messrs. Johnston and Meeks is c/o TA Associates, Inc., John Hancock Tower, 56th Floor, 200 Clarendon Street, Boston, MA 02116. The address of D.B. Zwirn Special Opportunities Fund, L.P. is D.B. Zwirn & Co., L.P., 745 Fifth Avenue, 18th Floor, New York, NY 10151.
(2)	The amount shown reflects the aggregate number of shares of common stock held by TA IX L.P., TA/Atlantic and Pacific IV L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors II, L.P. and TA Subordinated Debt Fund, L.P. (collectively, the “TA Associates Funds”).

Investment and voting control of the TA Associates Funds is held by TA Associates, Inc. No stockholder, director or officer of TA Associates, Inc. has voting or investment power with respect to our shares of common stock held by the TA Associates Funds. Voting and investment power with respect to such shares is vested in a four-person investment committee consisting of the following employees of TA Associates: Messrs. A. Bruce Johnston, Roger B. Kafker, C. Kevin Landry and Jonathan W. Meeks. Mr. Johnston is a Managing Director of TA Associates, Inc., the manager of the general partner of TA IX L.P. and TA Subordinated Debt Fund L.P., the general partner of the general partner of TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P. and TA Strategic Partners Fund B L.P., and the general partner of TA Investors II, L.P.

(3)	The amount shown includes 118,637 shares of restricted stock and 112,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(4)	The amount shown includes 41,250 shares of restricted stock and 31,710 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008. Also includes 23,784 shares of our common stock held by Andrew and Russell Young, Ms. Arthur’s sons, over which she has voting or investment power.
(5)	The amount shown includes 29,659 shares of restricted stock and 85,425 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(6)	The amount shown includes 25,625 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(7)	The amount shown includes 39,546 shares of restricted stock and 27,082 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(8)	The amount shown includes 70,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(9)	Mr. Johnston is a Managing Director of TA Associates and may be considered to have beneficial ownership of TA Associates’ interest in us. Mr. Johnston disclaims beneficial ownership of all such shares. See Note 2 above.
(10)	The amount shown includes 22,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(11)	The amount shown includes 22,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.
(12)	Mr. Meeks is a Managing Director of TA Associates and may be considered to have beneficial ownership of TA Associates’ interest in us. Mr. Meeks disclaims beneficial ownership of all such shares. See Note 2 above.
(13)	The amount shown includes 33,750 shares of restricted stock.
(14)	The amount shown includes the beneficial ownership of Messrs. Shaw, Seguin and McCarthy and Mses. Arthur and Dunlap, Messrs. Braverman, DeWitt, Greve, Martin, Roberts, McCallum, Murphy and Wildenberg and Ms. Money, and Messrs. Givens, Johnston, Meeks, Heinen and Simone and Ms. Lenehan. The amount shown includes 335,153 shares of restricted stock and 560,191 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instructions G to Form 10-K, any other information not set forth below that is required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2008 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2007.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policies and Procedures With Respect to Related Party Transactions

All related party transactions are reviewed pursuant to our Related Person Transaction Approval Policy, and reported to and, if required, approved by, our board of directors or audit committee, as applicable. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.

Arrangements with TA Associates, D.B. Zwirn and Certain Officers

Acquisition of Agfa Monotype

Until November 2004, Agfa operated its font and printer driver business through Agfa Monotype. On November 5, 2004, through a series of transactions described in greater detail below, these assets were acquired by a new entity, Monotype Imaging, which was wholly-owned by TA Associates, D.B. Zwirn and certain of the former officers and employees of Agfa Monotype, for a total purchase price of $194.0 million (consisting of cash plus assumption of certain obligations).

Investments in Holding Company. TA Associates, D.B. Zwirn and certain of our officers and employees purchased interests in IHC, the parent of Monotype Imaging, as set forth below.

•	TA Associates purchased 5,204,040 shares of convertible preferred stock for $52.0 million and 1,219,008 shares of common stock for approximately $3,000.

•	D.B. Zwirn purchased 250,000 shares of convertible preferred stock for $2.5 million and 68,300 shares of common stock for approximately $170.

•	Certain of our officers and employees purchased shares of convertible preferred stock and shares of common stock as further described below.

Reinvestment of Transaction Bonus paid to Agfa Employees. Agfa Monotype was obligated to pay certain officers and employees of Agfa Monotype a Transaction Bonus in the event of, among other things, a sale by Agfa of all of the common stock of Agfa Monotype. These payments were distributed following the closing, a portion of which were used to purchase shares of IHC and to acquire the notes described below.

•

Messrs. Shaw, Seguin, Burk, DeWitt, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens received aggregate payments of approximately $5.4 million, $529,000, $1.3 million, $397,000, $397,000, $2.1 million, $397,000, $397,000 and $5.4 million, respectively.

•

Messrs. Shaw, Seguin, Burk, DeWitt, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens used approximately $780,000, $77,000, $193,000, $120,000, $90,000, $308,000, $58,000, $75,000 and $780,000, out of their respective Transaction Bonus payments to purchase 77,959, 7,668, 19,269, 12,000, 9,000, 30,770, 5,801, 7,500 and 77,959 shares of convertible preferred stock of IHC, respectively, and 17,680, 1,768, 4,352, 2,720, 2,040, 7,004, 1,292, 1,700 and 17,680 shares of common stock of IHC, respectively. Mr. Greve invested $15,000 of his 2004 payment under the LIC plus a portion of his bonus to purchase 1,500 shares of convertible preferred stock of IHC and 340 shares of common stock of IHC.

Subordinated Notes Guaranteed by IHC. In connection with the acquisition, TA Associates, D.B. Zwirn and certain of the former officers and employees of Agfa Monotype loaned certain of our affiliates approximately $20.1 million, which was guaranteed by IHC, as set forth below. The subordinated note purchase agreement provided for the issuance of senior subordinated notes, due on May 6, 2010, which bore interest, compounded quarterly, on the unpaid principal amount at the rate of 12.00% per annum, payable in cash quarterly in arrears on May 15, August 15, November 15 and February 15 of each year, beginning February 15, 2005. The notes included a prepayment penalty if a voluntary redemption occurred prior to the maturity date.

•	TA Associates purchased senior subordinated notes with a principal amount of $17.8 million.

•	D.B. Zwirn purchased senior subordinated notes with a principal amount of $1.0 million.

•

Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens purchased senior subordinated notes with principal amounts of $260,000, $26,000, $64,000, $40,000, $5,000, $30,000, $103,000, $19,000, $25,000 and $260,000, respectively.

Rights of Convertible Preferred. The convertible preferred stock purchased by TA Associates, D.B. Zwirn and certain of our officers and employees had the rights, preferences and other terms as set forth in the certificate of incorporation of IHC, as in effect at the time thereof, including rights to convert into redeemable preferred and common stock in connection with our initial public offering.

Other Events. In connection with the acquisition, Messrs. Johnston and Meeks, Managing Directors of TA Associates, became members of our board of directors.

On June 15, 2005, Ms. Arthur and her two sons purchased an aggregate of 19,405 shares of our convertible preferred stock at a purchase price of $15.46 per share. On June 17, 2005, Ms. Arthur purchased 132,000 shares of restricted common stock at a fair market value of $1.365 per share.

Recapitalization of IHC

In August 2005, IHC entered into a recapitalization transaction and debt refinancing, which resulted in Monotype Imaging Holdings Inc. becoming the parent of IHC. All of the holders of shares of common stock of IHC exchanged their shares for shares of our common stock and all of the holders of shares of preferred stock of IHC exchanged their shares for shares of our convertible preferred stock and certain grants and payments described below. We also assumed the 2004 Stock Option Plan.

Cash Payments. Holders of convertible preferred stock received cash payments in the aggregate amount of $48.3 million, which reduced the aggregate liquidation preference of the shares of preferred stock from $10.00 to $1.74 per share.

•	TA Associates received a cash payment in the amount of $43.0 million.

•	D.B. Zwirn received a cash payment in the amount of $2.1 million.

•

Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens received cash payments in the amount of approximately $644,000, $63,000, $159,000, $99,000, $12,000, $74,000, $254,000, $48,000, $62,000 and $644,000, respectively. Ms. Arthur also received cash payments in the amount of $102,000, and each of her two sons received payments of $29,000.

Options and Restricted Stock. Additional options and restricted stock were granted and issued, respectively, to each person who held options and restricted stock at the time of the transfer of the 2004 Stock Option Plan to Monotype.

•

Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCarthy, Ms. Money and Messrs. Murphy and Givens received options to purchase 112,000, 35,080, 14,000, 11,668, 7,000, 37,332, 7,000, 10,620 and 70,000 shares of common stock of Monotype, respectively.

•	Mr. McCallum received 11,668 shares of restricted stock of Monotype.

•	Ms. Arthur and Mr. Martin received options to purchase 23,364 and 21,240 shares of common stock of Monotype, respectively.

As part of the recapitalization, we refinanced our First and Second Lien Credit Facilities and borrowed additional amounts from our existing lenders as further described below. A portion of the proceeds was used to retire the subordinated notes issued to TA Associates, D.B. Zwirn and certain of our officers and employees issued in connection with the acquisition of Monotype, at their face amount plus accrued and unpaid interest, plus a pre-payment premium equal to 6% of the face amount, as follows:

•	TA Associates received a total cash payment of $19.2 million.

•	D.B. Zwirn received a total cash payment of $1.1 million.

•

Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens received total cash payments in the amount of $280,000, $28,000, $69,000, $43,000, $5,000, $32,000, $111,000, $20,000, $27,000 and $280,000, respectively.

Arrangements with D.B. Zwirn and Wells Fargo

In connection with the acquisition of Agfa Monotype described above, we entered into a First Lien Credit Facility arranged by Wells Fargo Foothill, Inc. and a Second Lien Credit Facility arranged by D.B. Zwirn. The term loans under these credit facilities were amended in August 2005 to increase the borrowings permitted from $75 million to $100 million under the First Lien Credit Facility and from $40.0 million to $65.0 million under the Second Lien Credit Facility in connection with the recapitalization and to retire the subordinated notes. The terms of these facilities were amended again in July 2006, in connection with the acquisition of China Type Design and Linotype, to increase the term loans from $100 million to $140.0 million under the First Lien Credit Facility and from $65.0 million to $70.0 million under the Second Lien Credit Facility, and to increase the $5.0 million revolving line-of-credit under the First Lien Credit Facility to $10.0 million. In May 2007, we amended our credit facilities to define Adjusted EBITDA as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation, amortization and share based compensation. Concurrently with our initial public offering, we amended and restated our First Lien Credit Facility to provide for borrowings of a maximum aggregate amount of $160.0 million. This consisted of a term loan of $140.0 million and a revolving credit facility of up to $20.0 million. We used a portion of the proceeds we received in our initial public offering to repay the $70 million term loan under the Second Lien Credit Facility.

Our Amended and Restated Credit Agreement provides for monthly principal payments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. The next 12 scheduled monthly payments are reduced ratably by an aggregate of 50% of this additional payment.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus 2.75%, payable monthly. As of December 31, 2007, the blended interest rate on the First Lien Credit Facility was 7.75%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expenses, income taxes, depreciation and amortization and share based compensation expenses. As of December 31, 2007, the maximum leverage ratio permitted was 4.00:1.00 and our leverage ratio was 2.74:1.00. The maximum leverage ratio decreases by 0.25 each quarter beginning from April 1, 2008 through December 31, 2008, and by 0.50 for the quarter ending March 31, 2009.

Stockholders Agreement

In connection with the acquisition of Monotype described above, we entered into the stockholders agreement on November 5, 2004, with TA Associates and D.B. Zwirn. Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens, all of whom are current or former directors or executive officers, joined the agreement by executing employee investment agreements dated as of November 5, 2004 and Ms. Arthur, as well as her two sons, joined the agreement by executing an employee investment agreement dated as of June 15, 2005. The purpose of the stockholders agreement is to govern the relationship among the parties to the agreement. The stockholders agreement provides, among other things, the terms on which our securities held by these stockholders are to be transferred and voted. The stockholders agreement contains customary transfer restrictions, rights of first refusal and co-sale, drag-along, preemptive rights and voting obligations. These provisions, as well as most other provisions, of the stockholders agreement terminated upon the closing of our initial public offering. However, there are two material provisions of the stockholders agreement that survived the closing of our initial public offering. The surviving provisions include our covenant to indemnify TA Associates and D.B. Zwirn, including their associated investment funds, subject to exceptions, for damages, expenses or losses arising out of, based upon or by reason of any breach of a covenant or agreement made by us in the stockholders agreement, any third party or governmental claims relating to their status as a security holder, creditor, director, agent, representative or controlling person of us, or otherwise relating to their involvement with us. This covenant continues until the expiration of the applicable statute of limitations. Lastly, we have covenanted to obtain and maintain directors’ and officers’ liability insurance coverage of at least $5.0 million per occurrence, covering, among other things, violations of federal or state securities laws. We were required to increase the coverage to at least $15.0 million per occurrence in connection with our initial public offering, and this covenant survived the closing of our initial public offering and will continue to survive for so long as any person affiliated with TA Associates is a member of our board of directors.

Registration Rights Agreement

In connection with the acquisition of Monotype described above, we entered into a registration rights agreement, dated as of November 5, 2004, with investment funds affiliated with TA Associates and an investment fund affiliated with D.B. Zwirn. Messrs. Shaw, Seguin, Burk, DeWitt, Greve, McCallum, McCarthy, Ms. Money and Messrs. Murphy and Givens, all of whom are current or former directors or executive officers, joined the agreement by executing employee investment agreements dated as of November 5, 2004 and Ms. Arthur, as well as her two sons, joined the agreement by executing an employee investment agreement dated as of June 15, 2005. Under certain circumstances these stockholders are entitled to require us to register their shares of common stock under the securities laws for resale.

Indemnification and Employment Agreements

We have agreed to indemnify our directors and certain of our executive officers in certain circumstances. We have also entered into employment agreements and non-competition agreements with our executive officers. See “Executive and Director Compensation—Employment Agreements.”

Certain Transactions Related to Our Initial Public Offering

Upon the closing of our initial public offering in July 2007, we immediately repaid approximately $9.7 million to investment funds affiliated with TA Associates, Inc. and our other preferred stockholders, including Messrs. Givens and Shaw, Ms. Arthur, Messrs. Seguin, Dewitt, Greve, McCallum, McCarthy, Ms. Money and Mr. Murphy, each a director/officer of the Company, to redeem all of the shares of redeemable preferred stock that were issued and outstanding immediately following the conversion of our convertible preferred stock. The conversion of the convertible preferred stock occurred upon the closing of the initial public offering. Investment funds affiliated with TA Associates, Inc. received approximately $8.6 million of the $9.7 million upon the redemption of the redeemable preferred stock. Messrs. Givens and Shaw, Ms. Arthur, Messrs. Seguin, Dewitt, Greve, McCallum, McCarthy, Ms. Money and Mr. Murphy received approximately $128,866, $128,866, $20,314, $12,675, $19,836, $2,480, $14,877, $50,863, $9,589 and $12,398, respectively, upon the redemption of the redeemable preferred stock.

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

Exhibits are as set forth in the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2008.

MONOTYPE IMAGING HOLDINGS INC.

By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	April 1, 2008

/s/ JACQUELINE D. ARTHUR Jacqueline D. Arthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2008

/s/ ROBERT M. GIVENS Robert M. Givens	Chairman of the Board of Directors	April 1, 2008

/s/ A. BRUCE JOHNSTON A. Bruce Johnston	Director	April 1, 2008

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	April 1, 2008

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	April 1, 2008

/s/ JONATHAN W. MEEKS Jonathan W. Meeks	Director	April 1, 2008

/s/ PETER J. SIMONE Peter J. Simone	Director	April 1, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Employment agreement by and between the Monotype Imaging Inc. and Alex N. Braverman, dated as of January 3, 2008 (7)

10.10	Employment agreement by and between the Monotype Imaging Inc. and David L. McCarthy, dated as of November 5, 2004 (1)

10.11	Employment agreement by and between the Monotype Imaging Inc. and John L. Seguin, dated as of November 5, 2004 (1)

10.12	Employment agreement by and between the Monotype Imaging Inc. and Douglas J. Shaw, dated as of November 5, 2004 (1)

10.13	Employment agreement by and between the Monotype Imaging Inc. and Jacqueline D. Arthur, dated as of May 16, 2005 (1)

10.14	Employment agreement by and between the Monotype Imaging Inc. and Janet M. Dunlap, dated as of September 25, 2006 (1)

10.15	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

10.16	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.17	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.18	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.19	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. +

10.20	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. +

Exhibit Number	Description
10.21	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK +

10.22	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.23	Lease, dated as of June 13, 1997, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.24	Sublease, dated as of July 1, 2006, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.25	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.26	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.27	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.28	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.29	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.30	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.31	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.32	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.33	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

10.34	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.35	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 +

10.36	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.37	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.38	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.39	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

Exhibit Number	Description
10.40	Intellifont Software and Type Software Agreement dated August 15, 1991 by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended by Addendums No. 1 through 17 and the Letter Addendum dated September 19, 1995 and the Notification of Assignment of Agreement (2) †

10.41	Addendums No. 18 through 21 to the Intellifont Software and Type Software Agreement, dated as of August 15, 1991, by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended + ††

10.42	Equity Award Grant Policy (3)

10.43	2007 Incentive Compensation Plan, as amended (8)

10.44	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.45	2008 Executive Incentive Compensation Program (8)

10.46	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.47	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.48	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.49	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc. dated as of March 4, 2008 +

14.1	Code of Business Conduct and Ethics (8)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer +

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to rule 406 promulgated under the Securities Act of 1934, as amended.

††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 (“Rule 24b-2”) promulgated under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

+	Previously filed.