Form 10-K/A
period 2007-12-31
Monotype Imaging Holdings Inc.
filed 2008-04-22
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 is filed solely to (i) make a non-substantive change in Part I, Items 1 and 1A and Part II, Item 7, regarding our top ten licensees by revenue, (ii) update information included in Part I, Item 1A regarding beneficial ownership, (iii) include information required by Part II, Item 9A(T) of Form 10-K which was not previously included, (iv) revise Part II, Item 7 to correct a typographical error in the “Overview” section, (v) revise Part III, Item 10 to correct the disclosure regarding the business experience of Peter J. Simone, our director, (vi) revise Part III, Item 11 to correct the disclosure regarding Director Compensation, (vii) revise Part III, Item 12 to include a cross-reference to Part II, Item 5 of the registrant’s Annual Report on Form 10-K which sets forth the information required to be disclosed pursuant to Item 201(d) of Regulation S-K, and to update information regarding the beneficial ownership of shares, including with respect to shares held by D.B. Zwirn Special Opportunities Fund, L.P., (viii) revise Part IV, Item 15 to amend Exhibit 10.41 to such Annual Report to indicate that the confidential portion of such exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment and to include Exhibit 10.50, Lease between Tyne Flooring Limited and Agfa Monotype Limited, dated as of July 14, 2004, which was not previously included, and to revise the Exhibit Index and (ix) include the signature of the registrant’s principal accounting officer which was not previously included.

The following Items are amended in this Amendment No. 2 to Form 10-K, however, all Items have been presented in this Form 10-K/A in their entirety. This Form 10-K/A speaks as of the Company’s original Form 10-K filing date and, except as expressly provided above, has not been updated to reflect events occurring subsequent to such original filing date.

Item 1.	Business

Item 1A.	Risk Factors

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 9A(T).	Controls and Procedures

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 15.	Exhibits and Financial Statement Schedules

Signatures and Power of Attorney

All references contained herein to this “Form 10-K” are deemed to be references to this Form 10-K, as amended.

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

In 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 52.0% and 60.4% of our total revenue, respectively. In 2007 and 2006, no one customer accounted for more than 10% of our total revenue. In 2005, one customer, Lexmark International, accounted for 13% of our total revenue.

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

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. For the years ended December 31, 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 52.0% and 60.4% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, our license agreements are generally for a limited period of time and, upon expiration of their license agreements, OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

As of March 25, 2008, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 58.7% of our outstanding common stock. As a result, these persons, acting together, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

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

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2007, 2006 and 2005, our top ten licensees by revenue accounted for approximately 46.6%, 52.0% and 60.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue in 2007 and 2006, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected. For the year ended December 31, 2005 one customer accounted for 13% of our total revenue.

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

In the year ended December 31, 2007, our expenses were higher compared to the year ended December 31, 2006 primarily as a result of the cost of the additional headcount and infrastructure required to operate as a publicly traded company and having a full 12 months of Linotype expenses. We expect future general and administrative expenses to increase in absolute dollars in 2008.

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

•	The timelines to potential liquidity events ranged from approximately 18 months to 3 1/2 years.

•	The challenges we faced in executing on our business plan.

•	A discounted rate of return of 21% on potential proceeds.

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

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of December 31, 2007, the blended interest rate on the First Lien Credit Facility was 7.75%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing 12 months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of December 31, 2007, the maximum leverage ratio permitted was 4.00:1.00 and our leverage ratio was 2.74:1.00. The maximum leverage ratio decreases by 0.25 each quarter beginning from April 1, 2008 through December 31, 2008, and by 0.50 for the quarter ending March 31, 2009.

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

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2007 and 2006	57
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	58
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	59
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	61
Notes to Consolidated Financial Statements	63

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

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Redeem- able Preferred Stock	Common Stock		Treasury Stock		Subscrip- tions Receivable	Addi- tional Paid- In Capital	Retained Earnings (Deficit)	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income (Loss)
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2004	5,826,750	$58,268		3,537,352	$4			$(5)	$4	$1,914	$(18)	$1,899
Net income										7,121		7,121	$7,121
Subscription payments								5				5
Issuance of convertible redeemable preferred stock	19,405	300
Accretion of convertible redeemable preferred stock redemption value		5,514								(5,514)		(5,514)
Issuance of capital shares
—restricted share grants				160,708					181			181
—exercised options				32,256					41			41
Redemption of convertible redeemable preferred stock and conversion of convertible redeemable preferred stock and common stock pursuant to recapitalization		(48,289)
Cumulative translation adjustment, net of tax											(30)	(30)	(30)

Comprehensive income													7,091

Balance, December 31, 2005	5,846,155	15,793		3,730,316	4			—	226	3,521	(48)	3,703
Net income										7,062		7,062	$7,062
Accretion of convertible redeemable preferred stock redemption value		24,387								(24,387)		(24,387)
Repurchase of convertible redeemable preferred stock	(5,801)	(10)
Repurchase of unvested shares of restricted common stock				(40,836)		40,836	$(41)					(41)
Issuance of capital shares
—restricted share grants				60,000					13			13
—exercised options				14,608					8			8
Share based compensation									440			440
Unrecognized actuarial gain, net of tax											41	41	41
Cumulative translation adjustment, net of tax											581	581	581

Comprehensive income													$7,684

Balance, December 31, 2006	5,840,354	$40,170		3,764,088	$4	40,836	$(41)	$—	$687	$(13,804)	$574	$(12,580)

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Convertible Redeemable Preferred Stock		Redeem- able Preferred Stock	Common Stock		Treasury Stock		Subscrip- tions Receivable	Addi- tional Paid-In Capital	Retained Earnings (Deficit)	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income (Loss)
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,840,354	$40,170	—	3,764,088	$4	40,836	$(41)	$—	$687	$(13,804)	$574	$(12,580)
Net income										9,064		9,064	9,064
Accretion of convertible redeemable preferred stock redemption value		34,086								(34,086)		(34,086)
Conversion of convertible redeemable preferred stock to redeemable preferred stock and common stock	(5,840,354)	(74,256)	5,840,354	23,361,416	23				74,232			74,255
Redemption of redeemable preferred stock			(5,840,354)						(9,654)			(9,654)
Conversion of convertible notes payable				415,903	—				155			155
Issuance of capital shares
—restricted share grants				21,559	—				—			—
—exercised options				212,333	—				266			266
Repurchase of unvested restricted common shares				(12,358)		12,358	—					—
Vesting of restricted shares									92			92
Issuance of common stock upon initial public offering, net of related costs				6,500,000	7				67,244			67,251
Share based compensation									4,257			4,257
Tax benefit associated with options									940			940
Unrecognized actuarial gain, net of tax											328	328	328
Cumulative translation adjustment, net of tax											1,719	1,719	1,719

Comprehensive income													$11,111

Balance, December 31, 2007	—	$—	—	34,262,941	$34	53,194	$(41)	$—	$138,219	$(38,826)	$2,621	$102,007

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of adopting the new standard, the Company reclassified certain deferred tax liabilities to reserve for income taxes and accrued liabilities. There was no net effect on the Company’s financial position as a result of adopting the new standard. The total amount of uncertain tax positions, at both the date of adoption and December 31, 2007, was $1.7 million. In accordance with FIN 48, paragraph 19, the Company decided to classify interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at the date of adoption and December 31, 2007 was $89 thousand and $250 thousand, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Information

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify a change in our internal control over financial reporting that occurred during our fiscal quarter ending December 31, 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

During the fiscal quarter ended December 31, 2007, we continued to add and integrate professionals with accounting and control experience to our finance and accounting staff, including the hiring of our new principal accounting officer, trained certain key personnel with responsibilities for financial reporting and increased the level of oversight of our Linotype finance team to address the material weakness in our internal control over financial reporting identified by our independent registered public accounting firm in connections with the audit of our financial statements as of and for the year ended December 31, 2006. As of December 31, 2007, the material weakness identified by our independent registered public accounting firm was successfully remediated and no longer existed.

Other than the actions described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth information regarding our directors and executive officers, including their ages, as of March 25, 2008:

Name	Age	Position
Douglas J. Shaw	52	President and Chief Executive Officer and Director
Jacqueline D. Arthur	58	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
John L. Seguin	53	Executive Vice President
Alex N. Braverman	48	Vice President, Finance and Assistant Treasurer
David R. DeWitt	50	Vice President and General Manager, Creative Professional
Janet M. Dunlap	43	General Counsel and Secretary
Geoffrey W. Greve	50	Vice President, New Type Technology
Steven R. Martin	45	Vice President, Engineering and Development
John H. McCallum	51	Managing Director, Monotype Imaging Ltd.
David L. McCarthy	50	Vice President and General Manager, OEM Sales
Patricia J. Money	51	Vice President, Human Resources
Jack P. Murphy	59	Vice President and Chief Technologist
Christopher J. Roberts	40	Vice President, Marketing
Frank Wildenberg	41	Managing Director, Linotype GmbH
Robert M. Givens (1)	63	Chairman of the Board of Directors
A. Bruce Johnston (1)(3)	48	Director
Roger J. Heinen, Jr. (2)(3)	56	Director
Pamela F. Lenehan (2)(3)	55	Director
Jonathan W. Meeks	35	Director
Peter J. Simone (1)(2)	60	Director

(1)	Member of the nominating and corporate governance committee.

(2)	Member of the audit committee.

(3)	Member of the compensation committee.

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

Alex N. Braverman. Mr. Braverman has served as our Vice President, Finance and Assistant Treasurer since January 2008. From October 2005 until he joined us, he was the Vice President, Chief Accounting Officer and Corporate Controller at Mercury Computer Systems, a supplier of real-time image and digital signal processing computer systems. From February 1999 until September 2005, he was Vice President, Chief Accounting Officer and Corporate Controller of NMS Communications Corporation, a provider of technologies and solutions for converged and mobile networks. From July 1994 to February 1999, Mr. Braverman held various senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products. Mr. Braverman holds a bachelor’s degree in economics from Framingham State College and a master’s degree in business administration from Bentley College.

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

Christopher J. Roberts. Mr. Roberts has served as our Vice President, Marketing, since September 2007. From October 2002 until September 2007, he served as our Director of Marketing. From February 2001 until October 2002, he served as Marketing Manager, Creative Professional Division North America. From October 1999 until December 2000, he served as Marketing Programs Manager for Cambridge SoundWorks, a manufacture and distributor of consumer electronics. From January 1999 until October 1999, he served as Senior Market Development Manager for Bose Corporation, a

manufacture and distributor of consumer electronics. From August 1991 until January 1999, he held various senior marketing roles for Meinrad LP, a market research firm. Mr. Roberts holds a bachelor’s degree in business administration from Saint Michael’s College and a master’s degree in business administration from Clarkson University.

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

Peter J. Simone. Mr. Simone has served as a member of our board of directors since March 2006. Mr. Simone has served as an investment consultant and as a consultant to numerous private companies since February 2001. From June 2001 to December 2002, Mr. Simone was Executive Chairman of SpeedFam-IPEC, Inc., a semiconductor equipment company which was acquired by Novellus Systems, Inc. From February 2000 until February 2001, he served as a director and President of Active Controls Experts, Inc. He served as President, Chief Executive Officer and director of Xionics Document Technologies, Inc. from April 1997 until Xionics’ acquisition by Oak Technology, Inc., in January 2000. Mr. Simone serves on the board of directors for several companies, including Newport Corp., a technology supplier to several industries including microelectronics manufacturing and communications, Veeco Instruments, Inc., an equipment developer and supplier to various industries including data storage and semiconductors, and Cymer, Inc., a supplier of excimer light sources. Mr. Simone is also a member of the board of directors of several private technology companies and the Massachusetts High Technology Council. In addition, he is vice president of the board of Walker Home and School for Children. Mr. Simone holds a bachelor’s degree in accounting from Bentley College and a master’s degree in business administration from Babson College.

Board of Directors

Our certificate of incorporation provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each of class of our board of directors serve until their successors have been elected and qualified or until the earlier of their resignation or removal. Our board of directors consists of three Class II directors (currently Messrs. Meeks, Shaw and Simone), two Class III directors (currently Mr. Johnston and Ms. Lenehan) and two Class I directors (currently Messrs. Givens and Heinen), whose current terms will expire at the annual meetings of stockholders held in 2008, 2009 and 2010, respectively. A classified board of directors could have the effect of making it more difficult for a third party to acquire control of us.

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

Summary Compensation Table—2006 and 2007

Name and Principal Position	Year	Salary		Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Douglas J. Shaw,	2007	$250,000		$160,792	$125,000	$21,114	$556,906
Chief Executive Officer, President and Director	2006	$209,640		$47,005	$187,576	$20,472	$464,693
Jacqueline D. Arthur,	2007	$210,000		$120,155	$88,200	$21,024	$439,379
Senior Vice President, Chief Financial Officer and Treasurer	2006	$192,400		$22,606	$88,504	$20,929	$324,439
John L. Seguin,	2007	$225,000		$136,587	$94,500	$19,263	$475,350
Executive Vice President	2006	$200,005		$37,384	$126,595	$282,960	$646,944
Janet M. Dunlap,	2007	$204,600		$86,855	$98,208	$27,428	$417,091
General Counsel and Secretary	2006	$53,846	(1)	$22,440	$24,771	$3,614	$104,671
David L. McCarthy,	2007	$192,400		$14,006	$12,000	$66,172	$284,578
Vice President and General Manager, OEM Sales	2006	$178,825		$7,052	$85,628	$54,177	$325,682

(1)	Ms. Dunlap joined the Company on September 25, 2006.

(2)	We did not grant any equity awards to our named executive officers during 2007. The amounts reflect the share based compensation expense recorded in the applicable year in connection with share based awards held by the executive officers. Options to purchase shares of common stock were granted at fair market value on the date of grant, in accordance with SFAS No. 123 (revised 2004), Share Based Payment. The fair value is estimated based on the Black-Scholes option pricing model. Under the terms of the stock option agreements, 25% of the shares vest on the first anniversary of the grant date and the remaining shares vest quarterly over the following 3 years.

(3)	All non-equity incentive plan compensation was made pursuant to awards under our 2007 Executive Compensation Plan which were both awarded and earned in 2007.

(4)	The “All Other Compensation” column includes the following compensation:

Name	Year	401(k) Matching Program	Profit Sharing Program	Life Insurance Policy Premium	Accidental Death and Dismemberment Policy Premium	Other
Douglas J. Shaw	2007	$13,500	$6,750	$756	$108	$—
	2006	$13,200	$6,600	$588	$84	$—
Jacqueline D. Arthur	2007	$13,500	$6,750	$677	$97	$—
	2006	$13,200	$6,600	$455	$68	$606
John L. Seguin	2007	$11,700	$6,750	$711	$102	$—
	2006	$11,289	$6,600	$587	$84	$264,400	(A)
Janet M. Dunlap	2007	$9,473	$6,750	$665	$95	$10,445	(B)
	2006	$1,846	$1,616	$133	$19	$—
David L. McCarthy (C)	2007	$13,500	$6,750	$567	$81	$45,274
	2006	$13,200	$6,600	$493	$70	$33,814

(A)	Mr. Seguin received a $264,400 Transaction Bonus related to our November 5, 2004 acquisition from Agfa Corporation.

(B)	Ms. Dunlap received a recognition award from us valued at $10,445.

(C)	All amounts set forth in the column “Other” relate to sales commissions earned by Mr. McCarthy under our sales compensation plans.

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

Grants of Plan-Based Awards—2007

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold	Target		Maximum
Douglas J. Shaw	$—	$90,625	(2)	$150,000	(3)
Jacqueline D. Arthur	$—	$76,125	(2)	$126,000	(3)
John L. Seguin	$—	$81,563	(2)	$135,000	(3)
Janet M. Dunlap	$—	$74,168	(2)	$122,760	(3)
David L. McCarthy	$—	$20,000	(4)	$30,000

(1)	These awards were made and earned in 2007.

(2)	The target cash incentive compensation under our 2007 Executive Compensation Plan was 36.25% of the executive officer’s base salary.

(3)	The maximum cash incentive compensation under our 2007 Executive Compensation Plan was 60% of the executive officer’s base salary.

(4)	The target for Mr. McCarthy under our 2007 Sales Compensation Plan was two-thirds of the maximum payment under the plan.

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

Equity Compensation Plans

As of December 31, 2007, each of our named executive officers held awards under our 2004 Option Plan. In addition, in 2008 each of our named executive officers received awards under our 2007 Option Plan. Treatment of awards made under the 2004 Option Plan and 2007 Option in the event of a merger, sale or dissolution, or a similar “sale event,” are discussed below under “Potential Payments upon Termination or Change-in-Control—Stock Options and Restricted Stock.”

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

Name	Base Salary (1)	Continuation of Group Health Plan Benefits (2)	Non-Equity Incentive Plan Payments (3)	Equity Incentive Plan Payments (4)	Total
Douglas J. Shaw	$250,000	$14,086	$90,625	$1,872,182	$2,226,893
Jacqueline D. Arthur	$210,000	$13,951	$76,125	$654,089	$954,165
John L. Seguin	$225,000	$14,009	$81,563	$797,118	$1,117,690
Janet M. Dunlap	$102,300	$611	$74,168	$205,284	$382,363
David L. McCarthy	$192,400	$11,906	$20,000	$541,917	$766,223

(1)	All payments of base salary are payable in accordance with our usual payroll policies.

(2)	The calculation is based upon the coverage elected by the employee during their employment.

(3)	Assumes we met or exceeded 110% of our financial targets for 2007 for the company performance component and that the named executive officer earned their target amount for the individual component under the 2007 Executive Compensation Plan or the 2007 Sales Compensation Plan. The total target incentive compensation was 36.25% of the named executive officer’s base salary. The target amount under the 2007 Sales Compensation plan was two-thirds of the maximum payment. All amounts payable under the 2007 Executive Compensation Plan are payable in accordance with the regularly scheduled payments of the plan.

(4)	The following table sets forth information regarding the amounts payable under the plans described upon a change-in-control where the options are assumed or continued and the named executive officer’s employment is terminated by us without cause or by the executive for good reason, each as defined in the 2004 Option Plan, within 12 months of the change-in-control or upon a change-in-control.

Name	Number of Shares of Options Vesting due to Change-in- Control (A)	Value of Options Vesting due to Change-in- Control (B)	Number of Shares of Restricted Stock Vesting due to Change-in- Control (A)	Value of Shares of Restricted Stock Vesting due to Change-in- Control (B)	Total
Douglas J. Shaw	63,000	$672,569	79,091	$1,199,613	$1,872,182
Jacqueline D. Arthur	34,611	$312,415	24,750	$341,674	$654,089
John L. Seguin	48,174	$497,226	19,772	$299,892	$797,118
Janet M. Dunlap	24,376	$205,284	0	$0	$205,284
David L. McCarthy	11,603	$142,056	26,363	$399,861	$541,917

(A)	This number represents only the vesting of 50% of shares or options to purchase our common stock that were unvested as of December 31, 2007.

(B)	For purposes of this table, the value of shares or options not vested has been calculated by taking the difference of the option exercise price set forth in the table entitled “Outstanding Equity Awards at Fiscal Year-End—2007,” and the closing price of a share of our common stock on the NASDAQ Global Market on December 31, 2007, or $15.17, multiplied by the number of shares or options to purchase our common stock vesting upon the change-in-control.

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

Beginning in 2008, we will compensate our directors with a combination of cash and stock. Each non-employee director will receive cash compensation of $35,000 per year, with an additional amount paid to the members of the audit, compensation and nominating and corporate governance committees of $10,000, $7,500, and $5,000, respectively. The chairperson of each of the audit, compensation and nominating and corporate governance committees will receive additional cash compensation of $7,500, $5,000, and $3,000, respectively. The chairman of the board shall receive, in addition to the same cash compensation as the other non-employee directors, additional cash compensation of $25,000. All amounts will be paid in equal quarterly installments. In addition to this cash compensation, any new director will receive, upon election to the board of directors, a grant of restricted stock with an aggregate value equal to $120,000 based upon the closing price of our common stock on the grant date. The grant will vest quarterly in equal installments over a four year period. Finally, each year, in connection with our annual meeting of stockholders, each director will receive a grant of shares of restricted stock with a value equal to $60,000 based upon the closing price of our common stock on the grant date. The annual grants will vest on the earlier of the first anniversary of the grant date and our next annual meeting of stockholders.

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

Please refer to Part II, Item 5 discussion of “Securities Authorized for Issuance Under Equity Compensation Plans” on page 26 of this Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 25, 2008: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director of the Company; (iii) by each executive officer of the Company named in the Summary Compensation Table set forth above under “Executive and Director Compensation”; and (iv) by all directors and executive officers of the Company as a group. Percentage ownership calculations are based on 34,322,119 shares outstanding as of March 25, 2008.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage
TA Associates Funds (2)	17,137,186	49.9%
D.B. Zwirn Special Opportunities Fund, L.P (3).	764,800	2.2
Douglas J. Shaw (4)	926,984	2.7
Jacqueline D. Arthur (5)	223,334	*
John L. Seguin (6)	240,294	*
Janet M. Dunlap (7)	25,625	*
David L. McCarthy (8)	317,071	*
Robert M. Givens (9)	663,352	1.9
A. Bruce Johnston (10)	17,137,186	49.9
Roger J. Heinen, Jr. (11)	22,500	*
Pamela F. Lenehan (12)	22,500	*
Jonathan W. Meeks (13)	17,137,186	49.9
Peter J. Simone (14)	49,632	*
All executive officers and directors as a group (20 persons) (15)	20,154,670	58.7%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Except as otherwise indicated, addresses are c/o Monotype Imaging Holdings Inc., 500 Unicorn Park Drive, Woburn, MA 01801. The address of TA Associates and Messrs. Johnston and Meeks is c/o TA Associates, Inc., John Hancock Tower, 56th Floor, 200 Clarendon Street, Boston, MA 02116. The address of D.B. Zwirn Special Opportunities Fund, L.P. is D.B. Zwirn & Co., L.P., 745 Fifth Avenue, 18th Floor, New York, NY 10151.

(2)	The amount shown reflects the aggregate number of shares of common stock held by TA IX L.P., TA/Atlantic and Pacific IV L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors II, L.P. and TA Subordinated Debt Fund, L.P. (collectively, the “TA Associates Funds”).

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

(3)	Investment and voting control of D.B. Zwirn Special Opportunities Fund, L.P. is held by its manager, D.B. Zwirn & Co., L.P., a Delaware limited partnership. The general partner of D.B. Zwirn & Co., L.P. is DBZ GP, LLC, a Delaware limited liability company. The managing member of DBZ GP, LLC is Zwirn Holdings, LLC, a Delaware limited liability company. Daniel B. Zwirn is the managing member of Zwirn Holdings, LLC. Each of DBZ, GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn may be deemed to share voting and investment power with respect to the shares held by D.B. Zwirn Special Opportunities fund, L.P. Each of D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn disclaims beneficial ownership of shares of common stock of the Company owned by D.B. Zwirn Special Opportunities Fund, L.P.

(4)	The amount shown includes 118,637 shares of restricted stock and 112,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(5)	The amount shown includes 41,250 shares of restricted stock and 31,710 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008. Also includes 23,784 shares of our common stock held by Andrew and Russell Young, Ms. Arthur’s sons, over which she has voting or investment power.

(6)	The amount shown includes 29,659 shares of restricted stock and 85,425 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(7)	The amount shown includes 25,625 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(8)	The amount shown includes 39,546 shares of restricted stock and 27,082 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(9)	The amount shown includes 70,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(10)	Mr. Johnston is a Managing Director of TA Associates and may be considered to have beneficial ownership of TA Associates’ interest in us. Mr. Johnston disclaims beneficial ownership of all such shares. See Note 2 above.

(11)	The amount shown includes 22,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(12)	The amount shown includes 22,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

(13)	Mr. Meeks is a Managing Director of TA Associates and may be considered to have beneficial ownership of TA Associates’ interest in us. Mr. Meeks disclaims beneficial ownership of all such shares. See Note 2 above.

(14)	The amount shown includes 33,750 shares of restricted stock.

(15)	The amount shown includes the beneficial ownership of Messrs. Shaw, Seguin and McCarthy and Mses. Arthur and Dunlap, Messrs. Braverman, DeWitt, Greve, Martin, Roberts, McCallum, Murphy and Wildenberg and Ms. Money, and Messrs. Givens, Johnston, Meeks, Heinen and Simone and Ms. Lenehan. The amount shown includes 335,153 shares of restricted stock and 560,191 shares subject to options that are immediately exercisable or exercisable within 60 days of March 25, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Employment agreement by and between the Monotype Imaging Inc. and Alex N. Braverman, dated as of January 3, 2008 (7)

10.10	Employment agreement by and between the Monotype Imaging Inc. and David L. McCarthy, dated as of November 5, 2004 (1)

10.11	Employment agreement by and between the Monotype Imaging Inc. and John L. Seguin, dated as of November 5, 2004 (1)

10.12	Employment agreement by and between the Monotype Imaging Inc. and Douglas J. Shaw, dated as of November 5, 2004 (1)

Exhibit Number	Description
10.13	Employment agreement by and between the Monotype Imaging Inc. and Jacqueline D. Arthur, dated as of May 16, 2005 (1)

10.14	Employment agreement by and between the Monotype Imaging Inc. and Janet M. Dunlap, dated as of September 25, 2006 (1)

10.15	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

10.16	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.17	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.18	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.19	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. +

10.20	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. +

10.21	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK +

10.22	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.23	Lease, dated as of June 13, 1997, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.24	Sublease, dated as of July 1, 2006, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.25	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.26	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.27	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.28	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.29	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.30	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.31	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.32	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.33	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

Exhibit Number	Description
10.34	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.35	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 +

10.36	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.37	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.38	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.39	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.40	Intellifont Software and Type Software Agreement dated August 15, 1991 by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended by Addendums No. 1 through 17 and the Letter Addendum dated September 19, 1995 and the Notification of Assignment of Agreement (2) †

10.41	Addendums No. 18 through 21 to the Intellifont Software and Type Software Agreement, dated as of August 15, 1991, by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended * ††

10.42	Equity Award Grant Policy (3)

10.43	2007 Incentive Compensation Plan, as amended (8)

10.44	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.45	2008 Executive Incentive Compensation Program (8)

10.46	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.47	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.48	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.49	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 +

10.50	Lease between Tyne Flooring Limited and Agfa Monotype Limited, dated as of July 14, 2004 *

14.1	Code of Business Conduct and Ethics (8)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm +

23.2	Consent of Independent Registered Public Accounting Firm *

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.5	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.6	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to rule 406 promulgated under the Securities Act of 1934, as amended.

††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 (“Rule 24b-2”) promulgated under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2008.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Douglas J. Shaw and Jacqueline D. Arthur such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, including, but not limited to, this Amendment No. 2 to Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	April 22, 2008

/s/ JACQUELINE D. ARTHUR Jacqueline D. Arthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 22, 2008

/s/ ALEX N. BRAVERMAN Alex N. Braverman	Principal Accounting Officer	April 22, 2008

/s/ ROBERT M. GIVENS	Chairman of the Board of Directors	April 22, 2008
Robert M. Givens

/s/ A. BRUCE JOHNSTON	Director	April 22, 2008
A. Bruce Johnston

/s/ ROGER J. HEINEN, JR.	Director	April 22, 2008
Roger J. Heinen, Jr.

/s/ PAMELA F. LENEHAN	Director	April 22, 2008
Pamela F. Lenehan

/s/ JONATHAN W. MEEKS	Director	April 22, 2008
Jonathan W. Meeks

/s/ PETER J. SIMONE	Director	April 22, 2008
Peter J. Simone

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007	$—	$240	$(63)	$177
Year ended December 31, 2006	85	—	(85)	—
Year ended December 31, 2005	68	50	(33)	85