Form 10-Q
period 2008-03-31
Monotype Imaging Holdings Inc.
filed 2008-05-14
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2008 was 34,313,833.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$27,802	$19,584
Accounts receivable, net of allowance for doubtful accounts of $212 at March 31, 2008 and $177 at December 31, 2007	6,064	4,459
Income tax refunds receivable	328	1,391
Deferred income taxes	1,506	1,506
Prepaid expense and other current assets	2,040	1,156

Total current assets	37,740	28,096
Property and equipment, net	2,421	2,290
Goodwill	145,375	141,346
Intangible assets, net	101,109	102,446
Investment in interest rate cap	32	1
Prepaid royalties	311	315
Other assets	1,879	1,852

Total assets	$288,867	$276,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$931	$1,845
Accrued expenses	10,385	13,116
Accrued income taxes	2,331	2,687
Deferred revenue	14,826	4,652
Current portion of long-term debt	17,727	18,582

Total current liabilities	46,200	40,882
Long-term debt, less current portion	110,365	112,818
Deferred revenue, net of current portion	1,179	241
Deferred income taxes	17,928	15,567
Reserve for income taxes, net of current portion	1,149	1,387
Other long-term liability	233	245
Accrued pension benefits	3,541	3,199
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued and outstanding: 34,309,761 at March 31, 2008 and 34,262,941 at December 31, 2007.	34	34
Additional paid-in capital	139,098	138,219
Treasury stock, at cost, 53,194 shares	(41)	(41)
Accumulated deficit	(35,140)	(38,826)
Accumulated other comprehensive income	4,321	2,621

Total stockholders’ equity	108,272	102,007

Total liabilities and stockholders’ equity	$288,867	$276,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$27,343	$25,710
Costs and expenses:
Cost of revenue	2,701	2,747
Cost of revenue—amortization of acquired technology	849	844
Marketing and selling	5,428	4,531
Research and development	4,287	4,049
General and administrative	5,170	3,536
Amortization of other intangible assets	1,806	1,779

Total costs and expenses	20,241	17,486
Income from operations	7,102	8,224
Other (income) expense:
Interest expense	2,565	5,344
Interest income	(53)	(21)
Gain on foreign exchange	(2,244)	(140)
Loss on interest rate caps	14	259
Other income, net	(5)	(246)

Total other expense	277	5,196
Income before provision for income taxes	6,825	3,028
Provision for income taxes	3,139	1,448

Net income	$3,686	$1,580

Net income (loss) available to common stockholders	$3,686	$(12,126)

Net income (loss) per common share:
Basic	$0.11	$(4.35)
Diluted	$0.10	$(4.35)
Weighted average number of shares:
Basic	33,516,729	2,786,916
Diluted	35,406,054	2,786,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$3,686	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,940	2,857
Amortization of deferred financing costs and debt discount	198	265
Share based compensation	688	382
Provision for doubtful accounts	57	—
Deferred income taxes	876	1,351
Unrealized currency gain on foreign denominated intercompany transactions	(2,608)	(255)
Unrealized (gain) loss on interest rate caps	(31)	13
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,451)	(6,000)
Prepaid expenses and other assets	(167)	(1,729)
Accounts payable	(993)	(647)
Accrued income taxes	404	—
Accrued expenses and other liabilities	(3,025)	(4,408)
Deferred revenue	10,371	7,168

Net cash provided by operating activities	10,945	577

Cash flows from investing activities
Purchases of property and equipment	(311)	(194)
Acquisitions, net of cash acquired	—	(9)

Net cash used in investing activities	(311)	(203)

Cash flows from financing activities
Purchase of interest rate cap	(45)	—
Proceeds from issuance of debt, net of issuance costs	—	(60)
Payments on long-term debt	(3,505)	(2,374)
Excess tax benefit on stock options	38	—
Proceeds from exercises of common stock options	135	3

Net cash used in financing activities	(3,377)	(2,431)
Effect of exchange rates on cash and cash equivalents	961	355

Increase (decrease) in cash and cash equivalents	8,218	(1,702)
Cash and cash equivalents at beginning of period	19,584	8,540

Cash and cash equivalents at end of period	$27,802	$6,838

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

•

We amended and restated our First Lien Credit Facility which increased our borrowings thereunder to $140.0 million from $128.4 million and increased the maximum available under our revolving line-of-credit to $20 million from $10 million. In connection with this amendment and restatement, we paid a fee of $0.7 million.

•

We used the proceeds from the offering, net proceeds from the amendment to our First Lien Credit Facility and cash on hand, to pay in full the outstanding borrowings under our Second Lien Credit Facility of $70.0 million, plus a $1.4 million prepayment penalty.

•

Three convertible promissory notes issued in connection with our acquisition of China Type Design in July 2006 with an aggregate face amount of $0.6 million were converted into 415,903 shares of restricted common stock of the Company.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q

and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 as reported in the Company’s annual report on Form 10-K, as amended.

3.	Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Simplified Method

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the staff views regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share Based Payment (“SFAS123R”). The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the simplified method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

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

4.	Fair Value Measurement

On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 was not material to our consolidated financial statements.

As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available and requires the company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of observable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The following table presents our financial assets that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – interest rate caps	$32	$—	$32	$—

Total	$32	$—	$32	$—

5.	Intangible Assets

Intangible assets as of March 31, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	Life (Years)	March 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$47,215	$(14,376)	$32,839	$46,657	$(13,206)	$33,451
Acquired technology	12-15	43,843	(10,068)	33,775	43,634	(9,197)	34,437
Non-compete agreements	4-6	11,817	(8,989)	2,828	11,691	(8,261)	3,430
Trademarks		27,267	—	27,267	26,728	—	26,728
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$134,542	$(33,433)	$101,109	$133,110	$(30,664)	$102,446

Amortization is calculated on a straight line basis. Amortization of acquired technology is a cost of revenue and for the three months ended March 31, 2008 and 2007 was $0.8 million and $0.8 million, respectively. Amortization of other intangible assets for the three months ended March 31, 2008 and 2007 was $1.8 million and $1.8 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll and related benefits	$3,360	$5,256
Royalties	2,671	2,223
Interest	159	1,140
Legal and audit fees	1,383	727
Sales taxes	1,304	2,264
Other	1,508	1,506

Total accrued expenses	$10,385	$13,116

7.	Debt

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
First Lien Credit Facility—$122.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (5.3% at March 31, 2008), and $8.2 million at Prime plus 1.25% (6.5% at March 31, 2008) due in monthly installments of principal and interest through July 2012	$130,667	$134,167
Note payable—Other	33	38

	130,700	134,205
Less unamortized financing costs and debt discount	(2,608)	(2,805)

Total debt	128,092	131,400
Less current portion	(17,727)	(18,582)

Long-term debt	$110,365	$112,818

We are subject to a maximum leverage ratio under the terms of our First Lien Credit Facility and we were in compliance with the convenants under our Amended and Restated Credit Agreement as of March 31, 2008. There have been no changes to the leverage ratio definition or the allowable threshold criteria since December 31, 2007.

8.	Defined Benefit Pension Plan

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$25	$28
Interest cost	44	34

Net periodic benefit cost	$69	$62

9.	Income Taxes

For the three months ended March 31, 2008 and 2007, our effective tax rate was 46.0% and 47.8%, respectively. During the three months ended March 31, 2008, the effective rate includes 4.0% due to permanent non-deductible stock based compensation expense, and 2.7% for non-deductible costs for income tax purposes associated with the filing of a registration statement during the quarter. During the three months ended March 31, 2007, the Company revised its estimate concerning the future reversal of timing items and concluded that reversal is likely to occur when the U.S. federal incremental tax rate is at 35% versus the 34% rate utilized in previous years. Accordingly the deferred tax impact associated with this change in estimate was recorded, and resulted in an increase in the effective tax rate by approximately 6.9%.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48, which resulted in the reclassification of approximately $1.6 million from deferred income tax liabilities to the reserve for income taxes. As of both March 31, 2008 and December 31, 2007, the reserve balance was approximately $1.4 million, of which approximately $1.0 million, if recognized, would result in a reduction to the Company’s effective tax rate. Approximately $0.2 million is expected to be recognized within the next year. Accordingly, $0.2 million has been included in accrued income taxes in the accompanying condensed consolidated balance sheet and the remaining $1.2 million has been included in reserve for income taxes, net of current portion in the accompanying consolidated balance sheet as of March 31, 2008. The reserve has decreased by approximately $13 thousand for the three months ended March 31, 2008. In accordance with FIN 48, the Company elected to classify potential interest and penalties as a component of tax expense. As of January 1, 2007, the Company accrued approximately $0.1 million for tax related interest and penalties, and as of both March 31, 2008 and December 31, 2007, the total amount of accrued interest and penalties was $0.3 million. The Company does not anticipate a material change in the amount of uncertain tax positions within the next twelve months.

The Company is currently subject to examination by the Internal Revenue Service and foreign jurisdictions for the years 2004 through 2007. The Company’s and its subsidiaries’ state income tax returns are subject to audit for the years 2004 through 2007.

10.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$3,686	$1,580
Net changes in:
SFAS 158 pension liability, net of tax of $44 and $0, respectively	65	—
Foreign currency translation adjustment, net of tax of $1,044 and $72, respectively	1,635	112

Total comprehensive income	$5,386	$1,692

11.	Net Income (Loss) Per Share

The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income, as reported	$3,686	$1,580
Less: preferred stock accretion	—	(13,706)

Net income (loss) available to common shareholders	$3,686	$(12,126)

Allocation of net income (loss):
Basic:
Net income (loss) available to common shareholders	$3,686	$(12,126)
Net income available for preferred shareholders	—	—

Net income (loss)	$3,686	$(12,126)

Diluted:
Net income (loss)	$3,686	$(12,126)
Less: dividends on redeemable preferred stock	—	—

Net income (loss) available for common shareholders	$3,686	$(12,126)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,289,333	3,767,164
Less: weighted-average shares of unvested restricted common stock outstanding	(772,604)	(980,248)

Weighted-average number of common shares used in computing basic net income (loss) per common share	33,516,729	2,786,916

Diluted:
Weighted-average shares of common stock outstanding	34,289,333	3,767,164
Less: weighted-average shares of unvested restricted common stock outstanding	(772,604)	(980,248)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,246,079	—
Weighted-average number of restricted stock, based on the treasury stock method	643,246	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	35,406,054	2,786,916

Computation of net income (loss) per common share:
Basic:
Net income (loss) available to common shareholders	$3,686	$(12,126)
Weighted-average number of common shares used in computing basic net income (loss) per common share	33,516,729	2,786,916

Net income (loss) per share applicable to common shareholders	$0.11	(4.35)

Diluted:
Net income (loss) available to common shareholders	$3,686	$(12,126)
Weighted-average number of common shares used in computing diluted net income (loss) per common share	35,406,054	2,786,916

Net income (loss) per share applicable to common shareholders	$0.10	$(4.35)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Convertible redeemable preferred stock	—	23,361,416
Unvested restricted shares	—	980,248
Options	67,574	1,107,724
Convertible notes payable	—	413,345

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

12.	Stock Compensation Plans

Equity Award Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (“2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of March 31, 2008, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. There were no repurchases of unvested restricted stock made in the three months ended March 31, 2008 or 2007.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan after giving effect to a 4-for-1 stock split effective July 5, 2007, and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of March 31, 2008, 1,031,283 options and 13,559 restricted stock awards have been granted under the 2007 Option Plan.

Share Based Compensation

We account for share based compensation in accordance with SFAS No. 123R which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. During the three months ended March 31, 2008 and 2007, we recorded total share based compensation expense of $0.7 million and $0.4 million, respectively.

The following presents the impact of share based compensation expense on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Marketing and selling	$130	$101
Research and development	303	74
General and administrative	255	207

Total share based compensation	$688	$382

Included in our share based compensation expense for the three months ended March 31, 2008, was $0.2 million of expense related to shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes and which is included in research and development in the accompanying condensed consolidated statements of operations. As of March 31, 2008, the Company had $12.7 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 3.5 years.

Stock Option Awards

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.7%	4.7%
Expected dividend yield	—	—
Expected volatility	66.0%	71.7%
Expected term (in years)	6.1	6.1
Weighted average fair value per share	$9.35	$11.35

Stock option activity for the three months ended March 31, 2008 is presented below:

Stock Option Awards	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in thousands)	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2007	2,335,769	$4.57
Granted	905,800	15.10
Cancelled	(26,141)	6.01
Exercised	(46,820)	2.88

Outstanding at March 31, 2008	3,168,608	$7.59	$23,835	8.6 years

Exercisable at March 31, 2008	1,046,447	$3.04	$12,629	7.6 years

Vested or expected to vest at March 31, 2008(2)	3,104,943	$7.55	$23,499

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our shares of common stock on March 31, 2008.
(2)	Represents the number of vested options as of March 31, 2008, plus the number of unvested options expected to vest as of March 31, 2008, based on the unvested options outstanding at March 31, 2008, adjusted for the estimated forfeitures.

Unvested Share Awards

Unvested stock activity for the three months ended March 31, 2008 is presented below:

Unvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	826,119	$0.69
Granted	—	—
Vested	(145,478)	0.41
Cancelled	—	—

Unvested at March 31, 2008	680,641	$0.75

13.	Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, OEM and creative professional, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two major markets (in thousands):

	Three Months Ended March 31,
	2008	2007
OEM	$17,760	$17,263
Creative professional	9,583	8,447

Total	$27,343	$25,710

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S. and our wholly-owned subsidiaries and affiliates in the United Kingdom, Germany, Hong Kong and Japan. The following summarizes revenue by location:

	Three Months Ended March 31,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except percentages)
United States	$9,703	35.5%	$9,277	36.1%
Asia	10,060	36.8	9,544	37.1
United Kingdom	2,599	9.5	2,303	8.9
Germany	4,981	18.2	4,586	17.9

Total	$27,343	100.0%	$25,710	100.0%

14.	Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of March 31, 2008 and December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Historically, we have not recorded material losses due to customer nonpayment.

15.	Commitments and Contingencies

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

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2008 and December 31, 2007.

16.	Subsequent Events

On April 4, 2008, Linotype entered into a lease for new office space in Bad Homburg, Germany. The lease term commences on September 1, 2008 and ends December 31, 2012. Annual rent costs approximates $0.6 million, and consist of rent and service charges which are payable monthly. The lease contains a five year renewal option and a 2% annual rent escalation beginning January 2009.

On May 7, 2008, we entered into a currency swap contract to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note, which matures on December 14, 2012. The swap contract payment terms approximate the payment terms of the intercompany note. The currency swap contract reduces the availability under our line-of-credit by approximately $4.0 million. The derivative instrument will be accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 157. For the period April 1, 2008 through the date of execution of the swap, the Company’s foreign exchange loss on the intercompany note was approximately $0.9 million.

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

Our customers are located in the United States, Asia, Europe and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany and Hong Kong. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	Three Months Ended March 31,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$9.7	35.5%	$9.3	36.1%
Asia	10.0	36.8	9.5	37.1
United Kingdom	2.6	9.5	2.3	8.9
Germany	5.0	18.2	4.6	17.9

Total	$27.3	100.0%	$25.7	100.0%

For the three months ended March 31, 2008 and 2007, sales by our subsidiaries located outside North America comprised 64.5% and 63.9%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2008 and 2007, our top ten licensees by revenue accounted for approximately 45.4% and 48.7% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2008 or 2007, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue includes labor costs for the design and thus is substantially higher than the cost of our other revenue and as a result our gross margin varies from period to period depending on the level of custom design revenue recorded.

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

Sales commission expense varies as a function of revenue and goal achievement from period-to-period. Marketing and selling non-commission expenses increased during the three months ended March 31, 2008 as a result of headcount increases and associated salary increases as compared to the same period in 2007. We expect marketing and selling expense to continue to increase in absolute dollars going forward.

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

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. We made a strategic decision to increase our research and development headcount in 2006, and continued in 2007, to develop and launch next generation technologies. Excluding share based compensation expense, we expect research and development expense to increase in absolute dollars going forward. A significant portion of the research and development share based compensation expense for the three months ended March 31, 2008 is associated with a consultant, who was granted restricted stock in connection with the acquisition of China Type Design. The restricted stock for this consultant is subject to variable accounting.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

In the three months ended March 31, 2008, our general and administrative expenses were higher compared to the three months ended March 31, 2007 as a result of the additional infrastructure required to operate as a public company and increased legal costs of maintaining and protecting the Linotype font library. In addition, we incurred approximately $0.5 million of additional costs associated with a registration statement filed with the SEC in the first quarter of 2008. Excluding these additional costs, we expect future general and administrative expenses to increase in absolute dollars in 2008.

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

Provision for Income Taxes

For the three months ended March 31, 2008, our effective tax rate was 46.0%. Our effective tax rate is comprised principally of a federal statutory rate of 35.0% and a local rate of 3.5%, plus approximately 2.7% as a result of non-deductible expenses associated with a registration statement filed with the SEC in the first quarter of 2008 and 4.0% for stock based compensation.

Our actual payments for taxes are significantly lower than our book tax expense because we amortize goodwill and indefinite-lived intangible assets for tax purposes. The difference between the amortization for tax purposes and accounting for financial statements in accordance with GAAP gives rise to a deferred tax liability for GAAP. The balance of this GAAP deferred tax liability at December 31, 2007 was $14.1 million. This balance is included with the net intangible deferred tax liabilities disclosed in the footnotes to our consolidated financial statements included in our Annual Report on Form 10-K, as amended, (File No. 001-33612) for the year ended December 31, 2007 and is expected to increase each year over the 15 year period that goodwill and indefinite-lived intangible assets are amortized for tax purposes, unless goodwill and indefinite-lived intangibles are determined to be impaired for GAAP purposes. In the event of an impairment, a charge would be recognized in our financial statements, and the GAAP deferred tax liability would be reversed. This charge and reversal of the deferred tax liability would not give rise to a payment of taxes. Absent an impairment, the change in these deferred tax liabilities from period to period generally approximates the additional deduction for amortization we receive for tax purposes, but not for book tax expense.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. Additional information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K, as amended for the year ended December 31, 2007.

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

Sales Taxes

We record revenue net of sales taxes. Sales taxes are collected and remitted to tax authorities as required, typically on a monthly or quarterly basis, except for Japanese consumption tax, which is remitted on an annual basis. As a result, accrued sales tax consists principally of Japanese consumption tax (see Note 6 to our consolidated financial statements).

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

Share Based Compensation

We account for share based compensation in accordance with SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R. SFAS 123R requires that all share based payments to employees, including grants of stock options and restricted stock, be recognized in the statements of operations based on their fair values at the grant dates. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. In accordance with SFAS 123R, we recognized the fair value of employees share based awards granted or modified on or after January 1, 2006 using the straight line method over the vesting period of the award. During the three months ended March 31, 2008, we recorded total share based compensation expense of $0.7 million, of which $0.2 million is associated with the China Type Design restricted shares. In connection with our initial public offering on July 25, 2007, three promissory notes issued in connection with the acquisition of China Type Design were converted into 415,903 shares of restricted common stock. These shares vest over a four year period that commenced upon the issuance of the notes in July 2006. During the three months ended March 31, 2007, we recorded total share based compensation expense of $0.4 million.

Pension Plan

In 2006, we adopted accounting statement SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to April 1, 2006, at which time the pension plan was closed to new participants. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following discussion compares the three months ended March 31, 2008 with the three months ended March 31, 2007.

Sales by Segment. We view our operations and manage our business as one segment; the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (CE device manufacturers and independent software vendors, together OEM, and creative professional), expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended March 31,		Increase
	2008	2007
OEM	$17,760	$17,263	$497
Creative professional	9,583	8,447	1,136

Total revenue	$27,343	$25,710	$1,633

Revenue

Revenue was $27.3 million and $25.7 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $1.6 million, or 6.4%. We experienced growth in both OEM and creative professional revenue. OEM revenue was $17.8 million and $17.3 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $0.5 million, or 2.9%, primarily the result of an increase in license revenue. Creative professional revenue was $9.5 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $1.1 million, or 13.5%, primarily the result of an increase in direct sales.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, remained unchanged at $2.7 million for the three months ended March 31, 2008 and 2007. Cost of revenue, excluding amortization of acquired technology, was 9.9% and 10.7% as a percentage of total revenue in the three months ended March 31, 2008 and 2007, respectively. The decrease as a percentage of total revenue is mainly due to a shift in sales mix primarily resulting from a decrease in custom revenue in the three months ended March 31, 2008. Custom revenue has a higher associated cost.

The portion of cost of revenue consisting of amortization of acquired technology remained unchanged at $0.8 million for the three months ended March 31, 2008 and 2007.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $5.4 million and $4.5 million in the three months ended March 31, 2008 and 2007, respectively, an increase of $0.9 million, or 19.8%. Increased personnel and personnel-related costs contributed $0.6 million to the increase in sales and marketing expenses in the first quarter of 2008 as compared to the first quarter of 2007. Increased internet and direct advertising expenses contributed $0.2 million to the increase in marketing and selling.

Research and Development. Research and development expense increased $0.3 million, or 5.9%, to $4.3 million in the three months ended March 31, 2008 from $4.0 million for the three months ended March 31, 2007. The increase was primarily due to share based compensation expense of $0.2 million in the three months ended March 31, 2008, related to the shares of restricted common stock issued upon the conversion of the China Type Design promissory notes, as there was no similar expense in the same period in 2007.

General and Administrative. General and administrative expense was $5.2 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $1.6 million, or 46.2%. Increased personnel costs of $0.7 million, mainly as a result of an increase in the number of employees in our finance department, contributed to the overall increase. We were a private company in the three months ended March 31, 2007 and had begun to add additional personnel and infrastructure needed to operate as a public company. Increased professional services and legal expenses contributed $0.7 million to the increase, primarily the result of filing a registration statement with the SEC and protection of the Linotype font library.

Amortization of Other Intangible Assets. Amortization of other intangible assets remained unchanged at $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $2.8 million, or 52.8%, to $2.5 million for the three months ended March 31, 2008, as compared to $5.3 million for the three months ended March 31, 2007. The decrease is the result of lower total debt outstanding in the first quarter of 2008 as compared to the same period in 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding at March 31, 2008 was $128.1 million as compared to $205.1 million at March 31, 2007. In July 2007, we paid off our $70 million Second Lien Credit Facility. At March 31, 2008, the blended interest rate on our First Lien Credit Facility was 5.4% as compared to a blended rate of 8.6% at March 31, 2007.

Gain on Foreign Exchange

Gain on foreign exchange was $2.2 million in the three months ended March 31, 2008, as compared to $0.1 million in the three months ended March 31, 2007, an increase of $2.1 million. The gain is due primarily to our intercompany note, which is denominated in Euros, and was unhedged at March 31, 2008 and 2007. While there was significant strengthening of the Euro as compared to the U.S. dollar in the three months ended March 31, 2008, there was no corresponding increase in the three months ended March 31, 2007.

Provision for Income Taxes

For the three months ended March 31, 2008 and 2007, our effective tax rate was 46.0% and 47.8%, respectively. During the three months ended March 31, 2008, the effective rate includes 4.0% due to permanent non-deductible stock based compensation expense, and 2.7% for non-deductible costs for income tax purposes associated with a registration statement filed with the SEC during the quarter. During the three months ended March 31, 2007, the Company revised its estimate concerning the future reversal of timing items and concluded that reversal is likely to occur when the U.S. federal incremental tax rate is at 35% versus the 34% rate utilized in previous years. Accordingly the deferred tax impact associated with this change in estimate was recorded, and resulted in an increase in the effective tax rate by approximately 6.9%.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2008 and 2007

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $27.8 million and a $20.0 million revolving line-of-credit. The line-of-credit was undrawn at March 31, 2008 and December 31, 2007. In April 2008, we made a mandatory prepayment of $6.8 million under our Amended and Restated Credit Facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$10,945	$577
Net cash used in investing activities	(311)	(203)
Net cash used in financing activities	(3,377)	(2,431)
Effect of exchange rates on cash and cash equivalents	961	355

Total increase (decrease) in cash and cash equivalents	$8,218	$(1,702)

Operating Activities

Since 2005, our operating activities have generated positive cash flows. Significant variations in operating cash flows may occur because, from time to time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis. The timing and extent of such prepayments significantly impacts our cash balances.

We generated $10.9 million in cash from operations during the three months ended March 31, 2008. We generated $0.6 million in cash from operations during the three months ended March 31, 2007. Net income, after adjusting for depreciation and amortization, amortization of financing costs and debt discount, share based compensation, provision for income taxes, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and loss on interest rate caps, generated $5.7 million in cash. Deferred revenue and accrued income taxes provided $10.4 million and $0.4 million, respectively, in cash. These were partially offset by increases in accounts receivables and prepaid and other assets and decreases in accounts payable and accrued expenses and other liabilities using $5.6 million in cash. The decreased balance in accounts payable is the result of timing of some contractual royalty payments.

Net cash provided from operations for the three months ended March 31, 2007 was $0.6 million. Net income, after adjusting for depreciation and amortization, amortization of financing costs and debt discount, share based compensation, , deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and loss on interest rate caps, generated $6.2 million in cash.

Net cash used for working capital purposes was $5.6 million, consisting principally of a decrease in accrued expenses of $4.4 million and an increase in prepaid expenses and other assets of $1.7 million. The decrease in accrued expenses was driven primarily by the payment of annual bonuses to employees during the quarter, and the increase in prepaid expenses and other assets was driven primarily by payments of direct costs of our initial public offering. In addition, our accounts receivable increased by $6.0 million and our deferred revenue increased by $7.2 million, both changes primarily due to the billing of prepaid royalties that were contractually due from one customer in the amount of $5.0 million.

Investing Activities

During the three months ended March 31, 2008, cash used in investing activities was $0.3 million which consisted of purchases of property and equipment. During the three months ended March 31, 2007, we used $0.2 million in cash for investing activities, which consisted primarily of $0.2 million of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2008 was $3.4 million. Installment payments on long-term debt were $3.5 million in cash. We received $0.1 million in cash from the issuance of common stock for stock option exercises. During the three months ended March 31, 2007, cash used in financing activities consisted primarily of payments on our long term debt totaling $2.4 million.

Credit Facilities

On July 30, 2007, in connection with our initial public offering, we amended and restated our First Lien Credit Facility, or Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of March 31, 2008, the blended interest rate on the First Lien Credit Facility was 5.42%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of March 31, 2008, the maximum leverage ratio permitted was 4.00:1.00 and our leverage ratio was 2.60:1.00.

In May 2007, we amended our First Lien Credit Facility to define Adjusted EBITDA as described above. We also amended our First Lien Credit Facility to provide additional borrowings, reduce our interest rate and modify covenants; however, the Adjusted EBITDA definition was not changed. On April 17, 2008, we amended our First Lien Credit Facility to increase the beneficial owner threshold in the change of control definition.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$3,686	$1,580
Provision for income taxes	3,139	1,448
Interest expense, net	2,512	5,323
Depreciation and amortization	2,940	2,857

EBITDA	$12,277	$11,208
Share based compensation	688	382

Adjusted EBITDA(1)	$12,965	$11,590

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements. Details of our assets measured at fair value on a recurring basis are found in Note 4 to our consolidated financial statements. We have not completed our assessment of the impact of the deferral on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $11.8 million and $11.2 million at March 31, 2008 and December 31, 2007, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2008 and December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2008 and 2007, no customer accounted for more than 10% of our revenue.

Derivative Financial Instruments and Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, SFAS 133 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our First Lien Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At March 31, 2008, the blended rate of interest on our outstanding debt was 5.4%. For each one percent increase in interest rates our interest expense would increase by $1.3 million; however, this would be mitigated by our interest rate caps. We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At March 31, 2008, we had three interest rate cap contracts outstanding with notional amounts totaling $120.0 million. One contract, in the notional amount of $50.0 million, has a fixed rate of 5.5% and expires in September 2008. The second contract, in the notional amount of $60.0 million, has a fixed rate of 6.5% and expires in August 2008. The third contract, in the notional amount of $10.0 million, has a fixed rate of 6.5% and expires in December 2010. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. At March 31, 2008, there was a shortfall of approximately $8.1 million of our total debt that was unhedged which approximates the amount of principal paid in early April 2008. The total fair value of these financial instruments at March 31, 2008 and December 31, 2007 was approximately $32 thousand and $900, respectively. In the three months ended March 31, 2008 and 2007, we recognized losses of $14 thousand and $0.3 million, respectively, which have been included in other income and expenses in the accompanying consolidated statements of operations.

Foreign Currency Exchange Rate Risk

In accordance with SFAS No. 52, Foreign Currency Translation, or SFAS 52, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2008, there were no currency contracts outstanding. At December 31, 2007, we had one currency contract outstanding with fair value loss of $74 thousand.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is stated in Euros. At March 31, 2008, the note balance was approximately $28.9 million. This is an unhedged position with respect to which we are subject to currency fluctuation risk. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.8 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations. On May 7, 2008 we entered into a currency swap contract to mitigate our exposure to this risk. For the three months ended March 31, 2008 and 2007, we incurred exchange gains of $2.3 million and $0.3 million, respectively, on this intercompany note.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the timeliness and reliability of the information disclosed. Since 2006, we have been documenting and reviewing the design and effectiveness of our internal controls over financial reporting in anticipation of the requirements to comply with Section 404 of the Sarbanes-Oxley Act. Continuous review and monitoring of our business processes will likely identify other possible changes to our internal controls in the future. If we identify any material weaknesses or significant deficiencies in our internal controls, our share price may be negatively impacted. In addition, we expect our general and administrative expenses to increase substantially as we incur expenses associated with comprehensively analyzing, documenting and testing our system of internal controls over financial reporting in anticipation of our compliance with Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify a change in our internal control over financial reporting that occurred during our fiscal quarter ending March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our annual report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: May 13, 2008	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2008	By:	/S/ JACQUELINE D. ARTHUR
Jacqueline D. Arthur Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.