Form 10-K/A
period 2007-12-31
Monotype Imaging Holdings Inc.
filed 2008-05-16
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

On March 27, 2008, Monotype Imaging Holdings Inc. filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2007 (“Original Form 10-K”). The registrant filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2007 (“Amendment No. 1”) on April 2, 2008 . The registrant filed Amendment No. 2 to its Form 10-K for the fiscal year ended December 31, 2007 (“Amendment No. 2”) on April 22, 2008 . This Amendment No. 3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007 (“Amendment No. 3”) is filed to include the complete certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The Section 302 Certifications were timely filed with the Original Form 10-K but were partially omitted from Amendment No. 2. No other changes have been made in this Amendment No. 3 that modify or update other disclosures as presented in Amendment No. 2.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Employment agreement by and between the Monotype Imaging Inc. and Alex N. Braverman, dated as of January 3, 2008 (7)

10.10	Employment agreement by and between the Monotype Imaging Inc. and David L. McCarthy, dated as of November 5, 2004 (1)

10.11	Employment agreement by and between the Monotype Imaging Inc. and John L. Seguin, dated as of November 5, 2004 (1)

10.12	Employment agreement by and between the Monotype Imaging Inc. and Douglas J. Shaw, dated as of November 5, 2004 (1)

10.13	Employment agreement by and between the Monotype Imaging Inc. and Jacqueline D. Arthur, dated as of May 16, 2005 (1)

10.14	Employment agreement by and between the Monotype Imaging Inc. and Janet M. Dunlap, dated as of September 25, 2006 (1)

10.15	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

Exhibit Number	Description
10.16	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.17	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.18	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.19	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. +

10.20	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. +

10.21	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK +

10.22	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.23	Lease, dated as of June 13, 1997, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.24	Sublease, dated as of July 1, 2006, between Linotype GmbH and Heidelberger Druckmaschinen AG (English translation) (2)

10.25	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.26	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.27	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.28	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.29	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.30	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.31	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.32	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.33	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

10.34	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

Exhibit Number	Description
10.35	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 +

10.36	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.37	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.38	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.39	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 +

10.40	Intellifont Software and Type Software Agreement dated August 15, 1991 by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended by Addendums No. 1 through 17 and the Letter Addendum dated September 19, 1995 and the Notification of Assignment of Agreement (2) †

10.41	Addendums No. 18 through 21 to the Intellifont Software and Type Software Agreement, dated as of August 15, 1991, by and between Monotype Imaging Inc. and Lexmark International, Inc., as amended + ††

10.42	Equity Award Grant Policy (3)

10.43	2007 Incentive Compensation Plan, as amended (8)

10.44	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.45	2008 Executive Incentive Compensation Program (8)

10.46	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.47	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.48	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.49	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 +

10.50	Lease between Tyne Flooring Limited and Agfa Monotype Limited, dated as of July 14, 2004 +

14.1	Code of Business Conduct and Ethics (8)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

Exhibit Number	Description
31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.5	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.6	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer +

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to rule 406 promulgated under the Securities Act of 1933, as amended.

††	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 (“Rule 24b-2”) promulgated under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2008.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	May 16, 2008

* Jacqueline D. Arthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 16, 2008

* Alex N. Braverman	Principal Accounting Officer	May 16, 2008

*	Chairman of the Board of Directors	May 16, 2008
Robert M. Givens

*	Director	May 16, 2008
A. Bruce Johnston

*	Director	May 16, 2008
Roger J. Heinen, Jr.

*	Director	May 16, 2008
Pamela F. Lenehan

*	Director	May 16, 2008
Jonathan W. Meeks

*	Director	May 16, 2008
Peter J. Simone

*By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw Attorney-in-fact