Form 10-Q
period 2008-06-30
Monotype Imaging Holdings Inc.
filed 2008-08-12
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2008 was 34,398,882.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23,770	$19,584
Accounts receivable, net of allowance for doubtful accounts of $271 at June 30, 2008 and $177 at December 31, 2007	5,841	4,459
Income tax refunds receivable	27	1,391
Deferred income taxes	1,006	1,506
Prepaid expense and other current assets	1,977	1,156

Total current assets	32,621	28,096
Property and equipment, net	2,386	2,290
Goodwill	145,074	141,346
Intangible assets, net	98,243	102,446
Prepaid royalties	306	315
Other assets	2,004	1,853

Total assets	$280,634	$276,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,215	$1,845
Accrued expenses and other current liabilities	10,918	13,116
Accrued income taxes	1,647	2,687
Deferred revenue	11,671	4,652
Current portion of long-term debt	11,173	18,582

Total current liabilities	36,624	40,882
Long-term debt, less current portion	107,340	112,818
Deferred revenue, net of current portion	759	241
Deferred income taxes	18,098	15,567
Reserve for income taxes, net of current portion	1,112	1,387
Other long-term liabilities	576	245
Accrued pension benefits	3,593	3,199
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 34,357,528 at June 30, 2008 and 34,262,941 at December 31, 2007.	34	34
Additional paid-in capital	140,364	138,219
Treasury stock, at cost, 86,194 shares at June 30, 2008 and 53,194 shares at December 31, 2007	(86)	(41)
Accumulated deficit	(31,916)	(38,826)
Accumulated other comprehensive income	4,136	2,621

Total stockholders’ equity	112,532	102,007

Total liabilities and stockholders’ equity	$280,634	$276,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$28,839	$25,756	$56,182	$51,466
Costs and expenses:
Cost of revenue	2,058	2,223	4,759	4,970
Cost of revenue—amortization of acquired technology	851	844	1,700	1,688
Marketing and selling	6,183	4,607	11,611	9,138
Research and development	3,686	3,847	7,973	7,896
General and administrative	5,367	3,919	10,537	7,455
Amortization of other intangible assets	1,915	1,788	3,721	3,567

Total costs and expenses	20,060	17,228	40,301	34,714
Income from operations	8,779	8,528	15,881	16,752
Other (income) expense:
Interest expense	1,911	5,328	4,476	10,672
Interest income	(32)	(45)	(85)	(66)
Loss (gain) on foreign exchange	248	(58)	(1,996)	(198)
Loss (gain) on derivatives	947	(42)	961	(29)
Other (income) expense, net	(5)	(11)	(10)	(11)

Total other expense	3,069	5,172	3,346	10,368
Income before provision for income taxes	5,710	3,356	12,535	6,384
Provision for income taxes	2,486	1,371	5,625	2,819

Net income	$3,224	$1,985	$6,910	$3,565

Net income (loss) available to common stockholders	$3,224	$(14,480)	$6,910	$(26,606)

Net income (loss) per common share:
Basic	$0.10	$(4.95)	$0.21	$(9.32)
Diluted	$0.09	$(4.95)	$0.20	$(9.32)
Weighted average number of shares:
Basic	33,707,022	2,925,388	33,611,875	2,856,037
Diluted	35,353,384	2,925,388	35,327,657	2,856,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$6,910	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,016	5,734
Amortization of deferred financing costs and debt discount	393	500
Share based compensation	1,621	753
Provision for doubtful accounts	116	—
Deferred income taxes	1,625	929
Unrealized currency gain on foreign denominated intercompany transactions	(1,915)	(551)
Unrealized loss on derivatives	846	201
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,315)	(934)
Prepaid expenses and other assets	(388)	(2,338)
Accounts payable	(706)	(428)
Accrued income taxes	(280)	—
Accrued expenses and other liabilities	(2,949)	(1,062)
Deferred revenue	7,438	4,909

Net cash provided by operating activities	17,412	11,278

Cash flows from investing activities
Purchases of property and equipment	(600)	(345)
Acquisitions, net of cash acquired	—	(75)

Net cash used in investing activities	(600)	(420)

Cash flows from financing activities
Purchase of interest rate cap	(45)	—
Proceeds from issuance of debt, net of issuance costs	—	(60)
Payments on long-term debt	(13,280)	(7,749)
Excess tax benefit on stock options	207	—
Common stock issuance costs	—	(1,122)
Proceeds from exercises of common stock options	254	8

Net cash used in financing activities	(12,864)	(8,923)
Effect of exchange rates on cash and cash equivalents	238	403

Increase in cash and cash equivalents	4,186	2,338
Cash and cash equivalents at beginning of period	19,584	8,540

Cash and cash equivalents at end of period	$23,770	$10,878

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

1.	Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronic (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. The Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, China Type Design Limited (“China Type Design”), Monotype Imaging KK, Monotype Imaging Ltd., and Linotype GmbH (“Linotype”).

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

•

We amended and restated our senior credit facility arranged by Wells Fargo Foothill, Inc., or First Lien Credit Facility, which increased our borrowings thereunder to $140.0 million from $128.4 million and increased the maximum available under our revolving line-of-credit to $20 million from $10 million. In connection with this amendment and restatement, we paid a fee of $0.7 million. We refer to this amendment as our Amended and Restated Credit Agreement.

•

We used the proceeds from the offering, net proceeds from the amendment to our First Lien Credit Facility and cash on hand, to pay in full the outstanding borrowings under our term loan arranged by D. B. Zwirn Special Opportunities Fund, or Second Lien Credit Facility, of $70.0 million, plus a $1.4 million prepayment penalty.

•

Three convertible promissory notes issued in connection with our acquisition of China Type Design in July 2006 with an aggregate face amount of $0.6 million were converted into 415,903 shares of restricted common stock of the Company.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3.	Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

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

4.	Derivative Financial Instruments

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million and is accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”). We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our consolidated statement of operations. For the three and six months ended June 30, 2008, we incurred an aggregate fair value loss of $1.0 million, which is included in loss (gain) on derivatives in our accompanying consolidated statements of operations.

At June 30, 2008, we had three interest rate cap contracts outstanding with notional amounts totaling $220.0 million. One contract, in the notional amount of $50.0 million, has a fixed rate of 5.5% and expires in September 2008. The second contract, in the notional amount of $60.0 million, has a fixed rate of 6.5% and expires in August 2008. The third contract, in the notional amount of $110.0 million, has a fixed rate of 6.5% and expires in December 2010. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of these financial instruments at June 30, 2008 and December 31, 2007 was approximately $0.1 million and $900, respectively. In the three months ended June 30, 2008 and 2007, we recognized a gain of $0.1 million and $42 thousand, respectively, which have been included in loss (gain) on derivatives in the accompanying consolidated statements of operations. In the six months ended June 30, 2008 and 2007, we recognized a gain of $0.1 million and $29 thousand, respectively, which have been included in loss (gain) on derivatives in our accompanying consolidated statements of operations.

5.	Fair Value Measurements

On January 1, 2008 we adopted SFAS 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 was not material to our consolidated financial statements.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible as well as considers counterparty and our own credit risk in its assessment of fair value.

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,315	$9,315	$—	$—
Derivatives – interest rate caps	130	—	130	—

Total assets	$9,445	$9,315	$130	$—

Liabilities:
Derivatives – currency swap	$975	$—	$975	$—

Total liabilities	$975	$—	$975	$—

The following describes the valuation methodologies used to determine fair value and key inputs:

Cash equivalents. Our cash equivalents include U.S. government backed securities that are considered to be highly liquid and tradable. These securities are valued based on quoted market prices for similar instruments and are therefore classified as level 1 within our fair value hierarchy.

Derivative instruments. We enter into derivative transactions to mitigate exposures mainly to interest rate fluctuations and foreign currency translation risk. Our derivative instruments include interest rate caps on long-term debt and currency swaps. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. The current portion of the currency swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in our accompanying consolidated balance sheet at June 30, 2008.

6.	Intangible Assets

Intangible assets as of June 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	Life (Years)	June 30, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$47,174	$(15,488)	$31,686	$46,657	$(13,206)	$33,451
Acquired technology	12-15	43,827	(10,917)	32,910	43,634	(9,197)	34,437
Non-compete agreements	4-6	11,807	(9,787)	2,020	11,691	(8,261)	3,430
Trademarks		27,227	—	27,227	26,728	—	26,728
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$134,435	$(36,192)	$98,243	$133,110	$(30,664)	$102,446

Amortization is calculated on a straight line basis. Amortization of acquired technology is a cost of revenue and for the three months ended June 30, 2008 and 2007 was $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2008 and 2007, amortization of acquired technology was $1.7 million and $1.7 million, respectively. Amortization of other intangible assets for the three months ended June 30, 2008 and 2007 was $1.9 million and $1.8 million, respectively. For the six months ended June 30, 2008 and 2007, amortization of other intangible assets was $3.7 million and $3.6 million, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll and related benefits	$3,341	$5,256
Royalties	2,080	2,223
Interest	92	1,140
Legal and audit fees	1,506	727
Sales taxes	1,733	2,264
Currency swap (see Note 4)	593	—
Other	1,573	1,506

Total accrued expenses and other current liabilities	$10,918	$13,116

8.	Debt

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
First Lien Credit Facility—$120.0 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (5.23% at June 30, 2008), and $0.9 million at Prime plus 1.25% (6.25% at June 30, 2008) due in monthly installments of principal and interest through July 2012	$120,897	$134,167
Note payable—Other	27	38

	120,924	134,205
Less unamortized financing costs and debt discount	(2,411)	(2,805)

Total debt	118,513	131,400
Less current portion	(11,173)	(18,582)

Long-term debt	$107,340	$112,818

We are subject to a maximum leverage ratio under the terms of our First Lien Credit Facility and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2008. There have been no changes to the leverage ratio definition since December 31, 2007; however, for the period ended June 30, 2008, the permitted leverage ratio decreased to 3.75:1.00 from 4.00:1.00 in accordance with the agreement.

9.	Defined Benefit Pension Plan

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$26	$30	$51	$58
Interest cost	47	35	91	69

Net periodic benefit cost	$73	$65	$142	$127

10.	Income Taxes

For the three and six months ended June 30, 2008, our effective tax rate was 43.5% and 44.9%, respectively. During the three and six months ended June 30, 2008, the effective rate includes 1.1% and 2.7%, respectively for permanent non-deductible stock based compensation expense, and 4.6% and 3.6%, respectively for non-deductible costs for income tax purposes associated with the filing of our registration statement during the second quarter of 2008.

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

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”). As of June 30, 2008, the reserve balance was approximately $1.2 million of which approximately $1.0 million, if recognized, would result in a reduction to the Company’s effective tax rate. In accordance with FIN 48, the Company elected to classify potential interest and penalties as a component of tax expense. As of June 30, 2008, the Company had approximately $0.3 million of accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material change in the amount of uncertain tax positions within the next twelve months.

The Company is currently subject to examination by the Internal Revenue Service and foreign jurisdictions for the years 2004 through 2007. The Company’s and its subsidiaries’ state income tax returns are subject to audit for the years 2004 through 2007.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,224	$1,985	$6,910	$3,565
Net changes in:
Pension liability, net of tax of $36, $0, $80 and $0 respectively	54	—	119	—
Foreign currency translation adjustment, net of tax of ($166), $176, $878 and $248, respectively	(239)	276	1,396	388

Total comprehensive income	$3,039	$2,261	$8,425	$3,953

12. Net Income (Loss) Per Share

The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income, as reported	$3,224	$1,985	$6,910	$3,565
Less: preferred stock accretion	—	(16,465)	—	(30,171)

Net income (loss) available to common shareholders	$3,224	$(14,480)	$6,910	$(26,606)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,338,180	3,787,980	34,313,756	3,777,132
Less: weighted-average shares of unvested restricted common stock outstanding	(631,158)	(862,592)	(701,881)	(921,095)

Weighted-average number of common shares used in computing basic net income (loss) per common share	33,707,022	2,925,388	33,611,875	2,856,037

Net income (loss) per share applicable to common shareholders – basic	$0.10	$(4.95)	$0.21	$(9.32)

Diluted:
Weighted-average shares of common stock outstanding	34,338,180	3,787,980	34,313,756	3,777,132
Less: weighted-average shares of unvested restricted common stock outstanding	(631,158)	(862,592)	(701,881)	(921,095)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,211,990	—	1,230,548	—
Weighted-average number of restricted stock, based on the treasury stock method	434,372	—	485,234	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	35,353,384	2,925,388	35,327,657	2,856,037

Net income (loss) per share applicable to common shareholders – diluted	$0.09	$(4.95)	$0.20	$(9.32)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Convertible redeemable preferred stock	—	23,361,416	—	23,361,416
Unvested restricted shares	—	862,592	—	921,095
Options	944,368	1,226,776	505,746	1,122,632
Convertible notes payable	—	417,245	—	417,245

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

13. Stock Compensation Plans

Equity Award Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (“2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of June 30, 2008, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Award Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination at the lower of fair market value or the grant price, and it is generally our policy to do so. On June 30, 2008, the Company repurchased 33,000 shares of unvested restricted stock. There were no repurchases of unvested restricted stock during the three or six months ended June 30, 2007.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan after giving effect to a 4-for-1 stock split effective July 5, 2007, and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of June 30, 2008, 1,076,883 options and 32,355 restricted stock awards have been granted under the 2007 Award Plan.

Share Based Compensation

We account for share based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Marketing and selling	$291	$100	$421	$201
Research and development	214	75	517	149
General and administrative	428	196	683	403

Total share based compensation	$933	$371	$1,621	$753

As of June 30, 2008, the Company had $11.5 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 3.3 years.

Stock Option Awards

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.6%	2.7%	4.7%
Expected dividend yield	—	—	—	—
Expected volatility	66.2%	70.0%	66.0%	71.9%
Expected term (in years)	6.1	6.0	6.1	6.0
Weighted average fair value per share	$8.79	$12.19	$9.32	$9.83

Stock option activity for the six months ended June 30, 2008 is presented below:

Stock Option Awards	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in thousands)	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2007	2,335,769	$4.57
Granted	951,400	15.05
Cancelled	(150,072)	9.61
Exercised	(108,791)	2.32

Outstanding at June 30, 2008	3,028,306	$7.69	$16,437	8.2 years

Exercisable at June 30, 2008	1,136,438	$3.25	$10,160	7.2 years

Vested or expected to vest at June 30, 2008(2)	2,945,064	$7.62	$16,161

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our shares of common stock on June 30, 2008.
(2)	Represents the number of vested options as of June 30, 2008, plus the number of unvested options expected to vest as of June 30, 2008, based on the unvested options outstanding at June 30, 2008, adjusted for the estimated forfeitures.

Unvested Share Awards

Unvested stock activity for the six months ended June 30, 2008 is presented below:

Unvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	826,119	$0.69
Granted	18,796	0.00
Vested	(290,974)	0.41
Cancelled	(33,000)	1.37

Unvested at June 30, 2008	520,941	$0.79

14. Segment Reporting

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OEM	$20,203	$18,037	$37,963	$35,300
Creative professional	8,636	7,719	18,219	16,166

Total	$28,839	$25,756	$56,182	$51,466

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

	Three Months Ended June 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,545	29.6%	$7,533	29.3%
Asia	11,838	41.1	10,858	42.2
United Kingdom	3,116	10.8	3,052	11.8
Germany	5,340	18.5	4,313	16.7

Total	$28,839	100.0%	$25,756	100.0%

	Six Months Ended June 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$18,248	32.4%	$16,809	32.7%
Asia	21,898	39.0	20,402	39.6
United Kingdom	5,715	10.2	5,355	10.4
Germany	10,321	18.4	8,900	17.3

Total	$56,182	100.0%	$51,466	100.0%

Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2008	December 31, 2007
Long-lived assets:
United States	$81,767	$86,609
Asia	957	1,020
United Kingdom	111	62
Germany	17,794	17,045

Total	$100,629	$104,736

15. Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of June 30, 2008 one customer balance accounted for 19.9% of our gross accounts receivable. As of December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Historically, we have not recorded material losses due to customer nonpayment.

16. Commitments and Contingencies

Operating Leases

On April 4, 2008, Linotype entered into a lease for new office space in Bad Homburg, Germany. The lease term commences on September 1, 2008 and ends on December 31, 2012. Annual rent approximates $0.6 million, consisting of rent and service charges which are payable monthly. The lease contains a five year renewal option and a 2% annual rent escalation beginning January 2009. Linotype is a tenant-at-will in a similarly suited property in Bad Homburg, Germany until this new lease commences.

We conduct operations in facilities under operating leases expiring through 2013. In accordance with the lease terms, we pay real estate taxes and other operating costs. The Company’s future minimum payments under non-cancelable operating leases as of June 30, 2008, are approximately as follows (in thousands):

Years ending December 31:
Remaining for 2008	$558
2009	1,799
2010	1,747
2011	1,056
2012	856
Thereafter	31

Total	$6,047

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2008 and December 31, 2007.

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

	Three Months Ended June 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,545	29.6%	$7,533	29.3%
Asia	11,838	41.1	10,858	42.2
United Kingdom	3,116	10.8	3,052	11.8
Germany	5,340	18.5	4,313	16.7

Total	$28,839	100.0%	$25,756	100.0%

	Six Months Ended June 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$18,248	32.4%	$16,809	32.7%
Asia	21,898	39.0	20,402	39.6
United Kingdom	5,715	10.2	5,355	10.4
Germany	10,321	18.4	8,900	17.3

Total	$56,182	100.0%	$51,466	100.0%

For the three months ended June 30, 2008 and 2007, sales by our subsidiaries located outside North America comprised 70.4% and 70.7%, respectively, of our total revenue. For the six months ended June 30, 2008 and 2007, sales by our subsidiaries located outside North America comprised 67.6% and 67.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended June 30, 2008 and 2007, our top ten licensees by revenue accounted for approximately 47.7% and 48.3% of our total revenue, respectively. For the six months ended June 30, 2008 and 2007, our top ten licensees by revenue accounted for approximately 45.3% and 46.1% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months and six months ended June 30, 2008 or 2007, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and all other revenue recognition criteria have been met. We generally recognize custom font design services revenue upon delivery.

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

While there have been no changes in our critical accounting policies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies,” of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, we have increased the number and type of derivative instruments transacted and now view our accounting policy on derivative financial instruments as a critical accounting policy.

Derivative Financial Instruments

We account for our derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS 133), requires that all derivative instruments be reported on the balance sheet as either assets or liabilities measured at fair value. All changes in the fair value of derivatives are recognized as current period income or expense unless specific hedge criteria are met, which requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting at the inception of each instrument.

Results of Operations for the Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Revenue:
OEM	70.1%	70.0%
Creative professional	29.9	30.0

Total revenue	100.0	100.0
Cost of revenue	7.1	8.6
Cost of revenue—amortization of acquired technology	3.0	3.3
Marketing and selling	21.5	17.9
Research and development	12.8	15.0
General and administrative	18.6	15.2
Amortization of other intangible assets	6.6	6.9

Total costs and expenses	69.6	66.9

Income from operations	30.4	33.1
Interest expense, net	6.5	20.5
Loss (gain) on foreign exchange	0.8	(0.2)
Loss (gain) on derivatives	3.3	(0.2)
Other (income) expense, net	—	—

Total other expenses	10.6	20.1
Income before provision for income taxes	19.8	13.0
Provision for income taxes	8.6	5.3

Net income	11.2%	7.7%

The following discussion compares the three months ended June 30, 2008 with the three months ended June 30, 2007.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2008	2007
OEM	$20,203	$18,037	$2,166
Creative professional	8,636	7,719	917

Total revenue	$28,839	$25,756	$3,083

Revenue

Revenue was $28.8 million and $25.8 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $3.1 million, or 12.0%. We experienced growth in both OEM and creative professional revenue. OEM revenue was $20.2 million and $18.0 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $2.2 million, or 12.0%, primarily the result of an increase in royalty and license revenue. Creative professional revenue was $8.6 million and $7.7 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $0.9 million, or 11.9%. An increase in web and indirect sales provided $1.3 million which was partially offset by a decrease in direct and custom revenue of $0.4 million. On April 1, 2008, we implemented price increases on our web products.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $2.1 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 7.1% and 8.6% in the three months ended June 30, 2008 and 2007, respectively. This decrease as a percentage of revenue was due to our sales mix. For the three months ended June 30, 2008 as compared to the same period in 2007, we had proportionately higher revenue of OEM licenses and creative professional web sales, which provide generally higher margins.

The portion of cost of revenue consisting of amortization of acquired technology was $0.9 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $6.2 million and $4.6 million in the three months ended June 30, 2008 and 2007, respectively, an increase of $1.6 million, or 34.2%. The increase consisted primarily of increased personnel costs of $1.1 million and an increase in share based compensation of $0.2 million, which was mainly the result of annual salary increases, increased headcount and shifting the primary focus of several employees from development related activities to presale customer support and commercial web site development in the second quarter of 2008 as compared to the same period in 2007.

Research and Development. Research and development expense was $3.7 million and $3.8 million in the three months ended June 30, 2008 and 2007, respectively, a decrease of $0.1 million, or 4.2% mainly due to personnel expenses. There was a shift in headcount from development related activities to primarily focus on presale customer support and commercial web site development in the three months ended June 30, 2008 as compared to the same period in 2007; however, increased annual salaries and increases in other personnel related expenses offset the majority of the decrease in expenses from the reduced headcount. The net decrease in research and development personnel expenses was $0.1 million. This was partially offset by an increase in share based compensation expense of $0.1 million in the same period.

General and Administrative. General and administrative expense was $5.4 million and $3.9 million in the three months ended June 30, 2008 and 2007, respectively, an increase of $1.5 million, or 37.0%, primarily as a result of filing of a registration statement with respect to a secondary offering of shares of our common stock under a contractual arrangement with a shareholder and an increase in personnel spending. Costs associated with the registration statement in the second quarter of 2008 of $0.7 million were recorded as an expense since the Company did not receive consideration for the sale of stock by the shareholder. Increased personnel costs and personnel related costs of $0.4 million, including stock based compensation, were mainly the result of an increase in the number of employees in our finance department. We were a private company in the three months ended June 30, 2007 and had begun to add additional personnel and infrastructure needed to operate as a public company. Legal expenses, other than those associated with the registration statement, increased $0.1 million in the second quarter of 2008 as compared to the same period in 2007, primarily the result of the ongoing protection of our intellectual property.

Amortization of Other Intangible Assets. Amortization of other intangible assets for the three months ended June 30, 2008 was $1.9 million, an increase of $0.1 million or 7.1%, from $1.8 million for the three months ended June 30, 2007.

Interest Expense, Net

Interest expense, net of interest income decreased $3.4 million, or 64.4%, to $1.9 million for the three months ended June 30, 2008, as compared to $5.3 million for the three months ended June 30, 2007. The decrease is the result of lower total debt outstanding in the second quarter of 2008 as compared to the same period in 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2008 was $118.5 million as compared to $195.6 million at June 30, 2007. In July 2007, we paid off our $70 million term loan arranged by D. B. Zwirn Special Opportunities Fund, or Second Lien Credit Facility. In April 2008, we paid approximately $6.8 million on the principal of our senior credit facility arranged by Wells Fargo Foothill, Inc., or First Lien Credit Facility in accordance with our debt agreement. At June 30, 2008, the blended interest rate on our First Lien Credit Facility was 5.2% as compared to a blended rate of 8.6% at June 30, 2007.

Loss (Gain) on Foreign Exchange

Loss on foreign exchange was $0.2 million in the three months ended June 30, 2008, as compared to a gain of $0.1 million in the three months ended June 30, 2007, a decrease of $0.3 million primarily due to a loss on our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.9 million and a gain of $0.1 million, in the three months ended June 30, 2008 and 2007, respectively, a decrease of $1.0 million, mainly the result of our outstanding currency swap contract. We entered into a currency swap contract during the second quarter of 2008 to mitigate exposure on our Euro denominated intercompany note. In the three months ended June 30, 2008, we recorded a loss of $1.0 million on this instrument. There were no currency swap contracts outstanding in the same period in 2007.

Provision for Income Taxes

For the three months ended June 30, 2008 and 2007, our effective tax rate was 43.5% and 40.9%, respectively. During the three months ended June 30, 2008, the effective rate includes 1.1% due to permanent non-deductible stock based compensation expense, and 4.6% for non-deductible costs for income tax purposes associated with a registration statement filed with the Securities and Exchange Commission (“SEC”) during the quarter. For the three months ended June 30, 2007, the effective rate includes 3.3% due to a change in the Company’s estimate concerning future reversal of timing items, concluding that reversal is likely to occur when the federal incremental tax rate is at 35% versus the 34% rate utilized in prior years. In addition, the rate for the three months ended June 30, 2007 included a reduction for federal research credits of approximately 6%. The federal research credit is currently suspended, and therefore, there is no benefit reflected in the June 30, 2008 tax rate.

Results of Operations for the Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2008	2007
Revenue:
OEM	67.6%	68.6%
Creative professional	32.4	31.4

Total revenue	100.0	100.0
Cost of revenue	8.5	9.7
Cost of revenue—amortization of acquired technology	3.0	3.3
Marketing and selling	20.7	17.8
Research and development	14.1	15.3
General and administrative	18.8	14.5
Amortization of other intangible assets	6.6	6.9

Total costs and expenses	71.7	67.5

Income from operations	28.3	32.5
Interest expense, net	7.8	20.6
Loss (gain) on foreign exchange	(3.5)	(0.4)
Loss (gain) on derivatives	1.7	(0.1)
Other income, net	—	—

Total other expenses	6.0	20.1
Income before provision for income taxes	22.3	12.4
Provision for income taxes	10.0	5.5

Net income	12.3%	6.9%

The following discussion compares the six months ended June 30, 2008 with the six months ended June 30, 2007.

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

The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2008	2007
OEM	$37,963	$35,300	$2,663
Creative professional	18,219	16,166	2,053

Total revenue	$56,182	$51,466	$4,716

Revenue

Revenue was $56.2 million and $51.5 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $4.7 million, or 9.2%. This increase was attributable to growth in both OEM and creative professional revenue. OEM revenue was $38.0 million and $35.3 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $2.7 million, or 7.5% primarily the result of an increase in both license and royalty revenue. Together these accounted for $2.5 million of the overall increase. Creative professional revenue was $18.2 million and $16.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $2.1 million, or 12.7%. The increase was primarily the result of an increase in web sales and indirect sales which together totaled $1.7 million of the overall increase. On April 1, 2008, we implemented price increases on our web products.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $4.8 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $0.2 million, or 4.3%. As a percentage of total revenue, cost of revenue excluding amortization was 8.5% in the six months ended June 30, 2008 as compared to 9.7% for the six months ended June 30, 2007. This decrease in the expense amount and as a percentage of revenue was due to sales mix. In the first half of 2008, we had less revenue from custom development projects, as compared to the same period in 2007, which has a higher associated cost than our other sources of revenue. In addition, we had an increase in higher margin OEM license sales during the first half of 2008, as compared to the same period in 2007.

Amortization of acquired technology remained unchanged at $1.7 million for the six months ended June 30, 2008 and 2007.

Operating Expenses

Marketing and Selling . Marketing and selling expense was $11.6 million and $9.1 million in the six months ended June 30, 2008 and 2007, respectively, an increase of $2.5 million, or 27.1%, primarily due to increased personnel and advertising expenses. Increased personnel costs contributed $1.8 million to the overall increase, mainly the result of shifting the primary focus of several employees from development related activities to presale customer support and commercial web site development in the first half of 2008 as compared to the same period in 2007, in addition to annual salary increases. Spending on web advertising increased $0.4 million in the six months ended June 30, 2008 as compared to June 30, 2007 as we increased our emphasis on targeted advertising.

Research and Development. Research and development expense was $8.0 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $0.1 million, or 1.0%. Increased share based compensation of $0.2 million in the six months ended June 30, 2008, related to the shares of restricted common stock issued upon the conversion of the China Type Design promissory notes contributed to the overall increase. There was no similar expense in the same period in 2007. This was partially offset by a decrease in personnel expenses of $0.1 million in the first half of 2008, as compared to the same period in 2007. During the six months ended June 30, 2008 as compared to the same period in 2007, there was a shift in primary focus from development related activities toward presale customer support and commercial web site development. This shift resulted in an 8% reduction in research and development headcount; however, increased salaries and increases in other personnel related expenses offset the majority of the decrease in expenses from the reduced headcount.

General and Administrative. General and administrative expense was $10.5 million and $7.5 million in the three months ended June 30, 2008 and 2007, an increase of $3.1 million, or 41.3%. This increase was primarily as a result of filing of a registration statement with respect to a secondary offering of our securities and increased personnel and legal costs in the first half of 2008.

The registration statement contributed $1.1 million to the overall increase in general and administrative expenses, in the six months ended June 30, 2008, as compared to the same period in 2007. The cost of filing a registration statement was recorded to expense as incurred as the Company did not receive consideration for the sale of stock. There was no similar expense in the same period in 2007. Increased personnel and personnel related expenses contributed $1.0 million, as a result of increased headcount, as compared to the same period in 2007. In the six months ended June 30, 2007, we were a private company operating with an infrastructure appropriate for a private company and had started to add necessary personnel and infrastructure to operate as a public company. Increased legal expenses, other than those associated with the registration statement, increased $0.4 million to the overall increase, primarily the result of the ongoing protection of our intellectual property.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.7 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $0.1 million, or 4.3%.

Interest Expense, Net

Interest expense, net of interest income decreased $6.2 million, or 58.6%, to $4.4 million for the six months ended June 30, 2008 as compared to $10.6 million for the six months ended June 30, 2007. The decrease is the result of lower total debt outstanding in the first half of 2008 as compared to the same period in 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing and debt discounts, at June 30, 2008 was $118.5 million as compared to $195.6 million at June 30, 2007. In July 2007, we paid off our $70 million Second Lien Credit Facility. In April 2008, we paid approximately $6.8 million on the principal of our First Lien Credit Facility. At June 30, 2008, the blended interest rate on our First Lien Credit Facility was 5.2% as compared to a blended rate of 8.6% at June 30, 2007.

Loss (Gain) on Foreign Exchange

Loss on foreign exchange was $2.0 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $1.8 million, primarily due to a $2.1 million loss on our Euro denominated intercompany note for the six months ended June 30, 2008 as compared to a gain of $0.7 million for the six months ended June 30, 2007.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $1.0 million and a gain of $29 thousand for the six months ended June 30, 2008 and 2007, respectively, a decrease of $0.9 million. We entered into a currency swap contract during 2008 to mitigate exposure on our Euro denominated intercompany note. In the six months ended June 30, 2008, the loss primarily related to this swap contract. There were no currency swap contracts outstanding in the same period in 2007.

Provision for Income Taxes

Our effective tax rate was 44.9% and 44.2% for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily a result of non-deductible expenses associated with the Company’s offering of shares of our common stock during the quarter ended June 30, 2008, offset by the increase during the six months ended June 30, 2007 for a change in the Company’s estimate concerning future reversal of timing items, concluding that reversal is likely to occur when the federal incremental tax rate is at 35% versus the 34% rate utilized in prior years.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2008 and 2007

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $23.8 million and a $20.0 million revolving line-of-credit which was undrawn at June 30, 2008 and December 31, 2007. However, availability under the line-of-credit has been reduced by approximately $4.0 million at June 30, 2008 as a result of the currency swap we entered into in May 2008. In April 2008, we made a mandatory prepayment of $6.8 million under the agreement relating to our First Lien Credit Facility, or our Amended and Restated Credit Facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$17,412	$11,278
Net cash used in investing activities	(600)	(420)
Net cash used in financing activities	(12,864)	(8,923)
Effect of exchange rates on cash and cash equivalents	238	403

Total increase in cash and cash equivalents	$4,186	$2,338

Operating Activities

Since 2005, our operating activities have generated positive cash flows. Significant variations in operating cash flows may occur because, from time to time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis and often cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such prepayments significantly impacts our cash balances.

We generated $17.4 million in cash from operations during the six months ended June 30, 2008. Net income, after adjusting for depreciation and amortization, amortization of financing costs and debt discount, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and loss on derivatives, generated $15.6 million in cash. Deferred revenue provided $7.4 million in cash, resulting primarily from the receipt of two large royalty prepayments. These were partially offset by increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable, accrued income taxes and accrued expenses and other liabilities using $5.6 million in cash. Accounts payable decreased due to certain large vendor balances at December 31, 2007 that have since been paid, and accrued expenses decreased primarily due to the payment of annual bonuses that were accrued at December 31, 2007.

Net cash provided from operations for the six months ended June 30, 2007 was $11.3 million, consisting primarily of $3.6 million in net income plus non-cash adjustments for depreciation and amortization of $5.7 million and the provision for deferred income taxes of $0.9 million. Net cash used for working capital purposes was $0.1 million, consisting principally of a decrease in accrued expenses and other liabilities of $1.1 million and an increase in prepaid expenses and other assets of $2.3 million. The decrease in accrued expenses and other liabilities was driven primarily by the payment of annual bonuses to employees during the period, partially offset by an increase in accrued costs of our initial public offering. The increase in prepaid expenses and other assets was driven primarily by prepayments of direct costs of our initial public offering. Partially offsetting these uses, our deferred revenue increased by $4.9 million, due to the billing of prepaid royalties that were contractually due from one customer in the amount of $5.0 million.

Investing Activities

During the six months ended June 30, 2008, cash used in investing activities was $0.6 million which consisted of purchases of property and equipment. During the six months ended June 30, 2007, cash used in investing activities was $0.4 million, consisting primarily of purchases of property and equipment totaling $0.3 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2008 was $12.9 million. Payments on long-term debt used $13.3 million in cash. We received $0.3 million in cash from stock option exercises. During the six months ended June 30, 2007, cash used in financing activities was $8.9 million and consisted primarily of payments on our long term debt of $7.7 million. Cash used for financing activities during the six months ended June 30, 2007 also includes $1.1 million of costs associated with our initial public offering.

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

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of June 30, 2008, the blended interest rate on the First Lien Credit Facility was 5.24%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of June 30, 2008, the maximum leverage ratio permitted was 3.75:1.00 and our leverage ratio was 2.42:1.00.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,224	$1,985	$6,910	$3,565
Provision for income taxes	2,486	1,371	5,625	2,819
Interest expense, net	1,879	5,283	4,391	10,606
Depreciation and amortization	3,076	2,877	6,016	5,734

EBITDA	$10,665	$11,516	$22,942	$22,724
Share based compensation	933	371	1,621	753

Adjusted EBITDA(1)	$11,598	$11,887	$24,563	$23,477

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Therefore, its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2008.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2008 and the effect of such obligations on liquidity and cash flow in future years (in thousands).

Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2013	Thereafter
Long-term debt	$120,924	$5,301	$26,876	$88,747	$—
Operating leases	6,047	558	3,546	1,943	—
License fees	1,200	100	1,000	100	—

Total	$128,171	$5,959	$31,422	$90,790	$—

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $14.6 million and $11.2 million at June 30, 2008 and December 31, 2007, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2008, one customer accounted for 19.9% of our gross accounts receivable. As of December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended June 30, 2008 and 2007, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our First Lien Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2008, the blended rate of interest on our outstanding debt was 5.2%. For each one percent increase in interest rates our interest expense would increase by $1.2 million; however, this would be mitigated by our interest rate caps. We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At June 30, 2008, we had three interest rate cap contracts outstanding with notional amounts totaling $220.0 million. One contract, in the notional amount of $50.0 million, has a fixed rate of 5.5% and expires in September 2008. The second contract, in the notional amount of $60.0 million, has a fixed rate of 6.5% and expires in August 2008. The third contract, in the notional amount of $110.0 million, has a fixed rate of 6.5% and expires in December 2010. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of these financial instruments at June 30, 2008 and December 31, 2007 was approximately $0.1 million and $900, respectively. In the three months ended June 30, 2008 and 2007, we recognized a gain of $0.1 million and $42 thousand, respectively, which have been included in loss (gain) on derivatives in the accompanying consolidated statements of operations. In the six months ended June 30, 2008 and 2007, we recognized a gain of $0.1 million and $29 thousand, respectively, which have been included in loss (gain) on derivatives in the accompanying consolidated statements of operations.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2008, there were no currency contracts outstanding. At December 31, 2007, we had one currency contract outstanding with fair value loss of $74 thousand.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At June 30, 2008, the note balance was approximately $27.2 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.7 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. Prior to May 7, 2008, this note was an unhedged position. For the three months ended June 30, 2008 and 2007, we incurred an exchange loss of $0.2 million and a gain of $0.5 million, respectively, on this intercompany note. For the six months ended June 30, 2008 and 2007, we incurred exchange gains of $2.1 million and $0.7 million, respectively, on this intercompany note. The gains and loss on the intercompany note are included in loss (gain) on foreign exchange in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2008, we incurred a loss of $1.0 million on the currency swap contract which is included in loss (gain) on derivatives in the accompanying consolidated statements of operations.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify a change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

Except as noted below, there are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

The loss of key members of our senior management team may prevent us from executing our business strategy. Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, who was appointed Chief Executive Officer on January 1, 2007, has been with the Company in various senior management roles for more than 20 years. Mr. Shaw has been critical to the overall management of the Company, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees. On July 1, 2008, Scott E. Landers joined the Company as Chief Financial Officer, replacing Jacqueline D. Arthur who resigned effective June 30, 2008. Mr. Landers may not be able to work effectively with the rest of our senior management team. In addition, our finance and accounting team may experience disruption as Mr. Landers becomes integrated into our Company, and there can be no assurance that Mr. Landers will be able to successfully lead our finance team and accounting team or ensure the effectiveness of our internal controls over financial reporting.

Because of their significant stock ownership, some of our existing stockholders are able to exert substantial control over us and our significant corporate decisions.

As of August 5, 2008, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 43.8% of our outstanding common stock. As a result, these persons, acting together, may have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 30, 2008(1)	33,000	$1.365	—	—

(1)	The Company exercised its right under the 2004 Stock Option and Grant Plan to repurchase unvested restricted stock. The price paid by the Company was determined pursuant to the terms of the 2004 Stock Option and Grant Plan and related restricted stock agreements.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 6, 2008, the Company held its annual meeting of stockholders. For more information on the following proposals, see the Company’s definitive management proxy circular filed with the Securities and Exchange Commission on April 29, 2008.

The stockholders elected Douglas J. Shaw and Peter J. Simone to serve on the Board of Directors until the annual meeting of stockholders to be held in 2011. The tabulation of votes with respect to the election of such directors is as follows:

Election of Class II Directors:	Votes For	Votes Withheld	Abstain
Douglas J. Shaw	29,099,305	577,644	—
Peter J. Simone	29,084,119	592,830	—

Following the meeting, the Company’s Board of Directors consisted of Robert M. Givens (Chairman), Douglas J. Shaw, A. Bruce Johnston, Roger J. Heinen Jr., Pamela F. Lenehan and Peter J. Simone.

Item 5.	Other Information

On August 7, 2008, Robert L. Lentz was unanimously elected to the Board of Directors by the Directors then in office, in accordance with the Company’s By-Laws.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: August 12, 2008	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2008	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
10.1	Lease between Bytec Group Limited and Monotype Imaging Limited, dated as of June 3, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.