Form 10-Q
period 2008-09-30
Monotype Imaging Holdings Inc.
filed 2008-11-12
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2008 was 34,503,551.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$27,972	$19,584
Accounts receivable, net of allowance for doubtful accounts of $219 at September 30, 2008 and $177 at December 31, 2007	5,429	4,459
Income tax refunds receivable	27	1,391
Deferred income taxes	209	1,506
Prepaid expense and other current assets	1,775	1,156

Total current assets	35,412	28,096
Property and equipment, net	2,197	2,290
Goodwill	139,472	141,346
Intangible assets, net	93,803	102,446
Other assets	3,731	2,168

Total assets	$274,615	$276,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$990	$1,845
Accrued expenses and other current liabilities	10,496	13,116
Accrued income taxes	1,901	2,687
Deferred revenue	8,379	4,652
Current portion of long-term debt	12,027	18,582

Total current liabilities	33,793	40,882
Long-term debt, less current portion	104,039	112,818
Deferred revenue, net of current portion	49	241
Deferred income taxes	16,078	15,567
Reserve for income taxes, net of current portion	1,177	1,387
Other long-term liabilities	156	245
Accrued pension benefits	3,269	3,199
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 34,496,310 at September 30, 2008 and 34,262,941 at December 31, 2007.	34	34
Additional paid-in capital	141,872	138,219
Treasury stock, at cost, 86,194 shares at September 30, 2008 and 53,194 shares at December 31, 2007	(86)	(41)
Accumulated deficit	(27,523)	(38,826)
Accumulated other comprehensive income	1,757	2,621

Total stockholders’ equity	116,054	102,007

Total liabilities and stockholders’ equity	$274,615	$276,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$27,310	$26,172	$83,492	$77,638
Costs and expenses:
Cost of revenue	2,640	1,999	7,399	6,969
Cost of revenue—amortization of acquired technology	848	844	2,548	2,532
Marketing and selling	5,585	4,694	17,196	13,832
Research and development	3,417	6,079	11,390	13,975
General and administrative	4,813	3,836	15,350	11,291
Amortization of other intangible assets	1,821	1,792	5,542	5,359

Total costs and expenses	19,124	19,244	59,425	53,958
Income from operations	8,186	6,928	24,067	23,680
Other (income) expense:
Interest expense	1,868	3,981	6,344	14,653
Interest income	(25)	(56)	(110)	(122)
Loss (gain) on foreign exchange	2,732	(941)	737	(1,139)
Gain on derivatives	(2,525)	(13)	(1,564)	(42)
Loss on extinguishment of debt	—	2,958	—	2,958
Other expense (income), net	99	(2)	88	(13)

Total other expense	2,149	5,927	5,495	16,295
Income before provision (benefit) for income taxes	6,037	1,001	18,572	7,385
Provision (benefit) for income taxes	1,644	(523)	7,269	2,296

Net income	$4,393	$1,524	$11,303	$5,089

Net income (loss) available to common stockholders	$4,393	$(2,391)	$11,303	$(28,996)

Net income (loss) per common share:
Basic	$0.13	$(0.09)	$0.34	$(2.79)
Diluted	$0.12	$(0.09)	$0.32	$(2.79)
Weighted average number of shares:
Basic	33,922,792	25,248,387	33,716,271	10,403,474
Diluted	35,366,817	25,248,387	35,375,419	10,403,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$11,303	$5,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,948	8,629
Amortization of deferred financing costs	597	746
Loss on retirement of fixed assets	111	—
Loss on extinguishment of debt	—	2,958
Share based compensation	2,741	3,271
Provision for doubtful accounts	170	—
Deferred income taxes	1,939	686
Unrealized currency loss (gain) on foreign denominated intercompany transactions	1,027	(2,168)
Unrealized (gain) loss on derivatives	(1,731)	437
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,467)	(353)
Prepaid expenses and other assets	(36)	(3,252)
Accounts payable	(843)	(574)
Accrued income taxes	645	(1,008)
Accrued expenses and other liabilities	(2,332)	2,467
Deferred revenue	3,484	1,292

Net cash provided by operating activities	24,556	18,220

Cash flows from investing activities
Purchases of property and equipment	(935)	(636)
Acquisitions, net of cash acquired	—	(75)

Net cash used in investing activities	(935)	(711)

Cash flows from financing activities
Purchase of interest rate cap	(45)	—
Proceeds from issuance of debt, net of issuance costs	—	10,783
Payments on long-term debt	(15,930)	(80,740)
Redemption of redeemable preferred stock	—	(9,654)
Payment of penalty fee associated with debt extinguishment	—	(1,400)
Net proceeds from initial public offering	—	67,472
Excess tax benefit on stock options	202	—
Proceeds from exercises of common stock options	605	59

Net cash used in financing activities	(15,168)	(13,480)
Effect of exchange rates on cash and cash equivalents	(65)	845

Increase in cash and cash equivalents	8,388	4,874
Cash and cash equivalents at beginning of period	19,584	8,540

Cash and cash equivalents at end of period	$27,972	$13,414

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments, consisting only those of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods presented.

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

4. Derivative Financial Instruments

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million and is accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”). We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our consolidated statement of operations. The total fair value of the currency swap at September 30, 2008 was approximately $1.6 million. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying consolidated balance sheet at September 30, 2008. For the three and nine months ended September 30, 2008, we incurred an aggregate fair value gain of $2.6 million and $1.5 million, respectively, which is included in gain on derivatives in our accompanying consolidated statements of operations.

At September 30, 2008, we had one interest rate cap contract outstanding with notional amounts totaling $110.0 million. The contract has a fixed rate of 6.5% and expires December 31, 2010. Under the contract, to the extent that the London Inter-Bank Offering Rate (LIBOR) exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at September 30, 2008 and December 31, 2007 was approximately $0.1 million and $900, respectively. In the three months ended September 30, 2008 and 2007, we recognized a loss of $36 thousand and a gain of $13 thousand, respectively, which have been included in gain on derivatives in the accompanying consolidated statements of operations. In the nine months ended September 30, 2008 and 2007, we recognized a gain of $48 thousand and $42 thousand, respectively, which have been included in gain on derivatives in our accompanying consolidated statements of operations.

5. Fair Value Measurements

On January 1, 2008, we adopted SFAS 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 was not material to our consolidated financial statements.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,892	$16,892	$—	$—
Derivatives – interest rate caps	94	—	94	—
Derivatives – currency swap, current portion	149	—	149	—
Derivatives – currency swap, long-term portion	1,489	—	1,489	—

Total assets	$18,624	$16,892	$1,732	$—

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

6. Intangible Assets

Intangible assets as of September 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	Life (Years)	September 30, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,397	$(16,491)	$29,906	$46,657	$(13,206)	$33,451
Acquired technology	12-15	43,537	(11,726)	31,811	43,634	(9,197)	34,437
Non-compete agreements	4-6	11,634	(10,424)	1,210	11,691	(8,261)	3,430
Trademarks		26,476	—	26,476	26,728	—	26,728
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$132,444	$(38,641)	$93,803	$133,110	$(30,664)	$102,446

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll and related benefits	$4,194	$5,256
Royalties	2,862	2,223
Interest	55	1,140
Legal and audit fees	1,127	727
Sales taxes	709	2,264
Other	1,549	1,506

Total accrued expenses and other current liabilities	$10,496	$13,116

8. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
First Lien Credit Facility—$117.0 million, interest at LIBOR plus 2.75% (6.46% at September 30, 2008), and $1.3 million at Prime plus 1.25% (6.25% at September 30, 2008) due in monthly installments of principal and interest through July 2012	$118,252	$134,167
Note payable—Other	22	38

	118,274	134,205
Less unamortized financing costs	(2,208)	(2,805)

Total debt	116,066	131,400
Less current portion	(12,027)	(18,582)

Long-term debt	$104,039	$112,818

We are subject to a maximum leverage ratio under the terms of our First Lien Credit Facility and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2008. There have been no changes to the leverage ratio definition since December 31, 2007; however, for the period ended September 30, 2008, the permitted leverage ratio decreased to 3.50:1.00 from 3.75:1.00 in accordance with the agreement.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$24	$31	$75	$89
Interest cost	42	36	133	105

Net periodic benefit cost	$66	$67	$208	$194

10. Income Taxes

For the three and nine months ended September 30, 2008, our effective tax rate was 27.2% and 39.1%, respectively. During the three and nine months ended September 30, 2008, the effective rate includes 0.8% and 2.1%, respectively for permanent non-deductible share based compensation expense, and (9.8%) and (3.2%), respectively for a change in our effective state tax rate. During the three months ended September 30, 2008, we revised our effective state tax rate to 3.0% rather than the 6.2% rate utilized in previous periods.

In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 will not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $662 thousand and $527 thousand, and a corresponding reduction to its deferred income tax liabilities, in the three and nine months ended September 30, 2008, respectively, to correct this error.

For the three and nine months ended September 30, 2007, our effective tax rate was (52.2%) and 31.1%, respectively. During the three months ended March 31, 2007, the Company revised its estimate concerning the future reversal of timing items and concluded that reversal is likely to occur when the U.S. federal incremental tax rate was at 35% versus the 34% rate utilized in previous years. During the three months ended September 30, 2007, Germany enacted new tax legislation, effective for us on January 1, 2008. Among other changes, the new German tax law lowered the German effective tax rate by approximately 10%, from the previous rate of 40% to 30%. As a result, deferred tax liabilities related to the Company’s German operations were adjusted to reflect the rates at which those deferred tax liabilities were expected to reverse. Accordingly, we recorded the deferred tax impact associated with these changes as a discrete event in the third quarter of 2007 in the amount of $1.4 million, which resulted in our decreased effective tax rates for the three and nine months ended September 30, 2007. An increase to the tax provision of $0.5 million for non-deductible share based compensation expense partially offset this tax benefit, resulting in an effective tax rate for the three and nine months ended September 30, 2007 of (52.2%) and 31.1%, respectively.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”). As of September 30, 2008, the reserve balance was approximately $1.2 million of which approximately $1.0 million, if recognized, would result in a reduction to the Company’s effective tax rate. In accordance with FIN 48, the Company elected to classify potential interest and penalties as a component of tax expense. As of September 30, 2008, the Company had approximately $0.4 million of accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material change in the amount of uncertain tax positions within the next twelve months.

The Company is currently subject to examination by the Internal Revenue Service and foreign jurisdictions for the years 2004 through 2007. The Company’s and its subsidiaries’ state income tax returns are subject to audit for the years 2004 through 2007.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,393	$1,524	$11,303	$5,089
Net changes in:
Pension liability, net of tax of ($31), $0, $49 and $0 respectively	(46)	—	73	—
Foreign currency translation adjustment, net of tax of ($1,553), $688, ($675) and $936, respectively	(2,333)	1,008	(937)	1,396

Total comprehensive income	$2,014	$2,532	$10,439	$6,485

12. Net Income (Loss) Per Share

The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income, as reported	$4,393	$1,524	$11,303	$5,089
Less: preferred stock accretion	—	(3,915)	—	(34,085)

Net income (loss) available to common shareholders	$4,393	$(2,391)	$11,303	$(28,996)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,422,486	26,205,118	34,350,264	11,335,611
Less: weighted-average shares of unvested restricted common stock outstanding	(499,694)	(956,731)	(633,993)	(932,137)

Weighted-average number of common shares used in computing basic net income (loss) per common share	33,922,792	25,248,387	33,716,271	10,403,474

Net income (loss) per share applicable to common shareholders – basic	$0.13	$(0.09)	$0.34	$(2.79)

Diluted:
Weighted-average shares of common stock outstanding	34,422,486	26,205,118	34,350,000	11,335,611
Less: weighted-average shares of unvested restricted common stock outstanding	(499,694)	(956,731)	(634,485)	(932,137)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,074,999	—	1,177,689	—
Weighted-average number of restricted stock outstanding	369,026	—	482,215	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	35,366,817	25,248,387	35,375,419	10,403,474

Net income (loss) per share applicable to common shareholders – diluted	$0.12	$(0.09)	$0.32	$(2.79)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unvested restricted shares	—	956,731	—	932,137
Options	1,031,383	1,246,218	681,108	1,259,696

All share information has been adjusted to reflect a 4-for-1 stock split of our common stock, which was effective on July 5, 2007.

13. Stock Compensation Plans

Equity Award Plans

In November 2004, the Company’s stockholders approved the adoption of the Company’s 2004 Stock Option and Grant Plan (“2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four-year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of September 30, 2008, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Award Plan. There will be no future grants of awards from the 2004 Award

Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination at the lower of fair market value or the grant price, and it is generally our policy to do so. On June 30, 2008 and September 30, 2007, the Company repurchased 33,000 and 12,358 shares, respectively, of unvested restricted stock.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan after giving effect to a 4-for-1 stock split effective on July 5, 2007, and subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of September 30, 2008, 1,259,801 options and 85,176 restricted stock awards have been granted under the 2007 Award Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Marketing and selling	$362	$114	$783	$315
Research and development	179	2,158	696	2,307
General and administrative	579	246	1,262	649

Total share based compensation	$1,120	$2,518	$2,741	$3,271

Included in our share based compensation expense for the three and nine months ended September 30, 2007, was $2.1 million of expense related to shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes and which is included in research and development in the accompanying condensed consolidated statements of operations.

As of September 30, 2008, the Company had $11.8 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 3.1 years.

Stock Option Awards

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.2%	4.5%	2.8%	4.5%
Expected dividend yield	—	—	—	—
Expected volatility	65.9%	68.0%	66.0%	69.4%
Expected term (in years)	6.1	6.1	6.1	6.0
Weighted average fair value per share	$6.96	$8.13	$8.94	$7.47

Stock option activity for the nine months ended September 30, 2008 is presented below:

Stock Option Awards	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in thousands)	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2007	2,335,769	$4.57
Granted	1,134,318	14.43
Cancelled	(165,386)	9.48
Exercised	(194,752)	3.08

Outstanding at September 30, 2008	3,109,949	$7.99	$13,722	8.2 years

Exercisable at September 30, 2008	1,205,276	$3.42	$9,373	7.2 years

Vested or expected to vest at September 30, 2008(2)	3,023,096	$7.91	$13,524

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our shares of common stock on September 30, 2008.
(2)	Represents the number of vested options as of September 30, 2008, plus the number of unvested options expected to vest as of September 30, 2008, based on the unvested options outstanding at September 30, 2008, adjusted for estimated forfeitures.

Unvested Share Awards

Unvested stock activity for the nine months ended September 30, 2008 is presented below:

Unvested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	826,119	$0.43
Granted	71,617	11.88
Vested	(432,218)	0.16
Cancelled	(33,000)	1.37

Unvested at September 30, 2008	432,518	$2.62

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OEM	$19,774	$18,261	$57,737	$53,561
Creative professional	7,536	7,911	25,755	24,077

Total	$27,310	$26,172	$83,492	$77,638

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

	Three Months Ended September 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,735	32.0%	$7,931	30.3%
Asia	10,241	37.5	9,516	36.4
United Kingdom	3,237	11.8	3,219	12.3
Germany	5,097	18.7	5,506	21.0

Total	$27,310	100.0%	$26,172	100.0%

	Nine Months Ended September 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,983	32.3%	$24,741	31.9%
Asia	32,139	38.5	29,917	38.5
United Kingdom	8,951	10.7	8,575	11.0
Germany	15,419	18.5	14,405	18.6

Total	$83,492	100.0%	$77,638	100.0%

Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2008	December 31, 2007
Long-lived assets:
United States	$79,311	$86,609
Asia	927	1,020
United Kingdom	96	62
Germany	15,666	17,045

Total	$96,000	$104,736

15. Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of September 30, 2008 one customer balance accounted for 22.7% of our gross accounts receivable. As of December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Historically, we have not recorded material losses due to customer nonpayment. No customer individually accounted for 10% or more of our total revenue in the three or nine months ended September 30, 2008 or 2007.

16. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2008 and December 31, 2007.

17. Subsequent Event

On November 10, 2008, the Company announced a restructuring plan. Under the restructuring plan, the Company will reduce headcount in certain areas and will redeploy certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction will be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives. As a result, we do not anticipate an overall change in headcount. We expect the restructuring actions to be completed by December 31, 2008. The Company expects to record a charge to operations in the fourth quarter of 2008 of approximately $0.9 million, which will consist of severance and termination benefits associated with this restructuring.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced and we expect to continue to experience lower revenue in the first and third quarters of the year due to the timing of some contractual payments of licensing fees from our OEM customers. In the current year, as well as in prior years, we have experienced and we may experience in the future, seasonal slowness in the third quarter of the year from our creative professional customers. In addition, some of our revenue streams, particularly custom revenue has tended in the past, and we expect it to continue to be more susceptible to weakening economic conditions, as spending in this area is more discretionary in nature.

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

	Three Months Ended September 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,735	32.0%	$7,931	30.3%
Asia	10,241	37.5	9,516	36.4
United Kingdom	3,237	11.8	3,219	12.3
Germany	5,097	18.7	5,506	21.0

Total	$27,310	100.0%	$26,172	100.0%

	Nine Months Ended September 30,
	2008		2007
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,983	32.3%	$24,741	31.9%
Asia	32,139	38.5	29,917	38.5
United Kingdom	8,951	10.7	8,575	11.0
Germany	15,419	18.5	14,405	18.6

Total	$83,492	100.0%	$77,638	100.0%

For the three months ended September 30, 2008 and 2007, sales by our subsidiaries located outside North America comprised 68.0% and 69.7%, respectively, of our total revenue. For the nine months ended September 30, 2008 and 2007, sales by our subsidiaries located outside North America comprised 67.7% and 68.1%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended September 30, 2008 and 2007, our top ten licensees by revenue accounted for approximately 47.8% and 48.5% of our total revenue, respectively. For the nine months ended September 30, 2008 and 2007, our top ten licensees by revenue accounted for approximately 45.7% and 44.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months and nine months ended September 30, 2008 or 2007, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Revenue:
OEM	72.4%	69.8%
Creative professional	27.6	30.2

Total revenue	100.0	100.0
Cost of revenue	9.7	7.7
Cost of revenue—amortization of acquired technology	3.1	3.2
Marketing and selling	20.4	17.9
Research and development	12.5	23.2
General and administrative	17.6	14.7
Amortization of other intangible assets	6.7	6.8

Total costs and expenses	70.0	73.5

Income from operations	30.0	26.5
Interest expense, net	6.8	15.0
Loss (gain) on foreign exchange	10.0	(3.6)
Gain on derivatives	(9.2)	—
Loss on extinguishment of debt	—	11.3
Other expense (income), net	0.3	—

Total other expenses	7.9	22.7
Income before provision (benefit) for income taxes	22.1	3.8
Provision (benefit) for income taxes	6.0	(2.0)

Net income	16.1%	5.8%

The following discussion compares the three months ended September 30, 2008 with the three months ended September 30, 2007.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2008	2007
OEM	$19,774	$18,261	$1,513
Creative professional	7,536	7,911	(375)

Total revenue	$27,310	$26,172	$1,138

Revenue

Revenue was $27.3 million and $26.2 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $1.1 million, or 4.4%, primarily from our OEM customers. OEM revenue was $19.8 million and $18.3 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $1.5 million, or 8.3%, primarily the result of an increase in royalty revenue. Approximately one half, or $0.8 million, of the increase in royalty revenue was from our newer markets and drivers. The remainder of the increase in OEM revenue was the result of increased royalty revenue in our printer business in the three months ended September 30, 2008 as compared to the same period in 2007. Creative professional revenue was $7.5 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $0.4 million, or 4.7%, mainly the result of decreases in non-web creative professional businesses. Non-web creative professional businesses, which consist of our custom, direct and indirect sales channels, decreased $1.0 million due to a decline primarily in custom font orders from our corporate customers, which we believe is due to the downturn in economic conditions. This was partially offset by an increase in web revenue of $0.6 million, a portion of which was from price increases on our web products instituted on April 1, 2008.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $2.6 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $0.6 million. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 9.7% and 7.7% in the three months ended September 30, 2008 and 2007, respectively. The increase in cost of revenue was mainly due to sales mix. In the third quarter of 2008, we had a lower percentage of our revenue from higher margin products, than compared to the same period in 2007.

The portion of cost of revenue consisting of amortization of acquired technology remained unchanged at $0.8 million for the three months ended September 30, 2008 and 2007.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $5.6 million and $4.7 million in the three months ended September 30, 2008 and 2007, respectively, an increase of $0.9 million, or 19.0%, primarily as a result of increased personnel expenses. Personnel and personnel related expenses increased $0.7 million, including share based compensation, mainly due to increased headcount and a shift in the primary focus of several employees during 2008 from development related activities to presale customer support and commercial web site development. Together with annual salary increases, this resulted in increased personnel costs in the third quarter of 2008 as compared to the same period in 2007.

Research and Development. Research and development expense was $3.4 million and $6.1 million in the three months ended September 30, 2008 and 2007, respectively, a decrease of $2.7 million, or 43.8% mainly due to decreased share based compensation expense. Share based compensation decreased $2.0 million in the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to a decrease in share based compensation related to our acquisition of China Type Design. In the third quarter of 2007, the China Type Design promissory notes converted into shares of restricted stock in connection with our initial public offering and we recorded $2.1 million in related share based compensation expense. In the three months ended September 30, 2008, we recorded a credit of $0.1 million on this same restricted stock. A significant portion of the China Type Design share based compensation is accounted for in accordance with the rules for non-employee stock awards and as a result fluctuates with changes in our stock price. In addition, during 2008, there was a shift in headcount from development related activities to primarily focus on presale customer support and commercial web site development resulting in a decrease in research and development expenses as compared to the same period in 2007; however, increased annual salaries and increases in other personnel related expenses offset the majority of the decrease. The net decrease in research and development personnel expenses was $0.3 million.

General and Administrative. General and administrative expense was $4.8 million and $3.8 million in the three months ended September 30, 2008 and 2007, respectively, an increase of $1.0 million, or 25.5%. Increased personnel and personnel related costs, of $0.6 million, including share based compensation, were primarily the result of an increase in the number of employees, particularly in our finance department, and annual salary increases. At September 30, 2007, we were still adding additional personnel and infrastructure needed to operate as a public company. Increased spending on our efforts to comply with the Sarbanes-Oxley Act contributed $0.3 million to the overall increase in general and administrative expenses in the three months ended September 30, 2008 as compared to the same period in 2007.

Amortization of Other Intangible Assets. Amortization of other intangible assets remained unchanged at $1.8 million for the three months ended September 30, 2008 and 2007, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $2.1 million, or 53.0%, to $1.8 million for the three months ended September 30, 2008, as compared to $3.9 million for the three months ended September 30, 2007. The decrease is the result of lower total debt outstanding in the third quarter of 2008 as compared to the same period in 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing costs and debt discounts, at September 30, 2008 was $116.1 million as compared to $134.7 million at September 30, 2007. In July 2007, we paid off our $70 million term loan arranged by D. B. Zwirn Special Opportunities Fund, or our Second Lien Credit Facility. In April 2008, we paid approximately $6.8 million on the principal of our senior credit facility arranged by Wells Fargo Foothill, Inc., or our First Lien Credit Facility, in accordance with our debt agreement. At September 30, 2008, the blended interest rate on our First Lien Credit Facility was 6.5% as compared to a blended rate of 8.2% at September 30, 2007.

Loss (Gain) on Foreign Exchange

Loss on foreign exchange was $2.7 million in the three months ended September 30, 2008, as compared to a gain of $0.9 million in the three months ended September 30, 2007, a decrease of $3.7 million primarily due to a loss on our Euro denominated intercompany note of $3.0 million.

Gain on Derivatives

Gain on derivatives was $2.5 million and $13 thousand in the three months ended September 30, 2008 and 2007, respectively, an increase of $2.5 million, mainly the result of our outstanding currency swap contract. We entered into a currency swap contract during the second quarter of 2008 to mitigate exposure on our Euro denominated intercompany note. In the three months ended September 30, 2008, we recorded a gain of $2.6 million on this instrument. There were no currency swap contracts outstanding in the same period in 2007.

Loss on Extinguishment of Debt

In the third quarter of 2007, we recorded a loss of approximately $3.0 million on the extinguishment of our Second Lien Credit Facility. On July 30, 2007, we paid in full the $70 million balance on our Second Lien Credit Facility using the proceeds from our initial public offering, the refinancing of our First Lien Credit Facility and cash on hand. We incurred a prepayment penalty of $1.4 million on the transaction and wrote off approximately $1.6 million in deferred financing costs. There were no similar charges during the same period in 2008.

Provision (benefit) for Income Taxes

For the three months ended September 30, 2008 and 2007, our effective tax rate was 27.2% and (52.2%), respectively. During the three months ended September 30, 2008, the effective rate includes 0.8% due to permanent non-deductible share based compensation expense, and (9.8%) for a change in the state tax rate utilized in 2008. In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 will not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $662 thousand and a corresponding reduction to its deferred income tax liabilities, in the three months ended September 30, 2008 to correct this error. As a result, during the three months ended September 30, 2008 we revised the effective state tax rate to 3.0% from the 6.2% rate utilized in previous periods.

During the three months ended September 30, 2007, Germany enacted new tax legislation, effective for us on January 1, 2008. Among other changes, the new German tax law lowered the German effective tax rate by approximately 10%, from the current rate of 40% to 30%. As a result, deferred tax liabilities related to the Company’s German operations were adjusted to reflect the rates at which those deferred tax liabilities were expected to reverse. Accordingly, we recorded the deferred tax impact associated with these changes as a discrete event in the third quarter of 2007 in the amount of $1.4 million, which resulted in our decreased effective tax rates for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth items in the unaudited consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
Revenue:
OEM	69.2%	69.0%
Creative professional	30.8	31.0

Total revenue	100.0	100.0
Cost of revenue	8.9	9.0
Cost of revenue—amortization of acquired technology	3.1	3.3
Marketing and selling	20.6	17.8
Research and development	13.6	18.0
General and administrative	18.4	14.5
Amortization of other intangible assets	6.6	6.9

Total costs and expenses	71.2	69.5

Income from operations	28.8	30.5
Interest expense, net	7.5	18.7
Loss (gain) on foreign exchange	0.9	(1.5)
Gain on derivatives	(1.9)	—
Loss on extinguishment of debt	—	3.8
Other income, net	0.1	—

Total other expenses	6.6	21.0
Income before provision for income taxes	22.2	9.5
Provision for income taxes	8.7	2.9

Net income	13.5%	6.6%

The following discussion compares the nine months ended September 30, 2008 with the nine months ended September 30, 2007.

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

The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2008	2007
OEM	$57,737	$53,561	$4,176
Creative professional	25,755	24,077	1,678

Total revenue	$83,492	$77,638	$5,854

Revenue

Revenue was $83.5 million and $77.6 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $5.9 million, or 7.5%. The increase was attributable to growth in both OEM and creative professional revenue. OEM revenue was $57.7 million and $53.6 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $4.2 million, or 7.8%, primarily the result of an increase in royalty revenue and license fees. Together these accounted for $4.1 million of the overall increase. Creative professional revenue was $25.8 million and $24.1 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $1.7 million, or 7.0%. Increased web, direct and indirect sales contributed $2.7 million, to the overall increase, which was partially offset by a decrease in custom revenue of $1.1 million. Price increases on our web products, implemented on April 1, 2008, partially contributed to the increase in web sales. Approximately $0.7 million or 66.7% of the decrease in custom revenue occurred during the third quarter of 2008 as a result of economic conditions.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $7.4 million and $7.0 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $0.4 million, or 6.2%. As a percentage of total revenue, cost of revenue excluding amortization was 8.9% in the nine months ended September 30, 2008 as compared to 9.0% for the nine months ended September 30, 2007. The decrease as a percentage of revenue was due to sales mix. In the nine months ended September 30, 2008, we had less revenue from custom development projects which has a higher associated cost than our other sources of revenue, as compared to the same period in 2007. In addition, we had an increase in higher margin OEM license sales in the nine months ended September 30, 2008 as compared to the same period in 2007.

Amortization of acquired technology remained unchanged at $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Operating Expenses

Marketing and Selling . Marketing and selling expense was $17.2 million and $13.8 million in the nine months ended September 30, 2008 and 2007, respectively, an increase of $3.4 million, or 24.3%, primarily due to increased personnel and advertising expenses. Increased personnel costs contributed $2.6 million to the overall increase, including increased share based compensation expense, mainly the result of shifting the primary focus of several employees from development related activities to presale customer support and commercial web site development in the nine months ended September 30, 2008 as compared to the same period in 2007. This shift resulted in a 17% headcount increase in sales and marketing and accounted for $1.5 million of the increase. Additional headcount increases in one of our subsidiaries and foreign exchange related to the strengthening of the Euro against the U.S. dollar contributed $0.6 million. Annual salary increases mostly accounted for the remainder of the increase, or $0.5 million, period over period. Spending on web advertising increased $0.5 million in the nine months ended September 30, 2008 as compared to September 30, 2007 as we continued to increase our emphasis on targeted advertising.

Research and Development. Research and development expense was $11.4 million and $14.0 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $2.6 million, or 18.5%. Share based compensation decreased $1.6 million in the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to the conversion of China Type Design promissory notes into shares of restricted stock in connection with our initial public offering in 2007, resulting in $2.1 million in share based compensation expense. In the nine months ended September 30, 2008, we recorded $0.1 million of share based compensation expense on this same restricted stock. A significant portion of the China Type Design share based compensation is accounted for in accordance with the rules for non-employee stock awards and as a result, fluctuates with changes in our stock price. Personnel expenses decreased $0.6 million in the nine months ended September 30, 2008, as compared to the same period in 2007. During the nine months ended September 30, 2008 as compared to the same period in 2007, there was a shift in primary focus of several employees from development related activities toward presale customer support and commercial web site development. This shift resulted in an 8% reduction in research and development headcount; however, increased salaries and increases in other personnel related expenses offset the majority of the decrease in expenses from the reduced headcount.

General and Administrative. General and administrative expense was $15.3 million and $11.3 million in the nine months ended September 30, 2008 and 2007, an increase of $4.0 million, or 36.0%. This increase was primarily a result of increased personnel costs and the cost of filing of a registration statement with respect to a secondary offering of our securities in the nine months ended September 30, 2008. Increased personnel and personnel related expenses contributed $1.8 million, including increased share based compensation expense of $0.6 million, mainly the result of increased headcount and annual compensation increases in the nine months ended September 30, 2008, as compared to the same period in 2007. We completed our initial public offering during the third quarter of 2007. Prior to this, we were a private company operating with an infrastructure appropriate for a private company and had started to add necessary personnel and infrastructure to operate as a public company. In the second quarter of 2008, we filed a registration statement with respect to a secondary offering of shares of our common stock under a contractual agreement with a shareholder, which contributed $1.2 million to the overall increase in general and administrative expenses in the nine months ended September 30, 2008, which was partially offset by $0.2 million in expense in the same period in 2007 related to our initial public offering. The cost of filing the registration statement was recorded as an expense, as the Company did not receive consideration from the offering. Increased legal expenses, other than those associated with the registration statement, increased $0.2 million to the overall increase, primarily the result of the ongoing protection of our intellectual property. Increased Sarbanes-Oxley Act compliance costs and increased outside director fees contributed $0.3 million to the overall increase.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $5.5 million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $0.1 million, or 3.4%.

Interest Expense, Net

Interest expense, net of interest income decreased $8.3 million, or 57.1%, to $6.2 million for the nine months ended September 30, 2008 as compared to $14.5 million for the nine months ended September 30, 2007. The decrease is the result of lower total debt outstanding in the first three quarters of 2008 as compared to the same period in 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing and debt discounts, at September 30, 2008 was $116.1 million as compared to $134.7 million at September 30, 2007. In July 2007, we paid off our $70 million Second Lien Credit Facility. In April 2008, we paid approximately $6.8 million on the principal of our First Lien Credit Facility. At September 30, 2008, the blended interest rate on our First Lien Credit Facility was 6.5% as compared to a blended rate of 8.2% at September 30, 2007.

Loss (Gain) on Foreign Exchange

Loss on foreign exchange was $0.8 million and a gain of $1.1 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $1.9 million, primarily due to a loss on our intercompany note. We recorded a $0.8 million loss on our Euro denominated intercompany note for the nine months ended September 30, 2008 as compared to a gain of $2.4 million for the same period in 2007.

Gain on Derivatives

Gain on derivatives was $1.6 million and $42 thousand for the nine months ended September 30, 2008 and 2007, respectively, an increase of $1.6 million, primarily due to our currency swap. We entered into a long term currency swap contract during 2008 to mitigate exposure on our Euro denominated intercompany note and in the nine months ended September 30, 2008 the gain on this contract was $1.5 million. There were no currency swap contracts outstanding in the nine months ended September 30, 2007.

Loss on Extinguishment of Debt

In the first nine months of 2007, we recorded a loss of approximately $3.0 million on the extinguishment of our Second Lien Credit Facility. On July 30, 2007, we paid in full the $70 million balance on our Second Lien Credit Facility using the proceeds from our initial public offering, the refinancing of our First Lien Credit Facility and cash on hand. We incurred a prepayment penalty of $1.4 million on the transaction and wrote off approximately $1.6 million in deferred financing costs. There were no similar charges during the same period in 2008.

Provision for Income Taxes

Our effective tax rate was 39.1% and 31.1% for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the effective tax rate includes 2.3% due to permanent non-deductible costs associated with the filing of our registration statement in the second quarter, 2.1% due to permanent non-deductible share based compensation expense, and (3.2%) for a change in the state tax rate utilized in 2008. In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 will not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $527 thousand and a corresponding reduction to its deferred income tax liabilities, in the nine months ended September 30, 2008 to correct this error. During the nine months ended September 30, 2007, Germany enacted new tax legislation, effective for us on January 1, 2008 which lowered our tax rate approximately 10%. As a result, deferred tax liabilities related to the Company’s German operations were adjusted in the third quarter of 2007 to reflect the rates at which those deferred tax liabilities were expected to reverse which resulted in our decreased effective tax rate for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $28.0 million and a $20.0 million revolving line-of-credit which was undrawn at September 30, 2008 and December 31, 2007. Availability under the line-of-credit, however was reduced by approximately $4.0 million at September 30, 2008 as a result of the currency swap we entered into in May 2008. In April 2008, we made a mandatory prepayment of $6.8 million under the agreement relating to our First Lien Credit Facility, or our Amended and Restated Credit Facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, the credit crisis may affect our ability to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$24,556	$18,220
Net cash used in investing activities	(935)	(711)
Net cash used in financing activities	(15,168)	(13,480)
Effect of exchange rates on cash and cash equivalents	(65)	845

Increase in cash and cash equivalents	$8,388	$4,874

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

We generated $24.6 million in cash from operations during the nine months ended September 30, 2008. Net income, after adjusting for depreciation and amortization, amortization of financing costs, loss on retirement of fixed assets, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and gain on derivatives, generated $25.1 million in cash. Deferred revenue provided $3.5 million in cash, resulting primarily from the receipt of two large royalty prepayments. These were partially offset by increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable and accrued expenses and other liabilities using $4.7 million in cash. Accounts payable decreased mainly due to certain large vendor balances outstanding at December 31, 2007 that have since been paid. Accrued expenses decreased primarily due to the payment of annual bonuses and sales taxes that were accrued at December 31, 2007.

We generated $18.2 million in cash from operations during the nine months ended September 30, 2007. Net income, after adjusting for depreciation and amortization, amortization of financing costs, loss on extinguishment of debt, unrealized loss on interest rate caps, unrealized gain on foreign currency, deferred taxes and share based compensation, generated $19.6 million in cash. Increased sales resulted in a higher receivables balance using $0.4 million in cash. Accrued expenses and other liabilities, and deferred revenue provided $3.8 million in cash which was offset by an increase in prepaids and other assets and decreases in accounts payable and accrued income taxes using $4.8 million in cash. Our other assets decreased as a result of the completion of our initial public offering. The increase in accrued expenses was mainly the result of an increase in accrued sales taxes in one of our foreign entities that was exempt from sales tax in 2006. The decreased balance in accounts payable is the result of timing.

Investing Activities

During the nine months ended September 30, 2008, cash used in investing activities was $0.9 million which consisted of purchases of property and equipment. During the nine months ended September 30, 2007, we used $0.7 million in cash for investing activities, which included $0.6 million to purchase equipment and $0.1 million related to adjustments to the purchase accounting on our acquisitions of China Type Design and Linotype.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2008 was $15.2 million. Payments on long-term debt used $15.9 million in cash. We received $0.6 million in cash from stock option exercises.

Cash used in financing activities for the nine months ended September 30, 2007 was $13.5 million. We received $67.5 million in cash from the issuance of common stock associated with our initial public offering, net of underwriter’s commissions and other costs and expenses. During the period, we received $10.8 million in net proceeds from an amendment to our First Lien Credit Facility. Payments on long-term debt were $80.7 million in cash, of which $70.0 million related to our Second Lien Credit Facility and the remainder was related to installment payments on our debt obligations. We paid $1.4 million in penalties associated with the early repayment of our Second Lien Credit Facility. We also used $9.7 million for the redemption of our redeemable preferred stock that converted into redeemable preferred stock in connection with our initial public offering.

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

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of September 30, 2008, the blended interest rate on the First Lien Credit Facility was 6.46%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of September 30, 2008, the maximum leverage ratio permitted was 3.50:1.00 and our leverage ratio was 2.29:1.00.

In May 2007, we amended our First Lien Credit Facility to define Adjusted EBITDA as described above. In July 2007, we also amended our First Lien Credit Facility to provide additional borrowings, reduce our interest rate and modify covenants; however, the Adjusted EBITDA definition was not changed. On April 17, 2008, we amended our First Lien Credit Facility to increase the beneficial owner threshold in the change of control definition.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,393	$1,524	$11,303	$5,089
Provision (benefit) for income taxes	1,644	(523)	7,269	2,296
Interest expense, net	1,843	3,925	6,234	14,531
Depreciation and amortization	2,932	2,895	8,948	8,629

EBITDA	$10,812	$7,821	$33,754	$30,545
Share based compensation	1,120	2,518	2,741	3,271

Adjusted EBITDA(1)	$11,932	$10,339	$36,495	$33,816

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Therefore, its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $11.1 million and $11.2 million at September 30, 2008 and December 31, 2007, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2008, one customer accounted for 22.7% of our gross accounts receivable. As of December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2008 and 2007, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our First Lien Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At

September 30, 2008, the blended rate of interest on our outstanding debt was 6.5%. For each one percent increase in interest rates our interest expense would increase by $1.2 million; however, this would be mitigated by our interest rate caps. We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At September 30, 2008, we had one interest rate cap contract outstanding with a notional amount of $110.0 million. The contract has a fixed rate of 6.5% and expires on December 31, 2010. At December 31, 2007, we had two interest rate cap contracts outstanding totaling $110.0 million. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of these financial instruments at September 30, 2008 and December 31, 2007 was approximately $0.1 million and $900, respectively. In the three months ended September 30, 2008 and 2007, we recognized a loss of $36 thousand and a gain of $13 thousand, respectively, which have been included in gain on derivatives in the accompanying consolidated statements of operations. In the nine months ended September 30, 2008 and 2007, we recognized a gain of $48 thousand and $42 thousand, respectively, which have been included in gain on derivatives in the accompanying consolidated statements of operations.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2008, there were no currency contracts outstanding. At December 31, 2007, we had one currency contract outstanding with fair value loss of $74 thousand.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At September 30, 2008, the note balance was approximately $24.7 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.5 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. Prior to May 7, 2008, this note was an unhedged position. For the three months ended September 30, 2008 and 2007, we incurred an exchange loss of $3.0 million and a gain of $1.7 million, respectively, on this intercompany note. For the nine months ended September 30, 2008 and 2007, we incurred an exchange loss of $0.8 million and an exchange gain of $2.3 million, respectively, on this intercompany note. The gains and loss on the intercompany note are included in loss (gain) on foreign exchange in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2008, we incurred gains of $2.6 million and $1.5 million, respectively, on the currency swap contract which is included in gain on derivatives in the accompanying consolidated statements of operations.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify a change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2008, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 39.2% of our outstanding common stock. As a result, these persons, acting together, may have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our Company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; and

•	discouraging potential acquirers from making offers to purchase our Company.

We may require additional capital, and we may not be able to readily access additional credit.

We may need to raise additional capital to fund operations in the future or to grow our business through acquisitions. There is currently a credit crisis which is affecting the world economy and the United States is in an economic downturn. Thus, our ability to secure additional debt financing may be negatively impacted by this credit crisis and economic downturn which could adversely impact our financial performance. We are also subject to certain covenants under our Amended and Restated Credit Agreement that restrict our use of existing funds, for example future acquisitions. The current credit environment could prohibit us from receiving a waiver of such covenants, as requested by the Company.

A prolonged economic downturn could materially harm our business.

Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States and abroad or increased oil prices, could cause a decrease in consumer spending on computer hardware and software and CE devices in general and negatively affect the rate of growth of the CE device markets or of adoption of CE devices. Any reduction in consumer confidence or disposable income in general may adversely affect the demand for fonts in our creative professional business, or for CE devices that incorporate our text imaging solutions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: November 12, 2008	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2008	By:	/S/ SCOTT E. LANDERS
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