Form 10-K
period 2008-12-31
Monotype Imaging Holdings Inc.
filed 2009-03-13
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2008 was approximately $179,215,826 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of March 2, 2009 was approximately 34,534,078.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype Imaging Holdings Inc. is a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 17 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 10,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct and indirect sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com, which combined attracted more than 25 million visits in 2008 from over 200 countries and territories. Our principal offices are located in Woburn, Massachusetts; with regional offices in Mt. Prospect, Illinois; Redwood City, California; Boulder, Colorado; Japan; Hong Kong (China Type Design Ltd.); Korea; the United Kingdom and Germany (Linotype GmbH).

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

On July 30, 2007, we completed an initial public offering, issuing 6.5 million shares of our common stock at a price of $12.00 per share. We received net proceeds from the offering of approximately $67.2 million and used the proceeds, along with cash on hand, to restructure and pay down a portion of our debt. Further details regarding the events which occurred in connection with our initial public offering may be found in Note 1 of our consolidated financial statements. In June 2008, we completed a secondary offering of our common stock under a contractual agreement with a shareholder. We did not receive any proceeds from the secondary offering, as we did not issue any new shares of common stock in connection with the transaction.

Industry Overview and Market Opportunity

Font technology has evolved with the increase in the functionality of CE devices. The latest generation of digital font technology focuses on scalable fonts rather than bitmaps. Bitmaps require the storage of images for each individual character and size, which limits the ability of a CE manufacturer to quickly deploy across multiple CE devices. Scalable fonts are more flexible, compressed and memory efficient.

CE devices are marketed globally and increasingly require robust multi-media functionality. Consumers are increasingly acquiring rich digital media content from service providers, over the Internet, as packaged media and from other users. CE device manufacturers must display text from these different sources, while being expected to provide a consistent look and feel across CE devices, support worldwide languages and provide enhanced navigation and personalization. Laser printer manufacturers are using text imaging solutions to enhance functionality and add features.

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

The market for laser printers and digital copiers is generally more mature than the rest of the CE device market. As a result, the lower end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advancements such as a larger number of embedded fonts and color output, scanning and copying capabilities and enhanced control panel capabilities. This increased functionality is in turn driving the advancement of the printer industry, particularly the laser printer industry, which accounts for a significant portion of the printer market. More than 38 million laser printers were sold in 2007, per a March 2008 IDC report, generating $49 billion in revenues for laser printer manufacturers.

The advancement of capabilities and functionality of multimedia CE devices, together with the increased reliance by laser printer manufacturers on enhancing technologies to drive value, favor comprehensive global text imaging solutions.

Graphic designers, advertisers, printers, publishers and other creative and business professionals also rely on fonts to convey meaning and to differentiate brand identity. For example, creative and business professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and marketing communications into new markets around the world. Creative and business professionals historically acquired fonts primarily from local or regional distributors or dealers. However, we believe online font vendors have become the preferred channel to acquire fonts due to the larger selection, greater ease of use, and the ability to easily access font libraries from anywhere.

Original equipment manufacturers, or OEMs, and creative and business professionals are seeking comprehensive text imaging solutions with flexible technologies that can be rapidly integrated into their products. In the CE device market, advanced text imaging solutions, including scalable and multilingual type that is optimized for CE device memory and display limitations, are critical in supporting text portability. We believe laser printer manufacturers are using text imaging solutions to enhance functionality. In addition, creative and business professionals such as graphic designers and advertising agencies are turning to text imaging solutions more frequently for branding and marketing in today’s increasingly global business environment. As a result, OEMs and creative and business professionals are requiring advanced text imaging solutions that are powerful and easy to use, and that continue to develop and evolve to address their text imaging needs.

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

•

Our iType font scaling engine renders high quality display of text in every major language and in any size on memory constrained CE devices, including, but not limited to, mobile phones, video game consoles, set-top boxes and digital cameras, and is fully compatible with industry-standard font formats including TrueType and OpenType as well as our proprietary format for stroke-based Asian fonts.

•

Our primary laser printer imaging products are our font scaling engine, Universal Font Scaling Technology and a patented font compression technology, MicroType. Our font scaling engine and font compression technologies are compatible with virtually all font formats and CE device manufacturers’ standards, including PostScript and Printer Command Language, or PCL. We currently license these products to 57 laser printer manufacturers worldwide.

•

Our Asian Compression for TrueType, or ACT, enables the accurate and fast rendering of high-quality Asian typeface images for laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras.

•

Our SmartHint Asian fonts use a simple stroke-based format that requires much less memory than regular TrueType fonts. SmartHint fonts are targeted to CE devices with small displays, such as mobile phones.

•

Our Edge technology enables high-quality text rendering on memory-constrained devices for fonts in any language, with additional features that address the clear display of East Asian text at any size, using fonts that are stylistic in design.

•	Text Layout Engines

•	Our WorldType Layout Engine enables CE devices to accurately display multilingual text, including text composed in complex languages such as Indic, Arabic and Hebrew scripts.

•	Printer Driver and Imaging Tools

•	Our printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•	Our ColorSet imaging tools give printer manufacturers complete control over high-quality color reproduction while minimizing development time.

•	Font Products and Services

•	Our library of more than 10,000 typefaces includes fonts owned by us and fonts licensed from third parties.

•	We have strong relationships with a broad network of highly talented font designers.

•	Our e-commerce websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com offer more than 150,000 high quality font products.

•	We offer custom font design services for corporate branding and identity purposes.

•

Our core sets of fonts consist of the PCL 6 and PostScript 3 font collections. These fonts are designed for compatibility with Hewlett Packard, or HP, and Adobe Systems Incorporated, or Adobe, font specifications.

•	Our FlipFont application enables mobile phone users to personalize and enhance their user experience with mobile-optimized fonts chosen from a selection available from an online resource.

•	Font Management Technologies

•	Our Fontwise product is a comprehensive font license management solution that allows creative and business professional customers to audit, manage and purchase font licenses.

•

Our FontExplorer X font management software allows the end-user to identify fonts required to view and print a given document as the original author intended and provides an easy way to license those fonts.

Competitive Strengths

Our text imaging solutions provide critical technologies and fonts for users that require the ability to display or print high quality digital text. Our core strengths include:

Technological and Intellectual Property Leadership. We are a leading global provider of text imaging solutions for laser printers. We have achieved this leadership position by combining our proprietary technologies with extensive font libraries that include many of the world’s most popular typefaces. We are leveraging our intellectual property and experience in this market to secure a leading position in other high volume CE device categories. For example, we currently ship our text imaging solutions on mobile phones manufactured by three of the largest manufacturers of mobile phones by unit-volume. We have also established footholds in emerging CE device categories, such as digital televisions, set-top boxes, personal navigation devices and digital cameras.

Established Relationships with Market Leaders. We benefit from established relationships with our OEM customers, many of which date back 17 years or more. We work collaboratively with them and obtain insight into their product roadmaps and future requirements. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming to replace them. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the mobile phone and CE device space, we provide technologies to market leaders Nokia, Motorola and Sony Ericsson. In the laser printer market our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our operating system and application partners include Microsoft, Apple, QUALCOMM and Symbian.

International Presence and Technologies Designed to Serve the Global Market. In 2008 and in 2007, 67.5% and 68.7% of our revenue, respectively, was derived from sales by our operating subsidiaries located in Japan, the United Kingdom, Germany and China. Our customers are located in North America, Asia, Europe and other parts of the world. Our technologies and font IP are critical to our OEM customers that manufacture high volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages. We have specifically designed scalable font rendering technologies for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market and increasing product flexibility. This is critical to manufacturers of high volume CE devices that have multimedia functionality and multinational distribution. Increasingly, the center of design, manufacturing and consumption of CE devices is in China, Japan and Korea. We have over 17 years of experience partnering with Asian companies such as Ricoh, Toshiba and Kyocera Mita. Additionally, through our acquisition of China Type Design, we have expanded our text imaging solutions portfolio and our international presence. In 2009, we opened a sales office in Seoul, Korea which will further expand our presence in Asia.

Strong Web Presence and Font Design Services. We have built an extensive customer base of creative and business professionals to whom we license fonts. Our flagship website with the intuitive domain name, fonts.com, along with our other e-commerce websites, including the European site linotype.com, provide us with a substantial web presence offering more than 150,000 font products. We have also provided custom font design and branding services to many multinational corporations.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our OEM customers. In addition, our revenues are highly visible because of our established relationships with OEM customers and due to quarterly royalty reports we receive from those customers. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate which increases our cash flows. We have low capital requirements, which drive high returns on invested capital.

Experienced Leadership and Employee Base. Our senior management has an average of 18 years of experience in the text imaging and software solutions businesses. Robert M. Givens, our Chairman of the board of directors, and Douglas J. Shaw, our President, Chief Executive Officer and director, have presided over the successful introduction of our text imaging solutions in each of our served markets for over 20 years. Our Chief Financial Officer, Scott E. Landers, has 12 years of public company experience and experience in the software solutions business. John L. Seguin, our Executive Vice President, is a long-time veteran of companies that supply technologies to the CE device industry. Many of the members of our sales, engineering and support staff have been with us since we began serving OEMs and creative and business professionals. As a result, there is significant continuity between our team and our key customers.

Our Strategy

Our objective is to extend our position as a leading global provider of text imaging solutions. We intend to:

Increase Penetration of our Technologies and Fonts into Emerging CE Device Categories. We believe our technologies and fonts are increasingly vital to the mass-market success of certain high growth CE device categories such as digital televisions, set-top boxes, personal navigation devices and digital cameras. We have an established base of customers in these CE device categories and we intend to increase our targeted sales activities to add new customers and increase the number of products, models, applications and systems in which our technologies and fonts are embedded. For example, our Edge technology, which enables the clear display of East Asian text using stylistic fonts, addresses the inherent challenges these new CE devices present, such as memory constraints and low resolution screens. Edge-enhanced fonts provide a new level of memory efficiency and display quality at small text sizes. We intend to market our text imaging solutions for inclusion in emerging CE device categories with sophisticated display imaging needs such as high definition DVD players and DVD recorders and in-vehicle entertainment devices. In addition, we intend to extend our reach into new products, customers and models by continuing to partner with leading independent software vendors.

Extend our Leadership Position with Enhanced Technologies in the Laser Printer Market. While the laser printer market has been growing at a slower pace than the market for other CE devices, we have historically sustained consistent growth by anticipating and rapidly adapting to changes in this market. For example, we tailored our products to support PCL and PostScript. With the release of Microsoft Windows Vista, we began supporting XPS and the increased font offering that is part of Microsoft Windows Vista. As laser printers evolved from analog and monochrome to digital and color printers and, more recently to multi-function printers, we also enhanced our existing compression technologies and imaging tools to maintain the high quality rendering of printed text in these new CE devices. We also introduced new products such as our printer driver kits and color tools to address the increasing demand for customized driver applications. We intend to leverage our extensive experience in this market and our long-standing relationships with laser printer manufacturers to maintain our leadership position in the laser printer market.

Leverage our Installed Base of Leading OEM Customers by Providing New Technologies and Fonts. Our customers include many of the largest manufacturers in the CE device markets as well as independent software vendors, and we continually seek to develop new technologies and fonts to serve these customers. For example, our Edge technology, which enables the clear display of text using stylistic fonts, addresses the challenges our OEM customers face. By providing additional technologies and fonts, we seek to leverage our core relationships to maintain or increase the average selling prices of our text imaging solutions and to further penetrate our existing OEM customer base. Such technologies include worldwide language support products for laser printers and new products and technologies for multi-function and color printers.

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

Continue to Develop our Online Offerings and Services. We have a strong online presence with our websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com. Together these websites attracted more than 25 million visits in 2008 from over 200 countries and territories. We believe there are opportunities to increase our revenue per visitor by continuing to offer innovative solutions to this community of users, as well as to benefit from growth in web traffic at these sites. For example, FontExplorer X Pro is available for sale through fontexplorerx.com and our Flipfont application and suite of fonts is available online through supported phones. FlipFont enables users to personalize their mobile phone with fonts.

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

Our Customers

Our technologies and services are sold to customers in two principal markets: OEM and creative professional. The OEM market consists of both CE device manufacturers and independent software vendors. Our creative professional customers include purchasers of font end-user licenses, a large proportion of which are large publishing firms, corporations and advertising agencies. In 2008, 2007 and 2006 our revenue in these two markets was as follows (in thousands):

	2008		2007		2006
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
OEM	$77,810	70%	$72,612	69%	$64,268	75%
Creative Professional	33,051	30%	32,540	31%	21,936	25%

Total	$110,861	100%	$105,152	100%	$86,204	100%

Our text imaging solutions are embedded in a broad range of CE devices and are compatible with most major operating environments and those developed directly by CE device manufacturers. We partner with operating system and software application vendors Microsoft, Apple, Symbian, QUALCOMM and ACCESS (PalmSource) and have made our patented iType scalable font engine available as a plug-in for open source Linux environments. Additionally, we are an active participant in the development of industry standards, such as the XML Paper Specification with the European Computer Manufacturer’s Association and the use of web fonts with the World Wide Web Consortium.

Our customers are among the world’s leading CE device manufacturers and creative and business professionals, including:

•	mobile phone makers Nokia, Motorola, Sony Ericsson;

•

eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide and our technology and products ship in one of the two remaining manufacturers’ devices through our relationship with their printer device manufacturers;

•	digital television and set-top box manufacturers TTE Technology, Toshiba, JVC; and

•	other multinational corporations and automotive and financial corporations such as Agilent, British Airways and Barclays.

In 2008, 2007 and 2006, our top ten licensees by revenue accounted for approximately 46.3%, 46.6% and 53.0% of our total revenue, respectively. In 2008, 2007 and 2006, no one customer accounted for more than 10% of our total revenue.

Sales and Marketing

Our OEM sales efforts are focused on large CE device manufacturers and independent software vendors with whom we seek to establish long-term relationships. Our creative and business professional sales representatives directly target prospective corporate clients and specialty dealers to whom we may provide our fonts and custom font design services.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our text imaging solutions. Our marketing efforts are principally focused on promoting our websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com through affiliate programs, search engine optimization and email marketing which drive traffic to our websites. Once at our websites, creative and business professionals can find recent typographic news, read typeface designer profiles and access a wealth of educational content, in addition to a selection of more than 150,000 font products.

We promote our text imaging solutions through a combination of newsletters, web content, brochures, print advertising and attendance at conferences and tradeshows. Our email marketing communications, directed to a registered user base that has opted to receive our emails, include font-related articles, company news and news articles and product offerings. We also maintain our corporate website at monotypeimaging.com, which focuses on promoting our corporate identity and our offerings for our OEM customers.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; Boulder, Colorado; Hong Kong; Redwood City, California; Salfords, United Kingdom and Bad Homburg, Germany.

In 2008, 2007 and 2006, we incurred research and development expenses of $14.9 million, or 13.4% of sales, $18.8 million, or 17.9% of sales, and $13.8 million, or 16.0% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies and seek copyright registration of our software and U.S. and international trademark registration of our trademarks in those instances in which we determine that it is competitively advantageous and cost effective to do so. We have been granted a total of eight patents by, and have nine patents pending with the U.S. Patent and Trademark Office. Our most important patents are related to our MicroType font compression technology, subpixel rendering technology and ACT technology. We have unregistered trademarks and registered trademarks, where appropriate, on the key fonts in our font libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties and are licensed to us under exclusive and non-exclusive licenses. We have also collaborated with third parties in the production and development of fonts.

Competition

Our text imaging solutions compete with those offered by a variety of companies, including vendors of laser printer and display imaging technologies and printer drivers and providers of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our text imaging solutions, including reliability and timely delivery. Competition with our solutions principally comes from Adobe and Bitstream, Inc., or Bitstream, but we also compete with local providers of text imaging solutions that offer solutions specific to a particular country’s language requirements. We also compete with FreeType, an open source collaborative organization that provides its Linux font rendering code for free, with printer driver provider Software Imaging and with Extensis with respect to our FontExplorerX product. The competition for our fonts and custom font design services generally comes from companies offering their own typeface libraries and custom typeface services, including Bitstream, Adobe, font foundry websites, font-related websites and independent professionals. We also compete with in-house resources of our OEM customers in the areas of font technologies.

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

Employees and Consultants

At December 31, 2008, we employed 238 persons. In addition, we have an exclusive relationship with Creative Calligraphy Center, a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	94	40%
Research and development	93	39%
General and administration	51	21%

Total	238	100%

None of our employees or consultants are represented by a union or covered by a collective bargaining agreement. Our Linotype employees are represented by a work council. This work council has the right to participate in certain decisions by Linotype, including operational changes, such as relocation of the business or change of control transactions, and social matters, such as wages and salaries and working hours. We believe that our relations with our employees and consultants are good.

Segment Information

Information concerning revenue from our two principal markets for the last three years may be found in Note 16 to our consolidated financial statements. We do not allocate expenses and assets to our two principal markets, OEM and creative professional, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. Further information about our principal markets and segment information, including geographic revenue, may be found in Note 16 to our consolidated financial statements.

Corporate and Investor Information

We maintain a website at http://www.monotypeimaging.com. We make available on our website documents describing our corporate governance and our Code of Business Conduct and Ethics. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference room at 100 F Street, NE., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. You may also inspect our SEC reports and other information at the offices of the Financial Industry Regulatory Authority, 1735 K Street, N.W., Washington, D.C. 20006.

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

Risks Related to Our Business

A prolonged economic downturn could materially harm our business.

Our ability to generate revenue is affected by the level of business activity of our OEM and Creative Professional customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad or increased oil prices, could cause a decrease in consumer and or business spending on computer hardware and software and CE devices in general and could negatively affect the rate of growth of CE device markets or of adoption of CE devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. With the general economic slowdown that the worldwide economy has experienced in the last year, we have seen a decrease in the demand for CE devices, including laser printers, which in turn has decreased the demand for our font technologies. With respect to our Creative Professional business, we have also, for example, seen a reduction in font purchases by our publishing customers who have been impacted by overall economic conditions. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, the demand for fonts and font technologies could continue to decline and our revenue and profitability could be materially and adversely impacted.

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. For the years ended December 31, 2008, 2007 and 2006, our top ten licensees by revenue accounted for approximately 46.3%, 46.6% and 53.0% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, our license agreements are generally for a limited period of time and, upon expiration of their license agreements, OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

We face pressure from our customers to lower our license fees and, to the extent we lower them in the future, our revenue may be adversely affected.

The CE device markets are highly competitive and CE device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our technologies are a component incorporated into CE devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. We have in the past, and may in the future, need to lower our license fees to preserve customer relationships or extend use of our technology to a broader range of products. To the extent we lower our license fees in the future, we cannot be certain that we will be able to achieve related increases in the use of our technologies or other benefits to fully offset the effects of these adjustments.

A continued decline in the value of our common stock could result in an impairment charge that if material, could result in a default of our debt covenants.

As a result of our acquisitions, we have significant goodwill and indefinite-lived intangible assets on our balance sheet. We test our goodwill and our indefinite-lived assets for impairment annually and test our goodwill and our indefinite-lived intangible assets for impairment on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. The deteriorating macro-economic environment and the decline in our stock price, may necessitate the performance of an interim goodwill or an indefinite-lived intangible impairment analysis or both. This testing may determine that our goodwill or indefinite-lived intangible assets are impaired in whole, in part, or not at all. Any impairment will require us to record a non-cash charge, which could be material. If we record a material impairment charge on our goodwill or indefinite-lived intangible assets, it could result in non-compliance with our Amended and Restated Credit Agreement.

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

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras. To date, we have penetrated only some of these markets. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our text imaging solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of OEMs may not adopt or continue to use products that employ our text imaging solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers. In addition, traditionally we have licensed our technologies and fonts to OEMs that embed our technology on their platforms.

Software licensing models are evolving and if we are not able to make our fonts and font technologies available under these models, our business prospects could suffer.

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

Maintaining and strengthening the Monotype and Linotype brands, the fonts.com, itcfonts.com, linotype.com and faces.co.uk brands, the FontExplorerX brand, as well as the brands of our fonts, such as

Helvetica and ITC Avant Garde, is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our text imaging solutions. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence. If we fail to maintain high-quality standards, if we fail to meet industry standards, or if we introduce text imaging solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

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

Growth in our revenue over the past several years has been the result, in part, of the growth in sales of laser printers incorporating our text imaging solutions and a significant portion of our revenue in 2008, 2007 and 2006 has been derived from laser printer manufacturers. However, as the market for these laser printers matures, we expect that it will grow at a slower rate than other markets in which we operate. If sales of printers incorporating our text imaging solutions level off or decline, then our licensing revenue may be adversely affected.

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

We have offices in five foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2008 and 2007, approximately 67.5% and 68.7%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

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

We are an international company and, as a result, we face significant foreign currency exchange rate risk

We face risks related to fluctuations in foreign currency exchange rates, in particular fluctuations in the exchange rate of the Japanese yen, the European Union’s euro, and the United Kingdom’s pound sterling, including risks related to hedging activities we may undertake. For example, prior to instituting foreign currency hedging, we recorded losses on foreign currency exchange of $1.4 million in 2005 primarily due to fluctuation in the value of the Japanese yen relative to the United States dollar. Although we attempt to mitigate a portion of these risks through foreign currency hedging, these activities may not effectively offset the adverse financial effect resulting from unfavorable movements in currency exchange rates.

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

As a public company we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the NASDAQ Global Select Market. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect that the rules and regulations applicable to us could cause our legal and financial compliance costs to increase and could make some activities more time-consuming and costly. In addition, in the current public company environment officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. In addition, our management team will also have to adapt to the requirements of being a public company, as most of our senior executive officers have limited experience in the public company environment. This could negatively impact our future success.

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

As of December 31, 2008, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 39.8% of our outstanding common stock. As a result, these persons, acting together, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to substantially control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	general economic conditions;

•	demand for CE devices that include our text imaging solutions;

•	demand for our fonts and custom font design services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of text imaging solutions by us and our competitors;

•	price reductions by us or our competitors or changes in how text imaging solutions are priced;

•	the mix of text imaging solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like;

•	timing of billings to customers on royalty reports received by us under our licensing agreements; and

•	our ability to hire and retain qualified personnel.

For example, as a result of the schedule of royalty reporting from laser printer and other CE device manufacturers, our OEM revenue in the third quarter of 2008 was lower than the revenue in the prior quarter. In the third quarter of 2008 our OEM revenue declined by approximately $0.4 million, compared to the prior quarter due to the timing of product delivery and billings to a significant customer. Also, as a result of variances on the timing of transactions through our e-commerce websites, our revenue varies from quarter to quarter. In addition, a substantial portion of our quarterly revenue is based on actual shipments by our customers of products incorporating our text imaging solutions in the preceding quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our customers is outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is limited. Additionally, under a fixed fee license agreement we have, we have agreed to certain reductions in the fee payable over a period of years. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Our past growth through acquisitions may not be representative of future growth.

Our revenue for 2007 was 22.0% higher than our revenue for 2006. Revenue grew approximately 14.2% due to the inclusion of the results of operations of Linotype and China Type Design for a full year in 2007, compared to only five months in 2006. We do not expect to sustain similar growth in future periods. For example, our revenue in 2008 was 5.4% higher than our revenue in 2007, with no acquisitions in either period.

Risks Related to the Securities Markets and Investment in our Common Stock

Our substantial indebtedness could affect our financing options and liquidity.

We have $113.6 million of debt outstanding and an undrawn $20.0 million revolving credit facility. Availability under the line-of-credit was reduced by approximately $4.0 million at December 31, 2008, as a result of our outstanding derivative instruments with our lender. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common stock, including:

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

There has only been a public market for our common stock since the completion of our initial public offering in July 2007. For the quarterly period ended December 31, 2008, the average daily trading volume of our common stock on the NASDAQ Global Select Market was less than 85,000 shares. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations
Bad Homburg, Germany	R&D, Marketing, Sales and Administrative	21,000	Leased; expires in 2012 with two 5-year renewal options

Salfords, United Kingdom	R&D, Marketing, Sales and Administrative	6,000	Leased; expires in 2013

Woburn, Massachusetts, USA	R&D, Marketing, Sales, Administrative and Corporate	38,000	Leased; expires in February 2011

We also maintain six additional leased facilities in Mount Prospect, Illinois, Redwood City, California, Boulder, Colorado, Berkshire, United Kingdom, Tokyo, Japan, Korea and Hong Kong. These additional offices occupy approximately 40,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

Item 3.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Period 2008:
First Quarter	$15.70	$12.63
Second Quarter	16.01	11.89
Third Quarter	13.22	10.69
Fourth Quarter	10.90	3.90
Period 2007:
Third Quarter (commencing on July 25, 2007)	$14.00	$11.40
Fourth Quarter	17.49	13.04

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $2.13 on March 2, 2009.

Holders

As of March 2, 2009, there were approximately 107 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	3,077,231	$7.95	3,470,408
Equity compensation plans not approved by security holders (2)	—	—	—

Total	3,077,231	$7.95	3,470,408

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our 2007 Stock Option and Incentive Plan, or 2007 Award Plan.
(2)	There are no equity compensation plans in place not approved by security holders.
(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2008.

Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from July 25, 2007, the date our common stock commenced trading on the NASDAQ Global Select Market, through December 31, 2008 of the cumulative total return for our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on July 25, 2007 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Securities

Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock during the quarterly period ended December 31, 2008.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere in this report. The data for the twelve months ended December 31, 2006 includes the operating results of Linotype, following our acquisition of Linotype on August 1, 2006, and the results of operations of China Type Design, following our acquisition of China Type Design on July 28, 2006. The data presented for the year ended December 31, 2005 reflects our operations after we were acquired from Agfa Corporation and is derived from our audited consolidated financial statements not included in this report. The data presented for the predecessor period from January 1, 2004 through November 4, 2004 and the post-acquisition period November 5, 2004 through December 31, 2004, and as of December 31, 2005 and 2004, are derived from our consolidated financial statements not included in this report.

	(In thousands except share and per share data)
	Years Ended December 31,				November 5, 2004 to December 31, 2004	January 1, 2004 to November 4, 2004
	2008	2007	2006	2005
	(Successor)					(Predecessor)
Condensed Consolidated Statement of Operations Data:
Revenue	$110,861	$105,152	$86,204	$73,776	$13,037	$52,010
Cost of revenue	9,101	8,705	8,305	9,513	1,224	8,577
Cost of revenue-amortization of acquired technology	3,392	3,376	3,021	2,408	401	728
Marketing and selling	22,911	19,206	14,931	11,730	1,853	9,299
Research and development	14,867	18,837	13,813	10,668	1,835	8,290
General and administrative	19,882	15,605	10,112	5,639	1,081	7,948
Transaction bonus	—	—	—	—	—	25,207
Amortization of other intangibles	6,924	7,162	6,687	6,459	1,073	607

Total costs and expenses	77,077	72,891	56,869	46,417	7,467	60,656

Income (loss) from operations	33,784	32,261	29,335	27,359	5,570	(8,646)

Other (income) expense:
Interest (income) expense, net	8,077	17,554	19,516	14,735	2,034	(335)
Loss on extinguishment of debt	—	2,958	—	—	—	—
Other (income) expense, net	556	(2,147)	(3,164)	819	284	109

Total other expense (income)	8,633	18,365	16,352	15,554	2,318	(226)
Income (loss) before provision for income taxes	25,151	13,896	12,983	11,805	3,252	(8,420)
Provision (benefit) for income taxes	9,770	4,832	5,921	4,684	1,338	(2,817)

Net income (loss)	$15,381	$9,064	$7,062	$7,121	$1,914	$(5,603)

Net (loss) income available to common stockholders	$15,381	$(25,022)	$(17,325)	$92	$106	$(5,603)

Net (loss) income per common share:
Basic	$0.45	$(1.55)	$(7.37)	$0.07	$0.08	$(5,603.00)
Diluted	$0.44	$(1.55)	$(7.37)	$0.05	$0.07	$(5,603.00)
Weighted average number of common shares outstanding: Basic	33,818,508	16,174,165	2,351,356	1,417,484	1,371,016	1,000
Weighted average number of common shares outstanding: Diluted	35,304,794	16,174,165	2,351,356	27,421,316	26,000,656	1,000

	2008	2007	2006	2005	2004
Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$31,941	$19,584	$8,540	$10,784	$9,237
Total current assets	41,191	28,096	16,362	16,199	16,146
Total assets	277,421	276,346	270,273	203,879	211,761
Total current liabilities	38,227	40,882	35,337	30,552	23,893
Total debt	113,596	131,400	202,898	157,809	131,598
Convertible redeemable preferred stock	—	—	40,170	15,793	58,268
Additional paid-in capital	142,676	138,219	687	226	—
Total stockholders’ equity (deficit)	120,836	102,007	(12,580)	3,703	1,899

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 17 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 10,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com, which attracted more than 25 million visits in 2008 from over 200 countries and territories.

During November 2008, we announced a restructuring plan. The plan was to reduce headcount in certain areas and redeploy certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction will be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives.

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

	2008		2007		2006
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$35,975	32.5%	$32,873	31.3%	$37,050	43.0%
Asia	42,658	38.5	40,823	38.8	33,732	39.1
United Kingdom	12,905	11.6	12,171	11.6	8,653	10.0
Germany	19,323	17.4	19,285	18.3	6,769	7.9

Total	$110,861	100.0%	$105,152	100.0%	$86,204	100.0%

For the years ended December 31, 2008, 2007 and 2006, sales by our subsidiaries located outside North America comprised 67.5%, 68.7% and 57.0%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2008, 2007 and 2006, our top ten licensees by revenue accounted for approximately 46.3%, 46.6% and 53.0% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2008, 2007 and 2006.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from three to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees that we pay to third parties are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period to period depending on the level of custom design revenue recorded.

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

Marketing and Selling

Our marketing and selling expense consists of salaries, bonuses, commissions and benefits related to our marketing and selling personnel, business travel expenses, advertising and trade show expenses, web-related expenses, allocated facilities costs and other overhead expenses. Sales commission expense varies as a function of revenue and goal achievement from period-to-period. During 2008, there was a shift in headcount from development related activities to primarily focus on presale customer support and commercial web site development. Together with annual salary increases and increased share based compensation expense, this resulted in increased personnel costs in 2008, as compared to 2007. We anticipate that our marketing and selling expense will increase in 2009 as a result of a full year of expenses associated with this headcount shift.

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

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. During 2008, there was a shift in headcount from development related activities to primarily focus on presale customer support and commercial web site development, resulting in a decrease in research and development expenses as compared to 2007; however, increased annual salaries and increases in other personnel related expenses offset the majority of the decrease. A significant portion of the research and development share based compensation expense is associated with a consultant, who was granted restricted stock in connection with the acquisition of China Type Design. The restricted stock for this consultant is subject to variable accounting.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

In 2008, our general and administrative expenses were significantly higher than in 2007, primarily a result of expenses relating to a secondary offering of our common stock in June 2008 and increased Sarbanes Oxley expenses.

Restructuring

On November 10, 2008, the Company announced a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction will be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives. We do not anticipate an overall change in headcount. As of December 31, 2008, we recorded $0.7 million of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring plan was completed at December 31, 2008, other than making deferred cash payments to certain terminated employees. Future cash expenditures related to this plan are expected to be approximately $0.4 million, net of tax savings.

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

Acquisitions

On August 1, 2006, we completed the acquisition of the capital stock of Linotype. We also acquired certain fonts and other intellectual property assets from the seller of the Linotype capital stock. The total purchase price for Linotype and the related intellectual property was approximately $59.7 million in cash, which included the related acquisition costs of approximately $0.7 million. The purchase price was financed with proceeds from the term loans under our credit facilities. Linotype’s results of operations have been included in our consolidated financial statements since the date of acquisition and all inter-company balances have been eliminated.

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

We accounted for the acquisitions of Linotype and China Type Design using the purchase method of accounting in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position, Software Revenue Recognition, or SOP 97-2, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Sales Taxes

We record revenue net of sales taxes. Sales taxes are collected and remitted to tax authorities as required, typically on a monthly or quarterly basis. Prior to 2008, Japanese consumption taxes were remitted on an annual basis. As a result, accrued sales tax in years prior to 2008 consisted principally of Japanese consumption tax. Further information can be found in Note 6 to our consolidated financial statements included in this report under Item 8.

Goodwill, Indefinite-Lived Intangible Assets and Long-lived Assets

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

In light of the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization, we may be required to perform interim goodwill impairment analyses in the future. Our stock price has continued to decline subsequent to December 31, 2008 and has reached a level at which, if sustained, or if it deteriorates further, may require us to perform goodwill impairment analysis. This analysis may determine that our goodwill is impaired in whole, in part, or not at all. In the event that the Company determines that its goodwill is impaired in whole, or in part, the Company will record a non-cash charge, which could be material. At this time, the Company cannot determine if an impairment charge is probable and cannot reasonably estimate the amount, if any, of potential impairment charges. If an impairment of goodwill is recognized, an analysis of impairment of our other long-lived assets would be required pursuant to SFAS 144. In the event that the Company determines that these assets are impaired, the Company will record a non-cash charge, which could be material. If we record a material impairment charge on our goodwill, indefinite-lived intangibles or our long-lived assets, it could result in non-compliance with our Amended and Restated Credit Agreement.

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

Effective March 31, 2006, the compensation committee determined to follow the procedures recommended in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. This approach requires an assessment of future prospects, based on the value of the business using a series of potential outcomes and weighing the probability of each of those outcomes. Management prepared three scenarios, a base case, an optimistic case and a pessimistic case. The possibility of an initial public offering was also considered. The compensation committee reviewed a market comparison of our business with a number of publicly traded firms to test the reasonableness of the overall analysis. The compensation committee reviewed the methodology, the resulting valuation and changed the probabilities of the outcomes that were initially applied as well as the weight given to those probabilities to more accurately reflect the changes in the business.

At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to the then-existing fair value of our common stock. Our board of directors believes it properly valued our common stock in all periods.

Since our IPO, we have valued awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Market or the NASDAQ Global Select Market, as applicable. Refer to Note 2 of our consolidated financial statements, for a discussion on our Black-Scholes valuation assumptions under SFAS 123R. During the year ended December 31, 2008, we recorded total share based compensation expense of $3.6 million, which includes a credit of approximately $0.1 million associated with the China Type Design restricted shares. During the year ended December 31, 2007, we recorded total share based compensation expense of $4.3 million, of which $2.6 million is associated with the China Type Design restricted shares. During the year ended December 31, 2006, we recorded total share based compensation expense of $0.4 million. In connection with our initial public offering, three promissory notes issued in connection with the acquisition of China Type Design were converted into 415,903 shares of restricted common stock. These shares vest over a four year period that commenced upon the issuance of the notes in July 2006. As of December 31, 2008, the Company had $10.5 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 2.9 years.

Pension Plan

We account for our defined benefit pension plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to April 1, 2006, at which time the pension plan was closed to new participants. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2008 and 2007 we paid $67 thousand and $55 thousand, respectively, to the plan. At December 31, 2008 and 2007, our unfunded position was $2.9 million and $3.2 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years.

Provision for Income Taxes

We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be unlikely, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

For the year ended December 31, 2008, our effective tax rate was 38.8%. Our 2008 effective tax rate was higher than our 2007 effective tax rate of 34.8%, primarily due to the fact that the 2007 rate was decreased by 10.3% as a result of a change in German tax laws enacted in the third quarter of 2007, reducing our tax rate on German taxable income and related German deferred tax liabilities from 40% to 30%. This increase was offset by a decrease in the impact of non-deductible share based compensation on the 2008 rate by approximately 7.1% compared to 2007, due to a decrease in the amount of non-deductible share based compensation coupled with an increase in the Company’s pretax income. In addition, the 2008 effective tax rate has been increased by 1.6% due to non-deductible stock registration costs incurred during 2008 in connection with our secondary offering. In 2008 our effective tax rate also benefitted from a reduction in our state deferred tax rate of 2.1%.

In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 will not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $527 thousand and a corresponding reduction to its deferred income tax liabilities in 2008 to correct this error.

The 2007 effective tax rate was lower than the 2006 rate, primarily as a result of the impact of the German tax rate reduction on deferred tax liabilities in Germany. Our actual payments for taxes are significantly lower than our book tax expenses because we amortize goodwill and indefinite-lived intangible assets for tax purposes. The difference between the amortization for tax purposes and accounting for financial statements in accordance with GAAP gives rise to a deferred tax liability for GAAP. The balance of this GAAP deferred tax liability at December 31, 2008 was $14.1 million. This balance is included within the net intangible and goodwill deferred tax liabilities disclosed in the footnotes to our consolidated financial statements, and is expected to increase each year over the 15 year period that goodwill and indefinite-lived intangible assets are amortized for tax purposes, unless goodwill and indefinite-lived intangibles are determined to be impaired for GAAP purposes. In the event of an impairment, a charge would be recognized in our financial statements, and the GAAP deferred tax liability would be reversed. This charge and reversal of the deferred tax liability would not give rise to a payment of taxes. Absent an impairment, the change in these deferred tax liabilities from period to period generally approximates the additional deduction for amortization we receive for tax purposes, but not for book tax expense.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007 and the adoption did not have a material impact on our consolidated results of operations or financial condition. As of December 31, 2008, the total amount of unrecognized tax benefits was $1.6 million. At December 31, 2007 and at the date of adoption, we had $1.7 million of unrecognized tax benefits. In accordance with FIN 48, paragraph 19, we have decided to classify potential interest and penalties as a component of tax expense. As of December 31, 2008 and 2007 we had $0.4 million and $0.3 million of accrued interest and penalties, respectively.

Derivative Financial Instruments

We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, which requires that all derivative instruments be reported on the balance sheet as either assets or liabilities measured at fair value. All changes in the fair value of derivatives are recognized as current period income or expense unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting at the inception of each instrument. We recorded our derivatives at fair value, which is determined based on the provisions of SFAS 157, Fair Value Measurements, using either quoted market prices or prices for similar instruments. The determination of fair value of our derivatives considers our non-performance risk and that of our counterparties.

Results of Operations

The following table sets forth items in the consolidated statement of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenue:
OEM	70.2%	69.1%	74.6%
Creative professional	29.8	30.9	25.4

Total revenue	100.0	100.0	100.0
Cost of revenue	8.2	8.3	9.6
Cost of revenue—amortization of acquired technology	3.1	3.2	3.5
Marketing and selling	20.7	18.3	17.3
Research and development	13.4	17.9	16.0
General and administrative	17.9	14.8	11.7
Amortization of other intangible assets	6.2	6.8	7.8

Total costs and expenses	69.5	69.3	65.9

Income from operations	30.5	30.7	34.1
Interest expense, net	7.3	16.7	22.6
Loss (gain) on foreign exchange	0.9	(2.0)	(0.6)
Gain on derivatives	(0.5)	—	(0.6)
Loss on extinguishment of debt	—	2.8	—
Other expense (income), net	0.1	—	(2.4)

Total other expenses	7.8	17.5	19.0
Income before provision for income taxes	22.7	13.2	15.1
Provision for income taxes	8.8	4.6	6.9

Net income	13.9%	8.6%	8.2%

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

Sales by Segment. We view our operations and manage our business as one segment; the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (CE device manufacturers and independent software vendors, together OEM, and creative professional), expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

All dollars	2008	2007	Increase
OEM	$77,810	$72,612	$5,198
Creative Professional	33,051	32,540	511

Total revenue	$110,861	$105,152	$5,709

Revenue

Revenue was $110.9 million and $105.2 million for the years ended December 31, 2008 and 2007, respectively, an increase of $5.7 million, or 5.4%, mainly due to increased OEM revenue. OEM revenue increased $5.2 million, or 7.2%, to $77.8 million for the year ended December 31, 2008 from $72.6 million for the year ended December 31, 2007. Approximately $4.9 million, or 94.7%, of the increase was the result of increased royalty and license revenue in 2008. Royalty revenue increased in our display imaging, driver and printer imaging during 2008, as compared to 2007. The license revenue increase was mainly the result of an increase in display imaging. More than half of the increase in OEM in 2008 as compared to 2007 related to display imaging.

Creative professional revenue was $33.1 million and $32.5 million for the years ended December 31, 2008 and 2007, respectively, an increase of $0.5 million, or 1.6%, the result of increased direct and indirect revenue. Web sales increased 10% year over year, which was offset by decreased custom revenue in the same period. A portion of the increase in web revenue was due to price increases on our web products instituted on April 1, 2008. By contrast, we saw a 43% decline in custom font orders from our corporate customers during the year ended December 31, 2008, as compared to the same period in 2007, which we believe is mainly the result of the recent economic downturn.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $9.1 million and $8.7 million for the year ended December 31, 2008 and 2007, respectively, an increase of $0.4 million, or 4.6%. Part of the increase was due to the increase in revenue and the rest was due to product mix over the prior period. Cost of revenue as a percentage of total revenue was 8.2% and 8.3% for the years ended December 31, 2008 and 2007, respectively, which reflects a more favorable product mix in 2008 as compared to 2007. We performed less custom work in 2008 as compared to 2007 which typically has a higher associated cost.

Amortization of acquired technology was $3.4 million in both years ended December 31, 2008 and 2007.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $22.9 million and $19.2 million in 2008 and 2007, respectively, an increase of $3.7 million, or 19.3% primarily the result of increased personnel related expenses. Personnel expenses increased $2.8 million in 2008 as compared to 2007, which included an increase in share based compensation expense of $0.7 million and severance costs of $0.3 million, related to our restructuring. Marketing and selling headcount increased 22.1% in 2008, as compared to 2007, mainly the result of shifting the primary focus of several employees from development related activities to presale customer support and commercial web site development. Increased web-based advertising spending in 2008, as compared to 2007, contributed $0.3 million to the increase.

Research and Development. Research and development expense was $14.9 million and $18.8 million, in 2008 and 2007, respectively, a decrease of $3.9 million, or 21.1%. The decrease was primarily the result of a decrease in personnel costs. Share based compensation expense decreased $2.2 million in 2008 as compared to 2007, primarily due to the conversion of China Type Design promissory notes into shares of restricted stock in connection with our initial public offering in 2007. In 2007, we recorded $2.6 million of share based compensation expense on these awards, of which $2.1 million relates to the conversion, and in 2008 we recorded a credit of $0.1 million. A significant portion of the China Type Design share based compensation is accounted for in accordance with the rules for non-employee stock awards and as a result, fluctuates with changes in our stock price. This was partially offset by an increase in share based compensation expense on employee awards of $0.5 million in 2008, as compared to 2007. Other personnel related expenses decreased $1.4 million. During 2008, there was a shift in the primary focus of several employees from development related activities toward presale customer support and commercial web site development. This shift resulted in a 17% reduction in research and development headcount; however, increased salaries and increases in other personnel related expenses offset the majority of the decrease in expenses from this reduction in headcount.

General and Administrative. General and administrative expense was $19.9 million and $15.6 million in 2008 and 2007, respectively, an increase of $4.3 million, or 27.4%. Increased personnel costs contributed $1.7 million to the overall increase, which included increased share based compensation expense of $0.9 million, the result of severance costs of $0.3 million, associated with our restructuring, and increased headcount for most of the year along with annual compensation increases in 2008, as compared to 2007. Increased spending on Sarbanes-Oxley Act compliance of $0.7 million in 2008, as compared to 2007, also contributed to the overall increase. Our first year of compliance with all provisions of the Sarbanes-Oxley Act was 2008. In the second quarter of 2008, we filed a registration statement with respect to a secondary offering of our common stock under a contractual agreement with a shareholder, which contributed $1.2 million to the overall increase in general and administrative expenses in 2008, compared to $0.3 million in expense in the same period of 2007 related to our initial public offering. The cost of filing the registration statement was recorded as an expense because the Company did not receive proceeds from the offering. Legal expenses, other than those associated with the registration statement, increased $0.5 million primarily the result of the ongoing protection of our intellectual property. Going forward, we expect to have lower Sarbanes-Oxley related expenses as the Company moves past the initial compliance hurdle.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $6.9 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $0.2 million, or 3.3%, primarily due to non-compete agreements that became fully amortized during the fourth quarter of 2008. In 2009, we expect amortization to decrease by approximately $2.1 million, which represents the remaining yearly decrease in amortization of this asset.

Interest Expense, Net

Interest expense, net of interest income was $8.1 million in 2008, as compared to $17.6 million in 2007, a decrease of $9.5 million, or 54.0%. The decrease is the result of lower total debt outstanding in 2008 as compared to 2007, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing and debt discounts, at December 31, 2008 was $113.6 million as compared to $131.4 million at December 31, 2007. In April 2008, we paid approximately $6.8 million on the principal of our First Lien Credit Facility in accordance with the agreement. At December 31, 2008, the blended rate of interest on our First Lien Credit Facility was 3.2% as compared to a blended rate of interest of 7.8% at December 31, 2007. We anticipate a further reduction in our interest expense going forward as we continue to have less total debt outstanding.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $1.0 million and a gain of $2.1 million in 2008 and 2007, respectively, a decrease of $3.1 million, primarily due to a loss on our intercompany note. We recorded a $1.1 million loss on our Euro denominated intercompany note in 2008, as compared to a gain of $2.1 million on this note in 2007.

Gain on Derivatives

Gain on derivatives was $0.6 million and $14 thousand in 2008 and 2007, respectively, an increase of $0.6 million, primarily due to an increase in our use of derivatives to manage risks. During 2008, we entered into a long term currency swap contract to mitigate exposure on our Euro denominated intercompany note. In 2008, the gain on this derivative was $1.9 million. This was partially offset by a loss on our interest rate swap of $1.3 million in 2008. We entered into a long term interest rate swap contract in November 2008 to mitigate our exposure to interest rate fluctuations on our debt obligations. There were no currency swap contracts or interest rate swap contracts outstanding in 2007. In 2007 the gain of $14 thousand related to our interest rate caps.

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

Provision for Income Taxes

For the year ended December 31, 2008, our effective tax rate was 38.8%. The 2008 effective rate was higher than the 2007 effective tax rate of 34.8%, primarily due to a decrease in the 2007 rate by 10.3% as a result of a change in German tax laws enacted in the third quarter of 2007, reducing our tax rate on German taxable income and related German deferred tax liabilities from 40% to 30%. As a result, deferred taxes related to our German operations have been adjusted to reflect the rates expected to be in effect when those deferred taxes are expected to reverse. In 2008, our effective tax rate was reduced by 2.1% resulting from a reduction in state income tax rates, and the corresponding adjustment to deferred state income taxes. This was partially offset by a decrease in non-deductible share based compensation in 2008 to 1.7%, from 8.8%, the result of a reduction in the amount of non-deductible share based compensation expense coupled with an increase in the Company’s pre-tax income. In addition, the 2008 effective tax rate increased by 1.6% due to non-deductible stock registration costs incurred during 2008.

We recorded a tax provision of $9.8 million during the 2008 fiscal year. The effective tax rate for 2008 was 38.8% of income before taxes, compared to an effective tax rate of 34.8% of income before taxes for 2007. Our tax rate in 2008 differs from the statutory rates primarily due to the effects of stock compensation charges of $1.2 million that will not result in a tax deduction in the future. This had the effect of increasing the tax provision by $0.4 million and the overall effective tax rate by 1.7%. In addition, the current year tax rate is increased as a result of the effect of non-deductible stock registration costs of $1.2 million that had the effect of increasing the provision by $0.4 million, and the overall effective tax rate by 1.6%. We have recorded a valuation allowance against certain deferred tax assets, including foreign tax credits, where we have determined that their future use is uncertain. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence is considered, including a company’s performance, the market environment in which the company operates, length of carry-back and carry-forward periods, existing sales backlog, future taxable income projections and tax planning strategies. We have historically provided valuation allowances on certain tax assets, due to the uncertainty of generating taxable income in the appropriate jurisdiction and of the appropriate character to realize such assets. In these instances, the Company has made the determination that it is “more likely than not” that all or a portion of the deferred tax will not be realized. The Company will continue to review its deferred tax position on a periodic basis and will reflect any change in judgment as a discrete item in the related period.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2008 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $15.1 million. This consists of total deferred tax liabilities of $18.3 million and net deferred tax assets of $3.2 million after providing a valuation allowance of $3.0 million.

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

Sales by Segment. The following table presents revenue for our two principal markets (in thousands):

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

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a gain of $2.2 million and a gain of $0.6 million in 2007 and 2006, respectively, an increase of $1.5 million or 257.6%. The increase primarily relates to our Euro denominated intercompany note.

Gain on derivatives

Gain on derivatives was $14 thousand and $0.5 million in 2007 and 2006, respectively, a decrease of approximately $0.5 million. The gains in both periods related to our interest rate cap contracts.

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

Other Expense (Income), Net

Other income, net of other expense was $16 thousand and $1.6 million in 2007 and 2006, respectively, a decrease of $1.6 million, or 99.0%. In the year ended December 31, 2006, we recognized a $1.7 million gain for a one-time tax exemption from foreign sales tax. There was no similar gain in 2007.

Dividend income

In 2006, we recorded dividend income of $0.5 million pertaining to our 20% investment in China Type Design. China Type Design became our wholly-owned subsidiary in July 2006. There were no investments in 2007.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements. We do not expect the adoption of FSP 157-2 to be material to our consolidated financial statements.

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

Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $31.9 million and a $20.0 million revolving line-of-credit which was undrawn at December 31, 2008, 2007 and 2006. Availability under the line-of-credit, however, was reduced by approximately $4.0 million at December 31, 2008 as a result of our outstanding derivative instruments with our lender. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$30,533	$27,278	$19,444
Net cash used in investing activities	(1,125)	(1,311)	(65,560)
Net cash (used in) provided by financing activities	(17,957)	(15,873)	43,256
Effect of exchange rates on cash and cash equivalents	906	950	616

Total increase (decrease) in cash and cash equivalents	$12,357	$11,044	$(2,244)

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

We generated $30.5 million in cash from operations during 2008. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized gains on derivatives generated $34.3 million in cash. Prepaid expense and other assets, income tax refunds receivable and deferred revenue provided cash of $3.1 million. These were offset by increases in accounts receivable and decreases in accounts payable, accrued income taxes, accrued expenses and other liabilities, together which used $6.9 million in cash. Accounts payable decreased mainly due to certain large vendor payments outstanding at December 31, 2007 for which there were no similar payments outstanding at December 31, 2008. Accrued expense decreased primarily due to larger accrued bonus and sales tax balances at December 31, 2007 than at December 31, 2008 as well as decreased accrued interest due to the timing of payments.

Net cash provided by operations for 2007 was $27.3 million as compared to $19.4 million in 2006. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on extinguishment of debt, share based compensation, deferred taxes, provision for doubtful accounts, unrealized currency gains and unrealized loss on interest rate caps generated $24.9 million in cash. Accounts receivable, accounts payable and accrued expenses and other liabilities generated $4.5 million in cash during the year, which was partially offset by a reduction in our prepaid expenses and other assets and deferred revenue of $2.5 million. The increase in accrued expenses was mainly due to an increase in foreign sales tax in the current year. We had a one-time tax exemption in 2006 from foreign sales tax in a particular jurisdiction. Net cash provided by accrued income taxes of $1.8 million was partially offset by a use of cash from income tax refund receivable of $1.4 million mainly the result of a lower German effective tax rate and an increase in the amount of our tax deduction for goodwill.

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

Investing Activities

During 2008, cash used in investing activities was $1.1 million, consisting of purchases of property and equipment. During 2007, cash used in investing activities was $1.3 million which consisted primarily of purchases of property and equipment of $1.2 million.

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

Financing Activities

During 2008, we used $18.0 million of cash in financing activities, primarily related to debt payments. Payments on our long-term debt obligations used $18.6 million in cash. We received $0.6 million in cash from stock option exercises.

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

Credit Facilities

On July 30, 2007, in connection with our initial public offering, we amended and restated our First Lien Credit Facility. Upon entering into our Amended and Restated Credit Agreement on July 30, 2007, the principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. Also on July 30, 2007, in connection with the initial public offering of our common stock, and with the amendment and restatement of our First Lien Credit Facility, we paid in full the balance of $70.0 million on our Second Lien Credit Facility, plus a prepayment penalty of $1.4 million. The prepayment penalty has been recognized as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs that were written off upon the payoff and termination of the Second Lien Credit Facility.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) the London Inter-Bank Offering Rate, or LIBOR, plus a 2.75%, payable monthly. As of December 31, 2008, the blended interest rate on the First Lien Credit Facility was 3.2%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of December 31, 2008, the maximum leverage ratio permitted was 3.25:1.00 and our leverage ratio was 2.39:1.00. The maximum leverage ratio decreased by 0.25 each quarter from April 1, 2008 through December 31, 2008, and will decrease by 0.50 for the quarter ending March 31, 2009 to 2.75:1.00. It will remain at 2.75:1.00 for the remainder of the term of the agreement. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

In May 2007, we amended our First Lien and Second Lien Credit Facilities to define Adjusted EBITDA as described above. In July 2007, we terminated our Second Lien Credit Facility and recognized approximately $3.0 million of debt extinguishment expense. We also amended our First Lien Credit Facility to provide additional borrowings, reduce our interest rate and modify covenants; however, the Adjusted EBITDA definition was not changed. On April 17, 2008, we amended our First Lien Credit Facility to increase the beneficial ownership threshold in the change of control definition.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$15,381	$9,064	$7,062
Provision for income taxes	9,770	4,832	5,921
Interest expense, net	8,077	17,554	19,516
Depreciation and amortization	11,441	11,567	10,345

EBITDA	$44,669	$43,017	$42,844
Share based compensation	3,634	4,257	440

Adjusted EBITDA (1)	$48,303	$47,274	$43,284

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

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2008. Our stock price has continued to decline and has reached a level at which, if sustained, or if it deteriorates further, may require us to perform goodwill impairment analysis. This analysis may determine that our goodwill is impaired in whole, in part, or not at all. In the event that the Company determines that its goodwill is impaired, the Company will record a non-cash charge, which could be material. If an impairment of goodwill is recognized, an analysis of impairment of our other long-lived assets would be required pursuant to SFAS 144. In the event that the Company determines that these assets are impaired, the Company will record a non-cash charge, which could be material. If we record a material impairment charge on our goodwill, indefinite-lived intangibles or our long-lived assets, it could result in non-compliance with our Amended and Restated Credit Agreement.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 and the effect of such obligations on liquidity and cash flow in future years (in thousands).

Contractual Obligations	Total	2009	2010-2011	2012-2014	Thereafter
Long-term debt (1)	$115,623	$17,769	$27,078	$70,776	$—
Operating leases (2)	5,396	1,863	2,774	759	—
License fees (2)	1,100	900	200	—	—

Total	$122,119	$20,532	$30,052	$71,535	$—

(1)	See Note 7 to the audited consolidated financial statements included in this report under Item 8.

(2)	See Note 17 to the audited consolidated financial statements regarding contractual obligations included in this report under Item 8.

In addition to the above, we have contractual obligations under our interest rate swap and currency swap instruments at December 31, 2008. The interest rate swap contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009 and matures on November 28, 2010.

Under the terms of the agreement, we pay a fixed rate of interest on the notional amount of 2.2% and receive interest on the notional amount at the floating one-month LIBOR rate, which at December 31, 2008 was 0.47125%. Net settlements are due monthly. Under the currency swap contract, we pay 1.0 million Euros and we receive payments of $1.5 million quarterly. The currency swap contract terminates on December 2012.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.6 million as of December 31, 2008 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this report under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 17 to our consolidated financial statements included in this report under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $10.8 million and $11.2 million at December 31, 2008 and 2007, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2008 one customer, Nokia accounted for 19% of our gross accounts receivable. As of December 31, 2007, no customer individually accounted for 10% or more of our accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt, as more fully described in Note 8 to our consolidated financial statements included in this report under Item 8. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, SFAS 133 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our First Lien Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2008, the blended rate of interest on our outstanding debt was 3.2%. For each one percent increase in interest rates our interest expense would increase by $1.2 million; however, this would be mitigated by our interest rate cap and interest rate swap. We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At December 31, 2008 we had one interest rate cap contract outstanding totaling $110.0 million. The contract has a fixed rate of 6.5% and expires on December 31, 2010. At December 31, 2007, we had two interest rate cap contracts outstanding totaling $110.0 million. Under these contracts, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. At December 31, 2008, there was a shortfall of approximately $4 million of our total debt that was unhedged. The total fair value of these financial instruments at December 31, 2008 and 2007 was approximately $13 thousand and $900, respectively. In 2008, 2007 and 2006, we recognized a loss of $33 thousand, a gain of $14 thousand and a gain of $0.5 million, respectively which have been included in gain on derivatives in the accompanying consolidated statements of operations.

We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008 we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009 and matures on November 28, 2010. The total fair value of the financial instrument at December 31, 2008, was a liability of approximately $1.3 million. In 2008, we recognized a loss of $1.3 million which has been included in gain on derivatives in the accompanying consolidated statement of operations.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2008 there were no currency contracts outstanding. At December 31, 2007, we had one currency contract outstanding with fair value loss of $74 thousand.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At December 31, 2008 the note balance was approximately $22.2 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.2 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the year ended December 31, 2008, we incurred gain of $1.9 million on the currency swap contract which is included in gain on derivatives in the accompanying consolidated statements of operations. Prior to May 7, 2008, this note was unhedged. Gains and loss on the intercompany note are included in loss (gain) on foreign exchange in the accompanying consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006 we incurred a net foreign exchange loss of $1.1 million, a gain of $2.1 million and a gain of $0.6 million, respectively.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2008 and 2007	55
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	56
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006	57
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	59
Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible redeemable preferred stock, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Monotype Imaging Holdings Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2009

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,941	$19,584
Accounts receivable, net of allowance for doubtful accounts of $236 and $177 at December 31, 2008 and 2007	6,010	4,459
Income tax refunds receivable	—	1,391
Deferred income taxes	1,637	1,506
Prepaid expenses and other current assets	1,603	1,156

Total current assets	41,191	28,096
Property, plant and equipment, net	2,093	2,290
Goodwill	138,898	141,346
Intangible assets, net	91,416	102,446
Other assets	3,823	2,168

Total assets	$277,421	$276,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646	$1,845
Accrued expenses and other current liabilities	12,443	13,116
Accrued income taxes	1,700	2,687
Deferred revenue	5,669	4,652
Current portion of long-term debt	17,769	18,582

Total current liabilities	38,227	40,882
Long-term debt, less current portion	95,827	112,818
Other long-term liabilities	1,064	486
Deferred income taxes	17,165	15,567
Reserve for income taxes, net of current portion	1,343	1,387
Accrued pension benefits	2,959	3,199
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2008 and 2007; Issued and outstanding: none	—	—
Common shares, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2008 and 2007; Issued: 34,512,692 and 34,262,941 at December 31, 2008 and 2007, respectively	35	34
Additional paid-in capital	142,676	138,219
Treasury stock, at cost, 86,194 and 53,194 shares at December 31, 2008 and 2007, respectively	(86)	(41)
Accumulated deficit	(23,445)	(38,826)
Accumulated other comprehensive income	1,656	2,621

Total stockholders’ equity	120,836	102,007

Total liabilities and stockholders’ equity	$277,421	$276,346

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$110,861	$105,152	$86,204
Cost of revenue	9,101	8,705	8,305
Cost of revenue—amortization of acquired technology	3,392	3,376	3,021
Marketing and selling	22,911	19,206	14,931
Research and development	14,867	18,837	13,813
General and administrative	19,882	15,605	10,112
Amortization of other intangible assets	6,924	7,162	6,687

Total costs and expenses	77,077	72,891	56,869

Income from operations	33,784	32,261	29,335
Other expense:
Interest expense	8,197	17,759	19,687
Interest income	(120)	(205)	(171)
Loss (gain) on foreign exchange	1,016	(2,117)	(592)
Gain on derivatives	(591)	(14)	(490)
Loss on extinguishment of debt	—	2,958	—
Other expense (income), net	131	(16)	(1,621)
Dividend income	—	—	(461)

Total other expense	8,633	18,365	16,352

Income before provision for income taxes	25,151	13,896	12,983
Provision for income taxes	9,770	4,832	5,921

Net income	$15,381	$9,064	$7,062

Net income (loss) available to common stockholders	$15,381	$(25,022)	$(17,325)

Net income (loss) per common share:
Basic	$0.45	$(1.55)	$(7.37)
Diluted	$0.44	$(1.55)	$(7.37)
Weighted average number of shares outstanding: Basic	33,818,508	16,174,165	2,351,356
Weighted average number of shares outstanding: Diluted	35,304,794	16,174,165	2,351,356

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, January 1, 2006	5,846,155	$15,793		3,730,316	$4			$226	$3,521	$(48)	$3,703
Net income									7,062		7,062	$7,062
Accretion of convertible redeemable preferred stock redemption value		24,387							(24,387)		(24,387)
Repurchase of convertible redeemable preferred stock	(5,801)	(10)
Repurchase of unvested shares of restricted common stock				(40,836)		40,836	$(41)				(41)
Issuance of capital shares
—restricted share grants				60,000				13			13
—exercised options				14,608				8			8
Share based compensation								440			440
Unrecognized actuarial gain, net of tax										41	41	41
Cumulative translation adjustment, net of tax										581	581	581

Comprehensive income												$7,684

Balance, December 31, 2006	5,840,354	$40,170	—	3,764,088	$4	40,836	$(41)	$687	$(13,804)	$574	$(12,580)

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income
	Shares	Redemption Value	Shares	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,840,354	$40,170	—	3,764,088	$4	40,836	$(41)	$687	$(13,804)	$574	$(12,580)
Net income									9,064		9,064	9,064
Accretion of convertible redeemable preferred stock redemption value		34,086							(34,086)		(34,086)
Conversion of convertible redeemable preferred stock to redeemable preferred stock and common stock	(5,840,354)	(74,256)	5,840,354	23,361,416	23			74,232			74,255
Redemption of redeemable preferred stock			(5,840,354)					(9,654)			(9,654)
Conversion of convertible notes payable				415,903	—			155			155
Issuance of capital shares
—restricted share grants				21,559	—			—			—
—exercised options				212,333	—			266			266
Repurchase of unvested restricted common shares				(12,358)		12,358	—				—
Vesting of restricted shares								92			92
Issuance of common stock upon initial public offering, net of related costs				6,500,000	7			67,244			67,251
Share based compensation								4,257			4,257
Tax benefit associated with options								940			940
Unrecognized actuarial gain, net of tax										328	328	328
Cumulative translation adjustment, net of tax										1,719	1,719	1,719

Comprehensive income												$11,111

Balance, December 31, 2007	—	$—	—	34,262,941	$34	53,194	$(41)	$138,219	$(38,826)	$2,621	$102,007
Net income									15,381		15,381	15,381
Issuance of capital shares
—restricted share grants				71,617	—			—			—
—exercised options				211,134	1			615			616
Repurchase of unvested restricted common shares				(33,000)		33,000	(45)				(45)
Vesting of restricted shares								154			154
Share based compensation								3,634			3,634
Tax benefit associated with options								54			54
Unrecognized actuarial gain, net of tax										175	175	175
Cumulative translation adjustment, net of tax										(1,140)	(1,140)	(1,140)

Comprehensive income												$14,416

Balance, December 31, 2008	—	$—	—	34,512,692	$35	86,194	$(86)	$142,676	$(23,445)	$1,656	$120,836

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$15,381	$9,064	$7,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,441	11,567	10,345
Amortization of deferred financing costs and debt discount	778	1,007	1,044
Loss on retirement of fixed assets	111	—	—
Loss on extinguishment of debt	—	2,958	—
Share based compensation	3,634	4,257	440
Deferred income taxes	3,237	(1,048)	2,404
Provision for doubtful accounts	126	240	—
Unrealized currency loss (gain) on foreign denominated intercompany transactions	433	(3,212)	(1,089)
Unrealized (gains) losses on derivatives	(803)	36	459
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,469)	261	1,349
Income tax refund receivable	1,391	(1,391)	—
Prepaid expenses and other assets	927	(1,597)	871
Accounts payable	(1,155)	144	1,038
Accrued income taxes	(974)	1,833	—
Accrued expenses and other liabilities	(2,287)	4,072	730
Accrued transaction bonus	—	—	(267)
Deferred compensation	—	—	(975)
Deferred revenue	762	(913)	(3,967)

Net cash provided by operating activities	30,533	27,278	19,444

Cash flows from investing activities:
Purchases of property and equipment	(1,125)	(1,236)	(539)
Purchase of technology and trademarks	—	—	(12,047)
Acquisition of businesses, net of cash acquired	—	(75)	(52,974)

Net cash used in investing activities	(1,125)	(1,311)	(65,560)

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Purchase of interest rate caps	(45)	—	(33)
Deferred costs related to public offering	—	—	(186)
Proceeds from issuance of debt, net of issuance costs	—	10,783	53,949
Payments on long-term debt	(18,582)	(84,245)	(10,534)
Payment of penalty fee associated with debt extinguishment	—	(1,400)	—
Redemption of redeemable preferred stock	—	(9,654)	—
Net proceeds from initial public offering	—	67,437	—
Excess tax benefit of stock options	54	940	—
Proceeds from exercise of common stock options and issuance of restricted stock	616	266	111
Repurchase of common and convertible redeemable preferred stock	—	—	(51)

Net cash (used in) provided by financing activities	(17,957)	(15,873)	43,256
Effect of exchange rates on cash and cash equivalents	906	950	616

Increase (decrease) in cash and cash equivalents	12,357	11,044	(2,244)
Cash and cash equivalents, beginning of year	19,584	8,540	10,784

Cash and cash equivalents, end of year	$31,941	$19,584	$8,540

Supplemental disclosures:
Interest paid	$8,347	$14,413	$17,914
Income taxes paid	$5,501	$3,701	$210
Non cash transactions:
Issuance of convertible notes payable in connection with acquisition of China Type Design	$—	$—	$600
Issuance of common stock in connection with the conversion of the convertible notes payable	$—	$155	$—
Unvested restricted stock liability recognized in connection with the conversion of the convertible notes payable	$—	$468	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. At December 31, 2008, the Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. (“MTI”) and International Typeface Corporation (“ITC”), and four foreign operating subsidiaries, China Type Design Limited (“China Type Design”), Monotype Imaging KK (“Monotype Japan”), Monotype Imaging Ltd. (“Monotype UK”) and Linotype GmbH (“Linotype”).

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

The accompanying consolidated financial statements present the Company as of and for the years ended December 31, 2008, 2007 and 2006, including the accounts of ITC, China Type Design, Monotype Japan, Monotype UK and Linotype. All intercompany accounts and transactions have been eliminated.

Comparative Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements for the year ended December 31, 2008. These reclassifications had no effect on previously reported results of operations or financial position. Investment in interest rate caps and prepaid royalties at December 31, 2007 have been included in the caption of other assets in our long term asset section of our consolidated balance sheet. Deferred revenue, net of current portion has been included in the caption of other long-term liabilities in our consolidated balance sheet.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments and debt. On January 1, 2008, we adopted SFAS 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 was not material to our consolidated financial statements. We do not expect the adoption of FSP 157-2 to be material to our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and overnight repurchase agreements. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and are stated at fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the U.S. totaled approximately $10.8 million and $11.2 million, at December 31, 2008 and 2007, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2008 one customer accounted for 19% of our gross accounts receivable. As of December 31, 2007, no customers individually accounted for 10% or more of our accounts receivable. For the years ended December 31, 2008, 2007 and 2006 no one customer accounted for 10% or more of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets assumed in a business combination. We account for goodwill and indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which requires that goodwill not be amortized, but instead be tested at least annually in accordance with the provisions of SFAS 142.

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

We perform similar procedures on our indefinite-lived intangible assets. We apply the relief from royalty method, a variation of discounted cash flows, to determine the fair value of these assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31st. The fair value was greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded.

In light of the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization, we may be required to perform interim goodwill impairment analyses. Our stock price continued to decline subsequent to December 31, 2008 and has reached a level at which, if sustained, or if it deteriorates further, may require us to perform goodwill impairment analysis, as detailed above. This analysis may determine that our goodwill is impaired in whole, in part, or not at all. In the event that the Company determines that its goodwill is impaired in whole, or in part, the Company will record a non-cash charge, which could be material. At this time, the Company cannot determine if an impairment charge is probable and cannot reasonably estimate the amount, if any, of potential impairment charges. If an impairment of goodwill is recognized, an analysis of impairment of our other long-lived assets would be required pursuant to SFAS 144. In the event that the Company determines that these assets are impaired, the Company will record a non-cash charge, which could be material. If we record a material impairment charge on our goodwill or our indefinite-lived intangibles, it could result in non-compliance with our Amended and Restated Credit Agreement.

Long-Lived Assets

We account for long-lived assets including property and equipment and long-lived amortizable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires companies to assess whether indicators of impairment are present on a periodic basis. If such indicators are present, SFAS 144 prescribes a two step impairment test (i) if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. We have had no impairments or indicators of impairment of our long-lived assets during the years presented. Our stock price continued to decline subsequent to December 31, 2008 and has reached a level at which, if sustained, or if it deteriorates further, may require performance of impairment testing on our long-lived assets in accordance with SFAS 144. This analysis may determine that our long-lived assets are impaired in whole, in part, or not at all. In the event that the Company determines that its long- lived assets are impaired in whole, or in part, the Company will record a non-cash charge, which could be material. At this time, the Company cannot determine if an impairment charge is probable and cannot reasonably estimate the amount, if any, of potential impairment charges.

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

Sales Taxes

We record revenue net of sales taxes. Sales taxes are collected and remitted to tax authorities as required, typically on a monthly or quarterly basis, except for Japanese consumption tax, which is remitted on a monthly basis. As a result, accrued sales tax consists principally of Japanese consumption tax.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $3.5 million, $3.6 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”), on January 1, 2006 which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company accounts for transactions in which services are received from nonemployees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During the year ended December 31, 2007, the Company granted 197,554 shares of restricted stock to a consultant, in connection with the acquisition of China Type Design. This award vests over four years and resulted in a credit to share based compensation expense of $0.3 million in 2008, and expense of $1.8 million in 2007. The Company did not issue any awards to nonemployees in 2008 or 2006.

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

The determination of the fair value of share based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a long history of market prices of our common stock and as such we estimate volatility in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”) using historical volatilities of similar public entities. The expected life of the awards is estimated based on the simplified method, as defined in SAB 107. The risk-free interest rate assumption is based on a treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on our history and expectation of paying no dividends.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following estimated weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.8%	4.4%	4.8%
Expected dividend yield	—	—	—
Expected volatility	66.0%	68.8%	76.4%
Expected term	6.1 years	6.0 years	6.0 years
Weighted average fair value per share	$8.75	$8.50	$4.68

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

At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to the then-existing fair value of our common stock. Our board of directors believes it properly valued our common stock in all periods. After our IPO, we value awards granted based on the grant date closing price of our common stock as traded on either the NASDAQ Global Market or NASDAQ Global Select Market.

See Note 14 for a summary of the stock option activity under our stock-based employee compensation plans for the year ended December 31, 2008.

Derivative Financial Instruments

We use interest rate and foreign currency derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt and fluctuations in foreign currencies on our intercompany note (Note 8) and other foreign currency transactions. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS 133), requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, SFAS 133 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than US dollars are translated into US dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. The gains and losses arising from these transactions are reported as a component of loss (gain) on foreign exchange in our consolidated statements of operations. The unrealized gains and losses are reported in “accumulated other comprehensive income (loss)” in our consolidated statements of stockholders’ equity.

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

Income Taxes

We account for income taxes in accordance with SFAS 109. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets.

We monitor the undistributed earnings of our foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2008, the Company had approximately $3.0 million in undistributed earnings in our foreign subsidiaries; for which deferred taxes have been provided.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of adopting the new standard, the Company reclassified certain deferred tax liabilities to reserve for income taxes and accrued liabilities. There was no net effect on the Company’s financial position as a result of adopting the new standard. The total amount of uncertain tax positions, at December 31, 2008 and 2007 was $1.6 million and $1.7 million, respectively. In accordance with FIN 48, paragraph 19, the Company decided to classify interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2008 and 2007 was $0.4 million and $0.3 million, respectively.

Net income (loss) per share data

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its previously outstanding convertible redeemable preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6 for all periods that convertible preferred stock was outstanding.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Prior to the conversion of convertible preferred stock, the Company allocated net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to common stockholders based on ownership interests. Net losses were not allocated to preferred stockholders. Subsequent to the conversion of convertible preferred stock, all income is allocated to common stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options and restricted stock, using the treasury stock method.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements. We do not expect the adoption of FSP 157-2 for non-financial assets to be material to our consolidated financial statements.

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

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 14 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated five year life. These assets will be amortized over their respective useful lives using the straight-line method. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $43.1 million.

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

The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately 12 years. Customer relationships and technology have an estimated 15 year life and non-compete agreements have an estimated six year life. These assets will be amortized over their respective estimated useful lives using the straight-line method. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $2.7 million.

The results of operations of China Type Design were not material to our results; accordingly no pro forma financial information has been presented.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Computer equipment	$3,689	$3,368
Furniture and fixtures	676	1,276
Leasehold improvements	180	141

Total cost	4,545	4,785
Less accumulated depreciation and amortization	(2,452)	(2,495)

Property and equipment, net	$2,093	$2,290

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, was $1.1 million, $1.0 million and $0.6 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2006	$138,452
Foreign currency exchange rate changes	4,804
Deferred tax adjustment (Note 11)	(1,910)

Balance at December 31, 2007	$141,346
Foreign currency exchange rate changes	(2,348)
Deferred tax adjustment (Note 11)	(100)

Balance at December 31, 2008	$138,898

The utilization of pre-acquisition net operating loss carryforwards subject to a full valuation allowance, and the application of certain provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) resulted in the recognition of a decrease in goodwill by approximately $1.8 million for the year ended December 31, 2007. Goodwill also decreased by an additional $0.1 million in the year ended December 31, 2007 due to the tax effect of excess tax basis goodwill amortization. As a result of our adoption of SFAS 141R on January 1, 2009, future reversals of our valuation allowance will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2008 and 2007 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,331	$(17,585)	$28,746	$46,657	$(13,206)	$33,451
Acquired technology	12-15	43,513	(12,568)	30,945	43,634	(9,197)	34,437
Non-compete agreements	4-6	11,620	(10,707)	913	11,691	(8,261)	3,430
Trademarks		26,412	—	26,412	26,728	—	26,728
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$132,276	$(40,860)	$91,416	$133,110	$(30,664)	$102,446

Amortization expense is calculated using the straight-line method.

Estimated future intangible amortization expense based on balances at December 31, 2008 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2009	$3,383	$4,743
2010	3,383	4,743
2011	3,383	4,624
2012	3,383	4,438
2013	3,383	4,409
Thereafter	14,030	6,702

Total amortization expense	$30,945	$29,659

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Payroll and related benefits	$4,302	$5,256
Royalties	2,343	2,223
Interest	49	1,140
Legal and audit fees	979	727
Sales taxes	542	2,264
Derivative liability	1,009	—
Deferred taxes	1,091	—
Restructuring	635	—
Other	1,493	1,506

Total accrued expenses	$12,443	$13,116

7. Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
First Lien Credit Facility—$114.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (3.2% at December 31, 2008), and $1.1 million at Prime plus 1.25% (4.5% at December 31, 2008) due in monthly installments of principal and interest through July 2012	$115,607	$134,167
Note payable—Other	16	38

	115,623	134,205
Less unamortized financing costs and debt discount	(2,027)	(2,805)

Total debt	113,596	131,400
Less current portion	(17,769)	(18,582)

Long-term debt	$95,827	$112,818

The aggregate annual maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2009	$17,769
2010	13,078
2011	14,000
2012	70,776

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

Upon entering into our Amended and Restated Credit Agreement, our scheduled monthly principal payments were increased to approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. The next twelve scheduled monthly payments are reduced ratably by an aggregate of 50% of this additional payment. Accordingly, we have included an additional $4.6 million in the current portion of long-term debt at both December 31, 2008 and 2007. Borrowings under the Amended and Restated Credit Agreement continue to bear interest at either (i) the prime rate plus a margin, or (ii) LIBOR plus a margin as defined by the Amended and Restated Credit Agreement, payable monthly. However, the margin for prime rate borrowings was reduced from 1.75% to 1.25%, and the margin for LIBOR rate borrowings was reduced from 3.25% to 2.75%. In addition, while the Amended and Restated Credit Agreement continues to be secured by substantially all of our assets and continues to place limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements, the limitation on capital spending and certain other financial covenants were removed. The only remaining financial covenant in our Amended and Restated Credit Agreement is a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation. The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2008.

As of December 31, 2008, the blended interest rate on the Amended and Restated Credit Agreement was 3.2%.

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

There were no outstanding borrowings on the revolving line-of-credit at December 31, 2008 or 2007.

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

On July 30, 2007, upon completion of the Company’s initial public offering, these convertible notes were converted into 415,903 shares of restricted common stock of the Company. In the years ended December 31, 2008 and 2007, we incurred a credit of $57 thousand and an expense of $2.6 million of share based compensation expense on these restricted shares which was included in research and development expense within our consolidated statements of operations. We expect to record additional share based compensation charges related to these restricted shares as they vest. In connection with the conversion of these notes into common stock, the remaining debt discount balance of $96 thousand at July 30, 2007 was charged to interest expense within our consolidated statement of operations.

8. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010. The total fair value of this financial instrument at December 31, 2008, was a liability of approximately $1.3 million, which is included in other liabilities in the accompanying consolidated balance sheet. In 2008 we recognized a loss of $1.3 million which has been included in gain on derivatives in the accompanying consolidated statement of operations. Prior to November 28, 2008, we did not have any interest rate swap contracts outstanding.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million and is accounted for under the provisions of SFAS 133 and SFAS 157. We did not designate the contract as a hedge; as such, associated gains and losses are recorded to gain on derivatives in our consolidated statement of operations. The total fair value of the currency swap at December 31, 2008 was approximately $2.1 million. The current portion of $0.4 million of the currency swap is included in prepaid expenses and other current assets and the long-term portion of $1.7 million of the swap is included in other assets in our accompanying consolidated balance sheet at December 31, 2008. For the year ended December 31, 2008, we incurred an aggregate fair value gain of $1.9 million, which is included in gain on derivatives in our accompanying consolidated statements of operations.

At December 31, 2008, we had one interest rate cap contract outstanding with a notional amount totaling $110.0 million. The contract has a fixed rate of 6.5% and expires December 31, 2010. Under the contract, to the extent that the London Inter-Bank Offering Rate (LIBOR) exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at December 31, 2008 and December 31, 2007 was approximately $13 thousand and $900, respectively. In the year ended December 31, 2008 and 2007, we recognized a loss of $33 thousand and a gain of $14 thousand, respectively, which have been included in gain on derivatives in the accompanying consolidated statements of operations.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in US dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into US dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There was one outstanding currency hedge at December 31, 2007 with a marked to market loss of $74 thousand recognized in (gain) loss on foreign exchange within our consolidated statement of operations. The fair value of this instrument was included in accrued expenses in our consolidated balance sheet. There were no outstanding currency hedges at December 31, 2008.

Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,146	$21,146	$—	$—
Derivatives—currency swap, current portion	352	—	352	—
Derivatives—interest rate cap, long-term portion	13	—	13	—
Derivatives—currency swap, long-term portion	1,712	—	1,712	—

Total assets	$23,223	$21,146	$2,077	$—

Liabilities:
Derivatives—interest rate swap, current portion	$1,009	$—	$1,009	$—
Derivatives—interest rate swap, long-term portion	265	—	265	—

Total liabilities	$1,274	$—	$1,274	$—

The following describes the valuation methodologies used to determine fair value and key inputs:

Cash equivalents. Our cash equivalents include U.S. government backed securities that are considered to be highly liquid and tradeable. These securities are valued based on quoted market prices for similar instruments and are therefore classified as Level 1 within our fair value hierarchy.

Derivative instruments. We enter into derivative transactions to mitigate exposures mainly to interest rate fluctuations and foreign currency translation risk. Our derivative instruments include interest rate caps on long-term debt, currency swaps and interest rate swaps. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

9. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom and Japan. The Company has a defined contribution employee savings plan in the United States. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. As prescribed by the 401(k) Plan, we make a dollar-for-dollar matching contribution up to the first 6.0% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account provided the employee contributes a minimum of 3% of salary. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.3 million, $1.0 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and have been included in the accompanying consolidated statements of operations.

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

The components of net periodic benefit cost included in the accompanying consolidated statement of operations were as follows:

	2008	2007	Period from Acquisition through December 31, 2006
Service cost	$99	$122	$46
Interest cost	173	144	55
Recognized losses	(17)	—	—

Net periodic benefit cost	$255	$266	$101

The assumptions used to determine the net periodic benefit cost were as follows:

	2008	2007	Period from Acquisition through December 31, 2006
Weighted-average Discount Rate	5.8%	5.5%	4.5%
Weighted-average Rate of Compensation Increase	3.0%	2.0%	2.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The Linotype Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2008 and 2007 is as follow:

	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,170	$3,109
Service cost	99	122
Interest cost	173	144
Actuarial gains	(282)	(468)
Benefits paid	(67)	(55)
Foreign currency exchange rate changes	(152)	318

Projected benefit obligation at end of year	$2,941	$3,170

Accumulated benefit obligation	$2,842	$3,056

Funding status at end of year	$(2,941)	$(3,170)

Net Amounts Recognized in the Financial Statements:
Current liability	$76	$70
Unrecognized actuarial gain reported within accrued pension benefits and accumulated other comprehensive loss	$2,865	$3,100

Net accrued pension liability recognized	2,941	3,170
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	544	369
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	33	17

Linotype also provides cash awards to its employees based on length of service. At December 31, 2008 and 2007, the balance accrued for such benefits totaled $94 thousand and $99 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2008	2007
Weighted-average Discount Rate	5.8%	5.5%
Weighted-average Rate of Compensation Increase	3.0%	2.0%
Rate of Inflation	2.0%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2008. The measurement dates are December 31, 2008 for 2008 and December 31, 2007 for 2007.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2009	$76
2010	82
2011	86
2012	92
2013	106
2014-2018	826

10. Related-Party Transactions

On July 28, 2006, we acquired 80.01% of the capital stock of China Type Design, which is described in more detail in Note 3. At the time of this acquisition, we had a 19.99% ownership interest in China Type Design and did not have the ability to exert significant influence over its operations. Accordingly, prior to the acquisition the results of operations of China Type Design were accounted for using the cost method of accounting. We received dividend income of $0.5 million from China Type Design during the period January 1, 2006 to July 27, 2006.

We paid consulting fees to China Type Design for font design services, which are included in research and development expense in the accompanying consolidated statements of operations. For the period January 1, 2006 to July 27, 2006, consulting fees to China Type Design totaled approximately $0.7 million.

We also paid royalties to China Type Design for font sales, which are included in our cost of revenue in the accompanying consolidated statements of operations. In the period January 1, 2006 to July 27, 2006, we incurred approximately $0.1 million for royalty expenses to China Type Design.

In addition, we received royalty income from China Type Design for font sales, which is included in revenue in the accompanying consolidated statements of operations. In the period January 1, 2006 to July 27, 2006, we recognized royalty income from China Type Design of approximately $14 thousand.

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2008	2007	2006
U.S	$15,467	$6,010	$8,558
Foreign	9,684	7,886	4,425

Total income before income tax provision	$25,151	$13,896	$12,983

The components of the income tax provision are as follows (in thousands):

	December 31,
	2008	2007	2006
Current
State and local	$655	$424	$323
U.S. Federal	2,504	811	1,417
Foreign jurisdictions	3,374	4,645	2,135

	6,533	5,880	3,875
Deferred
State and local	(671)	4	252
U.S. Federal	4,170	396	1,752
Foreign jurisdictions	(262)	(1,448)	42

	3,237	(1,048)	2,046

Total provision	$9,770	$4,832	$5,921

During the year, the Company recognized a tax benefit of approximately $0.1 million related to stock based compensation, and has recorded a credit to additional paid in capital for this amount. In addition, the Company has reduced goodwill by $0.1 million related to realization of tax benefits related to acquisitions.

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2008		2007		2006
Provision for income taxes at statutory rate	$8,803	35.0%	$4,864	35.0%	$4,414	34.0%
State and local income taxes, net of federal income (tax) benefit	508	2.0%	278	2.0%	380	2.9%
Non-deductible registration costs	415	1.6%	—	—	—	—
Foreign dividends	—	—	—	—	1,374	10.6%
Foreign tax credits	—	—	—	—	(201)	(1.5)%
Foreign rate differential	189	0.7%	(30)	(0.2)%	—	—
Effect of rate changes on deferred taxes	(527)	(2.1)%	(1,427)	(10.3)%	—	—
Stock compensation	423	1.7%	1,226	8.8%	—	—
Research credits	(208)	(0.8)%	(342)	(2.4)%	—	—
Other, net	167	0.7%	263	1.9%	(46)	(0.4)%

Reported income tax provision	$9,770	38.8%	$4,832	34.8%	$5,921	45.6%

For the year ended December 31, 2008, our effective tax rate was 38.8%. The rate is higher than our 2007 effective tax rate, primarily as a result of the impact of the change in tax rates in Germany, from 40% to 30%, in 2007 which had the effect of decreasing the 2007 rate by 10%. This resulted in a decrease in deferred taxes provided in Germany. This has been partially offset by the reduction in the tax effect of stock compensation charges for financial reporting purposes that may not result in deductions for tax purposes. This amount resulted in an increase in the 2008 tax provision of 1.7%, versus an 8.8% increase in 2007. In addition, the 2008 tax rate was increased for non-deductible stock registration costs.

In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 will not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $527 thousand and a corresponding reduction to its deferred income tax liabilities in 2008 to correct this error.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Compensation related deductions	$978	$174
Foreign reserves and other	330	19
Fixed assets	—	115
Tax credit carryforwards	4,879	5,958
Accrued expenses	20	20

Subtotal deferred tax assets	6,207	6,286
Valuation allowance	(3,042)	(3,171)

Total deferred income tax assets	$3,165	$3,115

Deferred tax liabilities:
Intangible assets	$1,478	$3,098
Goodwill	14,052	11,001
Unrealized gains	911	5
Unremitted earnings of foreign subsidiary	1,068	—
Other	747	1,463

Total deferred tax liabilities	$18,256	$15,567

Net deferred tax liabilities	$15,091	$12,452

Allocated as follows:
Net deferred income tax assets—short-term	1,637	1,506
Net deferred income tax assets—long-term (1)	1,528	1,609
Net deferred income tax liabilities—short-term (2)	(1,091)	—
Net deferred income tax liabilities—long-term	(17,165)	(15,567)

Net deferred income tax liabilities	$(15,091)	$(12,452)

(1)	Included in other assets in the accompanying consolidated balance sheet.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2008 and 2007. However, realization of certain other foreign deferred tax assets were not deemed to be more likely than not, and as a result, a valuation allowance against the foreign deferred tax assets was recognized as of December 31, 2008 and 2007.

A valuation allowance has been established for potential foreign tax credits that may be generated by Linotype Germany’s deferred tax liability related to temporary differences caused by purchase accounting adjustments. As of December 31, 2007 this valuation allowance against these credits was $3.2 million. The Company realized $0.3 million of these credits in 2007 and adjusted goodwill by this amount. In addition, the Company has determined that it is more likely than not that it would realize a benefit of additional credits, or U.S. deductions, equal to a tax benefit of $1.3 million and recorded an additional reduction of goodwill in 2007. We have elected to treat Linotype as a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related taxes are paid or accrued, we have established a valuation allowance against the remaining balance of these credits. Adjustments made to our valuation allowances during 2008 were for currency rate fluctuations only and were deemed not to be material. As a result of adopting SFAS 141R on January 1, 2009, future reversals of this valuation allowance will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill.

As a result of the implementation of FIN 48, the Company has classified approximately $1.5 million to its reserve for uncertain tax positions at December 31, 2008.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2008 and 2007 (in thousands):

January 1, 2007	$1,663
Increases related to positions taken in prior years	604
Increases related to positions taken in the current year	—
Decrease related to positions taken in current year	(599)

December 31, 2007	$1,668
Increases related to positions taken in prior years	124
Decrease related to positions taken in prior years	(245)
Increases related to positions taken in the current year	84

December 31, 2008	$1,631

Of this amount of unrecognized tax benefits, approximately $1.1 million, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2008, the Company has recorded a liability of $1.3 million related to uncertain tax positions, in long term liabilities and $0.2 million in current liabilities. The balance of the uncertain tax positions relate to deferred tax assets that have been reduced. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2008 the Company has accrued approximately $0.4 million for tax related interest and penalties. The current year tax provision includes a provision of approximately $0.1 million for interest or $82 thousand, net of federal benefit.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2008, there was approximately $3.0 million of undistributed earnings related to the Company’s U.K. subsidiary, for which deferred U.S. taxes have been provided.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2005 through 2008. The Company and its subsidiaries state income tax returns are subject to audit for the years 2004 through 2008.

12. Stockholders’ Equity

We completed our initial public offering on July 30, 2007 issuing 6.5 million shares of our common stock at a price of $12.00 per share (see Note 1).

Capital Stock

Convertible Redeemable Preferred Stock

At December 31, 2006, we had authorized 5,994,199 shares of convertible redeemable preferred stock, or CRPS, with a par value of $0.01 per share. CRPS held senior rank in all respects to all other classes or series of capital stock of the Company.

In connection with our initial public offering, on July 30, 2007, all of the outstanding CRPS or 5,840,354 shares, converted into 23,361,416 shares of common stock and 5,840,354 shares of redeemable preferred stock. The conversion resulted in approximately $64.6 million being reclassified to the capital accounts of the Company, and approximately $9.7 million being reclassified to redeemable preferred stock. At December 31, 2008 and 2007 we had no authorized CRPS.

Redeemable Preferred Stock

At December 31, 2006, we had authorized 5,994,199 shares of redeemable preferred stock, or RPS, with a par value of $0.01 per share. In connection with our initial public offering, our outstanding CRPS was converted into 5,840,354 shares of RPS. Also in accordance with our initial public offering and in accordance with the redemption features of our RPS, all of those RPS shares were redeemed at $1.653 per share. We used approximately $9.7 million in proceeds from the initial public offering to redeem all of the shares of RPS. At December 31, 2008 and 2007, we had no authorized RPS.

Accumulated other comprehensive income

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	SFAS No. 158 Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$533	$41	$574
Current year change, net of tax of $1,095 and $140 for foreign currency translation and SFAS No. 158, respectively	1,719	328	2,047

Balance at December 31, 2007	2,252	369	2,621
Current year change, net of tax of ($739) and $75 for foreign currency translation and SFAS No. 158, respectively	(1,140)	175	(965)

Balance at December 31, 2008	$1,112	$544	$1,656

13. Net income (loss) per share

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income, as reported	$15,381	$9,064	$7,062
Less: preferred stock accretion	—	(34,086)	(24,387)

Net income (loss) available to common shareholders	$15,381	$(25,022)	$(17,325)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,389,086	17,099,950	3,756,636
Less: Weighted-average shares of unvested restricted common stock outstanding	(570,578)	(925,785)	(1,405,280)

Weighted-average number of common shares used in computing basic net income (loss) per common share	33,818,508	16,174,165	2,351,356

Net income (loss) per share applicable to common shareholders—basic	$0.45	$(1.55)	$(7.37)

Diluted:
Weighted-average shares of common stock outstanding	34,389,086	17,099,950	3,756,636
Less: Weighted-average shares of unvested restricted common stock outstanding	(570,578)	(925,785)	(1,405,280)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,065,759	—	—
Weighted-average number of shares of restricted common stock outstanding	420,527	—	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	35,304,794	16,174,165	2,351,356

Net income (loss) per share applicable to common shareholders—diluted	$0.44	$(1.55)	$(7.37)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2008	2007	2006
Convertible redeemable preferred stock	—	—	23,370,124
Unvested restricted shares	—	925,785	1,405,280
Options	1,033,662	1,322,142	940,972
Convertible notes payable	—	—	170,960

14. Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2008, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the years ended December 31, 2008 and 2007 we repurchased 33,000 shares and 12,358 shares, respectively, of unvested restricted stock in accordance with the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2008, 1,284,801 options and 85,176 restricted stock awards have been granted under the 2007 Option Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2008 and 2007, we did not repurchase any shares of our common stock pursuant to the 2007 Award Plan.

Share Based Compensation

The following presents the impact of share based compensation expense on our condensed consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Marketing and selling	$1,141	$476	$128
Research and development	717	2,875	78
General and administrative	1,776	906	234

Total share based compensation	$3,634	$4,257	$440

Included in our share based compensation expense in the year ended December 31, 2007, was $2.6 million of expense on the shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes (see Note 7) which is included in research and development in the accompanying consolidated statements of operations.

As of December 31, 2008, the Company had $10.5 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 2.9 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2007	2,335,769	$4.57
Granted	1,159,318	$14.21
Exercised	(211,134)	$2.91
Cancelled	(206,722)	$10.00

Outstanding at December 31, 2008	3,077,231	$7.95	$4,392	7.9

Exercisable at December 31, 2008	1,336,992	$3.57	$3,751	6.9

Vested and expected to vest at December 31, 2008 (2)	2,972,817	$7.83	$4,354

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2008.

(2)	Represents the number of vested options as of December 31, 2008, plus the number of unvested options expected to vest as of December 31, 2008, based on the unvested options outstanding at December 31, 2008, adjusted for estimated forfeitures.

Options granted during the 2007 period prior to our IPO on July 25, 2007, and during the year ended December 31, 2006, were as follows:

Accounting Grant Date	Legal Grant Date (1)	Number of Shares	Exercise Price Per Share (1)	Fair Value of Common Stock (2)	Accounting Grant Date Intrinsic Value of Options (3)
February 16, 2006	February 16, 2006	86,952	$1.70	$1.70	$—
October 3, 2006	July 14, 2006	67,356	$4.07	$6.50	$2.43
October 24, 2006	September 30, 2006	992,600	$6.43	$6.97	$0.54
January 10, 2007	December 31, 2006	89,000	$8.50	$8.82	$0.32
May 10, 2007	March 31, 2007	15,556	$11.35	$12.19	$0.84
August 2, 2007	June 30, 2007	50,844	$13.25	$12.00	$—

(1)	The exercise price was based on a contemporaneous valuation as of each legal grant date. The legal grant date is the date on which the compensation committee of the Board of Directors authorized the option grants with exercise prices equal to the fair market value of our common stock as of that date, to be finalized upon completion of a valuation report in the future.

(2)	For accounting purposes, the grant date for stock options cannot precede the date on which all of the necessary approvals were obtained and the key terms of the grant were known. Accordingly, the Company uses the date on which the compensation committee of our Board of Directors receives and approves the applicable valuation report as the grant date for accounting purposes. The fair value of the common stock at the accounting grant date was determined by straight-line interpolation of the fair value of the common stock per the valuation reports preceding and following the accounting grant date.

(3)	The intrinsic value of the options on the accounting grant date represents the increase in fair value of our common stock during the period of time between the legal and the accounting grant dates.

Both the legal and accounting dates of options granted after our initial public offering on July 25, 2007 were the same as we had a readily available value of our common stock on the particular grant dates as traded on the NASDAQ Global Market.

The aggregate intrinsic value of exercised options in the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $2.6 million and $61 thousand, respectively. The fair value of shares vested during 2008, 2007 and 2006 was $6.3 million, $7.5 million and $2.7 million, respectively.

Cash received from option exercises under all share based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $0.6 million, $0.3 million and $8 thousand, respectively. Option exercises will result in the issuance of new shares of common stock.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested shares outstanding at December 31, 2007	826,119	$0.43
Granted	71,617	$11.88
Vested	(573,436)	$0.23
Forfeited	(33,000)	$1.37

Unvested shares outstanding at December 31, 2008	291,300	$3.68

15. Restructuring

On November 10, 2008 we announced a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business.

The following presents the impact of the restructuring action on our consolidated statements of operations (in thousands):

2008
Marketing and selling	$297
Research and development	124
General and administrative	315

Total restructuring	$736

Restructuring charges incurred to date relate to severance and termination benefits. The restructuring plan was completed as of December 31, 2008, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the restructuring provision (in thousands):

Personnel related
Charges during Q4	$736
Cash payments during Q4	(116)
Foreign currency exchange rate changes	15

Provision at December 31, 2008	$635

16. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, OEM and creative professional, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for our two major markets (in thousands):

	Year Ended December 31,
	2008	2007	2006
OEM	$77,810	$72,612	$64,268
Creative Professional	33,051	32,540	21,936

Total	$110,861	$105,152	$86,204

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

	Year Ended December 31,
	2008		2007		2006
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$35,975	32.5%	$32,873	31.3%	$37,050	43.0%
Asia	42,658	38.5	40,823	38.8	33,732	39.1
United Kingdom	12,905	11.6	12,171	11.6	8,653	10.0
Germany	19,323	17.4	19,285	18.3	6,769	7.9

Total	$110,861	100.0%	$105,152	100.0%	$86,204	100.0%

Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2008	2007
Long-lived assets:
United States	$77,242	$86,609
Asia	909	1,020
United Kingdom	74	62
Germany	15,284	17,045

Total	$93,509	$104,736

17. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2013. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our German lease contains two five-year renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2008, are approximately as follows (in thousands):

Years ending December 31:
2009	$1,863
2010	1,807
2011	967
2012	736
2013	23

Total	$5,396

Rent expense charged to operations was approximately $1.7 million, $1.6 million and $ 1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

License Agreements

We license fonts and related technology from third parties for development and resale purposes, and certain of our license agreements provide for minimum annual payments. As of December 31, 2008, we had the following minimum commitments under such license agreements (in thousands):

Years ending December 31:
2009	$900
2010	100
2011	100
2012	—
2013	—

Total	$1,100

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

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2008 and 2007.

18. Supplementary Financial Data (Unaudited)

(in thousands, except share amounts)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$27,369	$27,310	$28,839	$27,343	$27,514	$26,172	$25,756	$25,710
Net income	$4,078	$4,393	$3,224	$3,686	$3,975	$1,524	$1,985	$1,580
Income (loss) per common share:
Basic	$0.12	$0.13	$0.10	$0.11	$0.12	$(0.09)	$(4.95)	$(4.35)
Diluted	$0.12	$0.12	$0.09	$0.10	$0.11	$(0.09)	$(4.95)	$(4.35)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holding Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Monotype Imaging Holding Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible redeemable preferred stock, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2009 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2009 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2009 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2009 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2009 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later then 120 days after the close of our fiscal year ended December 31, 2008.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (15)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

4.4	Amendment No. 1 to Registration Rights Agreement (9)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Form of Director Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (12)

10.10	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

Exhibit Number	Description
10.11	Employment agreement by and between the Monotype Imaging Inc. and Scott E. Landers, dated as of July 14, 2008 (13)

10.12	Employment agreement by and between Douglas J. Shaw and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.13	Employment agreement by and between John L. Seguin and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.14	Employment agreement by and between David L. McCarthy and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.15	Employment agreement by and between Janet M. Dunlap and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.16	Employment agreement by and between Alex N. Braverman and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.17	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.18	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.19	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.20	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (8)

10.21	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. (8)

10.22	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK (8)

10.23	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.24	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.25	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.26	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.27	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 (8)

10.28	Lease between Tyne Flooring Limited and Agfa Monotype Limited (10)

10.29	Lease dated April 11, 2008 (12)

10.30	Lease between Bytec Group Limited and Monotype Imaging Limited, dated as of June 3, 2008 (14)

10.31	Lease between In Hwa Jung and Monotype Imaging Inc., dated February 5, 2009 *

10.32	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.33	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

Exhibit Number	Description
10.34	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.35	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.36	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.37	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

10.38	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.39	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (8)

10.40	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.41	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.42	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.43	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.44	First Amendment to the Amended and Restated Credit Agreement (11)

10.45	Equity Award Grant Policy (3)

10.46	2007 Incentive Compensation Plan, as amended (7)

10.47	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.48	2008 Executive Incentive Compensation Program, as amended (15)

10.49	2009 Executive Incentive Compensation Program, as amended (17)

10.50	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.51	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.52	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

Exhibit Number	Description
14.1	Code of Business Conduct and Ethics (7)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 27, 2008.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 2, 2008.

(10)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on April 22, 2008.

(11)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 22, 2008.

(12)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on May 23, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2008.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 12, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2008.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Douglas J. Shaw and Scott E. Landers such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 13, 2009

/s/ SCOTT E. LANDERS Scott E. Landers	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	March 13, 2009

/s/ ROBERT M. GIVENS	Chairman of the Board of Directors	March 13, 2009
Robert M. Givens

/s/ A. BRUCE JOHNSTON	Director	March 13, 2009
A. Bruce Johnston

/s/ ROGER J. HEINEN, JR.	Director	March 13, 2009
Roger J. Heinen, Jr.

/s/ PAMELA F. LENEHAN	Director	March 13, 2009
Pamela F. Lenehan

/s/ PETER J. SIMONE	Director	March 13, 2009
Peter J. Simone

/s/ ROBERT L. LENTZ	Director	March 13, 2009
Robert L. Lentz

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008	$177	$126	$(67)	$236
Year ended December 31, 2007	—	240	(63)	177
Year ended December 31, 2006	85	—	(85)	—