Form 10-Q
period 2009-03-31
Monotype Imaging Holdings Inc.
filed 2009-05-06
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 34,553,595.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$37,276	$31,941
Accounts receivable, net of allowance for doubtful accounts of $395 at March 31, 2009 and $236 at December 31, 2008	3,403	6,010
Deferred income taxes	1,345	1,637
Prepaid expenses and other current assets	1,937	1,603

Total current assets	43,961	41,191
Property and equipment, net	2,096	2,093
Goodwill	136,849	138,898
Intangible assets, net	88,760	91,416
Other assets	4,371	3,823

Total assets	$276,037	$277,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$305	$646
Accrued expenses and other current liabilities	10,461	12,443
Accrued income taxes	1,277	1,700
Deferred revenue	12,322	5,669
Current portion of long-term debt	10,038	17,769

Total current liabilities	34,403	38,227
Long-term debt, less current portion	93,749	95,827
Other long-term liabilities	2,417	1,064
Deferred income taxes	16,964	17,165
Reserve for income taxes, net of current portion	1,320	1,343
Accrued pension benefits	2,885	2,959
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued and outstanding: 34,555,595 at March 31, 2009 and 34,512,692 at December 31, 2008.	35	35
Additional paid-in capital	143,860	142,676
Treasury stock, at cost, 86,194 shares	(86)	(86)
Accumulated deficit	(20,155)	(23,445)
Accumulated other comprehensive income	645	1,656

Total stockholders’ equity	124,299	120,836

Total liabilities and stockholders’ equity	$276,037	$277,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$23,606	$27,343
Costs and expenses:
Cost of revenue	1,761	2,701
Cost of revenue—amortization of acquired technology	843	849
Marketing and selling	5,982	5,428
Research and development	3,371	4,287
General and administrative	3,774	5,170
Amortization of other intangible assets	1,175	1,806

Total costs and expenses	16,906	20,241
Income from operations	6,700	7,102
Other (income) expense:
Interest expense	1,178	2,565
Interest income	(7)	(53)
Loss (gain) on foreign exchange	722	(2,244)
(Gain) loss on derivatives	(422)	14
Other income, net	(31)	(5)

Total other expense	1,440	277
Income before provision for income taxes	5,260	6,825
Provision for income taxes	1,970	3,139

Net income	$3,290	$3,686

Net income per common share:
Basic	$0.10	$0.11
Diluted	$0.09	$0.10
Weighted average number of shares:
Basic	34,255,602	33,516,729
Diluted	35,018,224	35,406,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$3,290	$3,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,288	2,940
Amortization of deferred financing costs	215	198
Share based compensation	1,110	688
Provision for doubtful accounts	167	57
Deferred income taxes	473	876
Unrealized currency loss (gain) on foreign denominated intercompany transactions	1,439	(2,608)
Unrealized gain on derivatives	(603)	(31)
Changes in operating assets and liabilities:
Accounts receivable	2,319	(1,451)
Prepaid expenses and other assets	(520)	(167)
Accounts payable	(330)	(993)
Accrued income taxes	(352)	404
Accrued expenses and other liabilities	(1,705)	(3,025)
Deferred revenue	8,606	10,371

Net cash provided by operating activities	16,397	10,945

Cash flows from investing activities
Purchases of property and equipment	(333)	(311)

Net cash used in investing activities	(333)	(311)

Cash flows from financing activities
Purchase of interest rate cap	—	(45)
Payments on long-term debt	(10,025)	(3,505)
Excess tax benefit on stock options	5	38
Proceeds from exercises of common stock options	24	135

Net cash used in financing activities	(9,996)	(3,377)
Effect of exchange rates on cash and cash equivalents	(733)	961

Increase in cash and cash equivalents	5,335	8,218
Cash and cash equivalents at beginning of period	31,941	19,584

Cash and cash equivalents at end of period	$37,276	$27,802

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.	Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronics (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes and digital cameras, as well as in numerous software applications and operating systems. We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), China Type Design Limited (“China Type Design”) and Monotype Imaging KK.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as reported in the Company’s annual report on Form 10-K.

3.	Recently Issued Accounting Pronouncements

Fair Value Measurements and Impairments

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board 28-1 (“FSP 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 107-1 and APB 28-1.

On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (“FSP 115-2 and FAS 124-2”), Recognition and Presentation of Other Than Temporary Impairments. FSP 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased disclosures and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 115-2 and FAS 124-2.

On April 9, 2009 the FASB issued FSP FAS No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 157-4.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements. Our derivative disclosure can be found in Note 4.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and applies to all business combinations. SFAS141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. We adopted SFAS 141R on January 1, 2009. There was no impact to our consolidated financial statements on the accounting for acquisitions completed by December 31, 2008, but future reversals of the valuation allowance on certain deferred income tax assets recorded in purchase accounting will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill. Further, this statement will affect the way we account for any future business combinations.

4.	Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010 and is accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”). We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our consolidated statements of income. The total fair value of this financial instrument at both March 31, 2009 and December 31, 2008, was a liability of approximately $1.3 million. The current portion of the interest rate swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. In the three months ended March 31, 2009, we recognized a loss of $0.4 million which has been included in gain (loss) on derivatives in the accompanying condensed consolidated statements of income. Prior to November 28, 2008, we did not have any interest rate swap contracts outstanding.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million and is accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”). We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of the currency swap at March 31, 2009 and December 31, 2008 was an asset of approximately $2.7 million and $2.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying condensed consolidated balance sheet at March 31, 2009. For the three months ended March 31, 2009, we incurred an aggregate fair value gain of $0.8 million, which is included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income.

At March 31, 2009 and December 31, 2008, we had one interest rate cap contract outstanding totaling $110.0 million to limit our exposure to rising interest rates on our long term debt obligation. The contract has a fixed rate of 6.5% and expires December 31, 2010. Under the contract, to the extent that the LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at March 31, 2009 and December 31, 2008 was approximately $4 thousand and $13 thousand, respectively, and is included in other assets in our accompanying condensed consolidated balance sheets. In the three months ended March 31, 2009 and 2008, we recognized losses of $9 thousand and $14 thousand, respectively, which have been included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

Fair Value Measurements

On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. We adopted SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

In determining fair value, the company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The following table presents our financial assets that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27,489	$27,489	$—	$—
Derivatives – currency swap, current portion	748	—	748	—
Derivatives – interest rate cap, long term portion	4	—	4	—
Derivatives – currency swap, long-term portion	1,937	—	1,937	—

Total assets	$30,178	$27,489	$2,689	$—

	Fair Value Measurement at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivatives – interest rate swap, current portion	$1,004	$—	$1,004	$—
Derivatives – interest rate swap, long-term portion	278	—	278	—

Total liabilities	$1,282	$—	$1,282	$—

The following describes the valuation methodologies used to determine fair value and key inputs:

Cash equivalents. Our cash equivalents include U.S. government backed securities that are considered to be highly liquid and tradeable. These securities are valued based on quoted market prices for similar instruments and are therefore classified as Level 1 within our fair value hierarchy.

Derivative instruments. We enter into derivative transactions to mitigate exposures mainly to interest rate fluctuations and foreign currency translation risk. Our derivative instruments include interest rate caps on long-term debt, currency swaps and interest rate swaps. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

5.	Intangible Assets

Intangible assets as of March 31, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

		March 31, 2009			December 31, 2008
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,047	$(18,636)	$27,411	$46,331	$(17,585)	$28,746
Acquired technology	12-15	43,406	(13,395)	30,011	43,513	(12,568)	30,945
Non-compete agreements	4-6	11,556	(10,756)	800	11,620	(10,707)	913
Trademarks		26,138	—	26,138	26,412	—	26,412
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$131,547	$(42,787)	$88,760	$132,276	$(40,860)	$91,416

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and related benefits	$2,181	$4,302
Royalties	2,215	2,343
Legal and audit fees	753	979
Sales taxes	1,111	542
Derivative liability	1,004	1,009
Deferred income taxes	1,091	1,091
Restructuring	368	635
Other	1,738	1,542

Total	$10,461	$12,443

7.	Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Credit Facility—$105.0 million, interest at LIBOR plus 2.75% (3.2% at March 31, 2009), and $0.6 million at Prime plus 1.25% (4.5% at March 31, 2009) due in monthly installments of principal and interest through July 2012	$105,588	$115,607
Note payable—Other	10	16

	105,598	115,623
Less unamortized financing costs and debt discount	(1,811)	(2,027)

Total debt	103,787	113,596
Less current portion	(10,038)	(17,769)

Long-term debt	$93,749	$95,827

We are subject to a maximum leverage ratio under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2009. For the period ended March 31, 2009, the permitted leverage ratio decreased to 2.75:1.00 from 3.25:1.00 in accordance with the agreement. It will remain at 2.75:1.00 for the remainder of the term of the agreement.

8.	Employee Benefit Plans

Defined Contribution Plan

On March 9, 2009 the Company’s U.S. 401(k) Plan, the Monotype Imaging Employee Savings Plan, was amended to change the Company’s matching contribution amount from a fixed dollar-for-dollar match up to the first 6% of participant’s compensation to a discretionary employer matching contribution.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$18	$25
Interest cost	39	44

Net periodic benefit cost	$57	$69

9.	Income Taxes

For the three months ended March 31, 2009 and 2008, our effective tax rate was 37.4% and 46.0%, respectively. During the three months ended March 31, 2009, the effective rate compared to our statutory tax rate included a 2.1% increase due to permanent non-deductible share based compensation expense which was partially offset by a reduction to the rate of 1.2% for research and development tax credits. During the three months ended March 31, 2008, the effective rate compared to our statutory tax rate included increases of 4.0% due to permanent non-deductible share based compensation expense, and 2.7% for non-deductible costs for income tax purposes associated with the filing of a registration statement during the quarter. As of March 31, 2009, the reserve for uncertain tax positions was approximately $1.3 million.

10.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$3,290	$3,686
Net changes in:
Pension liability, net of tax of $0 and $44, respectively	—	65
Foreign currency translation adjustment, net of tax of ($592) and $1,044, respectively	(1,011)	1,635

Total comprehensive income	$2,279	$5,386

11.	Net Income Per Share

The following presents a reconciliation of the denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,527,114	34,289,333
Less: weighted-average shares of unvested restricted common stock outstanding	(271,512)	(772,604)

Weighted-average number of common shares used in computing basic net income per common share	34,255,602	33,516,729

Diluted:
Weighted-average shares of common stock outstanding	34,527,114	34,289,333
Less: weighted-average shares of unvested restricted common stock outstanding	(271,512)	(772,604)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	641,803	1,246,079
Weighted-average number of restricted stock, based on the treasury stock method	120,819	643,246

Weighted-average number of common shares used in computing diluted net income per common share	35,018,224	35,406,054

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Options	2,151,449	67,574

12.	Share Based Compensation

We account for share based compensation in accordance with SFAS No. 123R, Share Based Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2009	2008
Marketing and selling	$412	$130
Research and development	165	303
General and administrative	533	255

Total share based compensation	$1,110	$688

Included in our share based compensation expense for the three months ended March 31, 2009 and 2008 was a credit of $53 thousand and an expense of $0.2 million, respectively, related to shares of restricted common stock that were issued upon the conversion of the China Type Design promissory notes which are accounted for as nonemployee awards and is included in research and development expense in the accompanying condensed consolidated statements of income.

As of March 31, 2009, the Company had $11.8 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.9 years.

13.	Restructuring

On November 10, 2008, we announced a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business.

The following presents the impact of the restructuring action on our condensed consolidated statements of income (in thousands):

Three Months Ended March 31, 2009
Marketing and selling	$—
Research and development	—
General and administrative	42

Total restructuring	$42

Restructuring charges incurred to date relate to severance and termination benefits. The restructuring plan was substantially complete as of December 31, 2008, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the restructuring provision (in thousands):

Personnel related
Provision at December 31, 2008	$635
Charges	42
Cash payments	(295)
Foreign currency exchange rate changes	(14)

Provision at March 31, 2009	$368

Future cash expenditures related to the restructuring are expected to be approximately $0.3 million, net of tax savings.

14.	Segment Reporting

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

	Three Months Ended March 31,
	2009	2008
OEM	$17,283	$17,760
Creative professional	6,323	9,583

Total	$23,606	$27,343

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S. and in the United Kingdom, Germany, Hong Kong and Japan. The following summarizes revenue by location:

	Three Months Ended March 31,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except percentages)
United States	$8,422	35.7%	$9,703	35.5%
Asia	9,797	41.5	10,060	36.8
United Kingdom	1,700	7.2	2,599	9.5
Germany	3,687	15.6	4,981	18.2

Total	$23,606	100.0%	$27,343	100.0%

Long-lived assets, which include property, plant and equipment and intangibles, but exclude other assets, goodwill and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2009	December 31, 2008
Long-lived assets:
United States	$75,585	$77,242
Asia	873	909
United Kingdom	65	74
Germany	14,333	15,284

Total	$90,856	$93,509

15.	Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of March 31, 2009 and December 31, 2008, no customer individually accounted for 10% or more of our accounts receivable. Historically, we have not recorded material losses due to customer nonpayment. No customer individually accounted for 10% or more of our total revenue in the three months ended March 31, 2009 or 2008.

16.	Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one-year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2009 and December 31, 2008.

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

Overview

We are a leading global provider of text imaging solutions. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE, devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 17 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 10,000 typefaces from a library of some of the most widely used designs in the world, including popular names like Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through custom font design services, direct sales and our e-commerce websites fonts.com, itcfonts.com, linotype.com, faces.co.uk and fontexplorerx.com, which attracted more than 25 million visits in 2008 from over 200 countries and territories.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced, and we expect to continue to have lower revenue in the first and third quarters of the year due to the timing of some contractual payments of licensing fees from our OEM customers. In prior years we have experienced, and we may in the future have, seasonal slowness in the third quarter of the year from our creative professional customers. In addition, some of our revenue streams, particularly custom revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, more susceptible to weakening economic conditions.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$8,422	35.7%	$9,703	35.5%
Asia	9,797	41.5	10,060	36.8
United Kingdom	1,700	7.2	2,599	9.5
Germany	3,687	15.6	4,981	18.2

Total	$23,606	100.0%	$27,343	100.0%

For the three months ended March 31, 2009 and 2008, sales by our subsidiaries located outside North America comprised 64.3% and 64.5%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2009 and 2008, our top ten licensees by revenue accounted for approximately 49.3% and 45.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2009 or 2008, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies, publishers and corporations.

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

Restructuring

On November 10, 2008, the Company announced a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction will be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives. We do not anticipate an overall change in headcount. For the three months ended March 31, 2009, we recorded $42 thousand of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring plan was substantially complete at December 31, 2008, other than making deferred cash payments to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $0.3 million, net of tax savings.

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

There has been no material change in our critical accounting policies since December 31, 2008. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue:
OEM	73.2%	65.0%
Creative professional	26.8	35.0

Total revenue	100.0	100.0
Cost of revenue	7.5	9.9
Cost of revenue—amortization of acquired technology	3.5	3.1
Marketing and selling	25.3	19.9
Research and development	14.3	15.6
General and administrative	16.0	18.9
Amortization of other intangible assets	5.0	6.6

Total costs and expenses	71.6	74.0

Income from operations	28.4	26.0
Interest expense, net	5.0	9.2
Loss (gain) on foreign exchange	3.0	(8.2)
(Gain) loss on derivatives	(1.8)	0.1
Other income, net	(0.1)	(0.1)

Total other expenses	6.1	1.0
Income before provision for income taxes	22.3	25.0
Provision for income taxes	8.4	11.5

Net income	13.9%	13.5%

The following discussion compares the three months ended March 31, 2009, with the three months ended March 31, 2008.

Sales by Segment

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

	Three Months Ended March 31,
	2009	2008	Decrease
OEM	$17,283	$17,760	$(477)
Creative professional	6,323	9,583	(3,260)

Total revenue	$23,606	$27,343	$(3,737)

Revenue

Revenue was $23.6 million and $27.3 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $3.7 million, or 13.7%. OEM revenue was $17.3 million and $17.8 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $0.5 million, or 2.7%, due to a decrease in royalty revenue in printer imaging. Printer imaging revenue declined 4.1% or $0.5 million, the result of a decrease in royalty revenue from reduced sales volume by our OEM customers as a result of the current economic downturn. Driver and display imaging revenue in the three months ended March 31, 2009, was consistent with the same period in 2008.

Creative professional revenue decreased $3.3 million or 34.0%, to $6.3 million for the three months ended March 31, 2009, as compared to $9.6 million for the three months ended March 31, 2008. In the three months ended March 31, 2009, creative professional revenue was down across all product lines; specifically in direct, indirect, web and custom, as compared to the same period in 2008. The first quarter of 2008 was a strong quarter for creative professional revenue and was highlighted by several large direct revenue contracts, which did not repeat in the first quarter of 2009. Together these contracts accounted for $0.9 million of the overall period over period decline in creative professional revenue. The decline in indirect revenue and remainder of the decline in direct revenue, which we believe is attributable to the current economic downturn, is $1.2 million period over period. Web and custom revenue contributed $1.0 million to the decline period over period. Custom font revenue from our corporate customers was down 53.8%, as compared to the same period in 2008, as discretionary corporate spending had been reduced as a result of the current economic conditions.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $1.8 million and $2.7 million for the three months ended March 31, 2009 and 2008, a decrease of $0.9 million or 34.8%. Cost of revenue, excluding amortization of acquired technology, was 7.5% and 9.9% as a percentage of total revenue in the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of revenue in dollars and as a percentage of total revenue in the three months ended March 31, 2009 was mainly due to product mix. There was a higher percentage of OEM revenue, which typically has a lower associated cost than creative professional revenue, in the three months ended March 31, 2009. In particular in the three months ended March 31, 2009, there were proportionally more display imaging contracts that included exclusively fonts owned by us which have no associated cost as compared to the same period in 2008. A decline in custom revenue also contributed to the decrease in cost of revenue, as it has a higher associated cost.

The portion of cost of revenue consisting of amortization of acquired technology remained unchanged at $0.8 million for the three months ended March 31, 2009 and 2008.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $6.0 million and $5.4 million in the three months ended March 31, 2009 and 2008, respectively, an increase of $0.6 million, or 10.2%, primarily due to increased personnel costs resulting mainly from a shift in personnel. During the second quarter of 2008, there was a shift in the primary focus of several employees to presale customer support and web site development from product development related activities. In the three months ended March 31, 2009, as compared to the same period in 2008, personnel costs, including share based compensation, increased $0.7 million.

Research and Development. Research and development expense decreased $0.9 million, or 21.4%, to $3.4 million in the three months ended March 31, 2009, from $4.3 million for the three months ended March 31, 2008. The decrease was mainly the result of a decrease in personnel expenses of $0.7 million in the three months ended March 31, 2009, as compared to the same period in 2008. During the second quarter of 2008, there was a shift in the primary focus of several employees to presale customer support and web site development from product development related activities.

General and Administrative. General and administrative expense decreased $1.4 million or 27.0%, to $3.8 million for the three months ended March 31, 2009, as compared to $5.2 million for the three months ended March 31, 2008. Personnel expenses decreased $0.4 million, the result of fewer employees in the three months ended March 31, 2009, as compared to the same period in 2008. There was an 8.9% reduction in headcount period over period, of which approximately half was due to the restructuring plan announced in the fall of 2008. Reductions in legal and professional service expenses contributed $0.7 million to the overall decrease in general and administrative expense in the three months ended March 31, 2009, as compared to the same period in 2008. Costs associated with the filing of a registration statement with the SEC in the three months ended March 31, 2008, were $0.5 million. There were no similar charges in the same period in 2009. Share based compensation expense increased $0.3 million in the first quarter of 2009 as compared to the same period in 2008.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $0.6 million or 34.9%, to $1.2 million for the three months ended March 31, 2009, as compared to $1.8 million for the three months ended March 31, 2008. Our non-compete agreements entered into in connection with our acquisition from Agfa Corporation in 2004 were fully amortized during the fourth quarter of 2008; and as a result, we expect quarterly amortization of other intangible assets to remain at approximately $1.2 million going forward.

Interest Expense, Net

Interest expense, net of interest income decreased $1.3 million, or 53.4%, to $1.2 million for the three months ended March 31, 2009, as compared to $2.5 million for the three months ended March 31, 2008. The decrease is the result of lower total debt outstanding in the first quarter of 2009 as compared to the same period in 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding at March 31, 2009, was $105.6 million as compared to $128.1 million at March 31, 2008. At March 31, 2009, the blended interest rate on our Amended and Restated Credit Agreement was 3.3% as compared to a blended rate of 5.4% at March 31, 2008.

Loss (gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $0.7 million and a gain of $2.2 million in the three months ended March 31, 2009 and 2008, respectively, a decrease of $3.0 million primarily due to our Euro denominated intercompany note. In the three months ended March 31, 2009, we recorded a loss on the note of $1.0 million. The loss on the note was partially offset by volatility in the Japanese Yen as compared to the U.S. dollar experienced in the first quarter of 2009. The gain in the three months ended March 31, 2008 was due primarily to our intercompany note, which was unhedged at March 31, 2008.

(Gain) loss on Derivatives

(Gain) loss on derivatives was a gain of $0.4 million and a loss of $14 thousand in the three months ended March 31, 2009 and 2008, respectively, an increase of approximately $0.4 million, primarily due to an increase in our use of derivatives to manage risks. In the three months ended March 31, 2009, we recorded a gain on our currency swap of $0.8 million which was partially offset by a loss on our interest rate swap of $0.4 million. The currency swap was entered into during the second quarter of 2008, and the interest rate swap was entered into in November 2008. The loss during the same period in 2008 relates to our interest rate cap instruments.

Provision for Income Taxes

For the three months ended March 31, 2009 and 2008, our effective tax rate was 37.4% and 46.0%, respectively. During the three months ended March 31, 2009, the effective rate includes 2.1% due to permanent non-deductible share based compensation expense and in the same period in 2008, permanent non-deductible share based compensation expense was 4.0% of the effective rate. This was partially offset by a decrease of 1.2% for research and development tax credits in the first quarter of 2009, that was not available for the first quarter of 2008. During the three months ended March 31, 2008, the effective rate included 2.7% for non-deductible costs for income tax purposes associated with a registration statement filed with the SEC during the quarter, which did not repeat in the same period in 2009. In addition, the state tax rate, net of federal benefit, was reduced by 1.9% in the three months ended March 31, 2009, as compared with the same period in 2008.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2009 and 2008

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $37.3 million and a $20.0 million revolving line-of-credit. The line-of-credit was undrawn at March 31, 2009. Availability under the line-of-credit has been reduced by approximately $4.0 million as a result of our currency swap. In March 2009, we made a mandatory prepayment of $7.4 million under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all, especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$16,397	$10,945
Net cash used in investing activities	(333)	(311)
Net cash used in financing activities	(9,996)	(3,377)
Effect of exchange rates on cash and cash equivalents	(733)	961

Total increase in cash and cash equivalents	$5,335	$8,218

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

We generated $16.4 million in cash from operations during the three months ended March 31, 2009. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and unrealized gain on derivatives, generated $8.4 million in cash. Prepaid expenses and other assets, accounts payable, accrued income taxes and accrued expenses and other liabilities used $2.9 million in cash. Accounts receivable provided $2.3 million in cash. Our accounts receivable balance at December 31, 2008, contained a few large customer balances due to the timing of billings which we have since collected. Deferred revenue provided $8.6 million in cash resulting primarily from the receipt of two large royalty prepayments.

We generated $10.9 million in cash from operations during the three months ended March 31, 2008. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and unrealized gain on derivatives, generated $5.7 million in cash. Deferred revenue and accrued income taxes provided $10.4 million and $0.4 million, respectively, in cash. These were partially offset by increases in accounts receivable and prepaid and other assets and decreases in accounts payable and accrued expenses and other liabilities using $5.6 million in cash. The decreased balance in accounts payable is the result of timing of certain contractual royalty payments.

Investing Activities

Cash used in investing activities was $0.3 million which consisted of purchases of property and equipment during the three months ended March 31, 2009. During the three months ended March 31, 2008, cash used in investing activities was $0.3 million which consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2009, cash used in financing activities consisted primarily of payments on our long-term debt totaling $10.0 million. Cash used in financing activities for the three months ended March 31, 2008, was $3.4 million consisting principally of installment payments on long-term debt of $3.5 million. The timing of our annual debt prepayment shifted in 2009 to the first quarter. In 2008, this payment occurred during the second quarter.

Credit Facility

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of March 31, 2009, the blended interest rate on the Amended and Restated Credit Agreement was 3.3%. The Amended and Restated Credit

Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of March 31, 2009, the maximum leverage ratio permitted was 2.75:1.00, and our leverage ratio was 2.34:1.00. The maximum leverage ratio decreased by 0.25 each quarter from April 1, 2008 through March 31, 2009, and will remain at 2.75:1.00 for the remainder of the term of the agreement. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$3,290	$3,686
Provision for income taxes	1,970	3,139
Interest expense, net	1,171	2,512
Depreciation and amortization	2,288	2,940

EBITDA	$8,719	$12,277
Share based compensation	1,110	688

Adjusted EBITDA(1)	$9,829	$12,965

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2009.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Impairments

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board 28-1 (“FSP 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 107-1 and APB 28-1.

On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (“FSP 115-2 and FAS 124-2”), Recognition and Presentation of Other Than Temporary Impairments. FSP 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased disclosures and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 115-2 and FAS 124-2.

On April 9, 2009 the FASB issued FSP FAS No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We do not expect any material financial statement implications relating to the adoption of FSP 157-4.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements. Our derivative disclosure can be found in Note 4 to our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and applies to all business combinations. SFAS141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. We adopted SFAS 141R on January 1, 2009. There was no impact to our consolidated financial statements on the accounting for acquisitions completed by December 31, 2008, but future reversals of the valuation allowance on certain deferred income tax assets recorded in purchase accounting will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill. Further, this statement will affect the way we account for any future business combinations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. We adopted SFAS 157 for nonfinancial assets and liabilities on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements. Details of our assets and liabilities measured at fair value on a recurring basis are found in Note 4 to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $9.7 million and $10.8 million at March 31, 2009, and December 31, 2008, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2009, no customer individually accounted for 10% or more of our accounts receivable. As of December 31, 2008, one customer accounted for 19% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2009 and 2008, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with the prime rate and LIBOR interest rate. At March 31, 2009, the blended rate of interest on our outstanding debt was 3.3%. For each one percent increase in interest rates our interest expense would increase by $1.1 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010. The total fair value of the financial instrument at both March 31, 2009, and December 31, 2008, was a liability of approximately $1.3 million. In the three months ended March 31, 2009, we recognized a loss of $0.4 million which has been included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold these contracts to maturity.

We purchase interest rate cap instruments to minimize our exposure to rising interest rates on our debt obligations. At March 31, 2009, and December 31, 2008, we had one interest rate cap contract outstanding totaling $110.0 million. The contract has a fixed rate of 6.5% and expires in December 2010. The notional amount will decrease to $100.0 million in the second quarter of 2009, with other additional reductions scheduled until it reaches a notional amount of $75.0 million at maturity, to approximate the outstanding balance on our debt over the same period of time. Under this contract, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at March 31, 2009, and December 31, 2008, was approximately $4 thousand and $13 thousand, respectively. In the three months ended March 31, 2009 and 2008, we recognized losses of $9 thousand and $14 thousand, respectively, which have been included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2009, and December 31, 2008, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At March 31, 2009, the note balance was approximately $19.9 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.0 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the three months ended March 31, 2009, we recognized a gain of $0.8 million on the currency swap contract which is included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold this contract to maturity. The gain recognized during 2009 is predominantly non-cash, and if the contract is held to maturity, then the resulting non-cash gain or loss would be zero over the life of the instrument.

Prior to May 7, 2008, this note was unhedged. Losses (gains) on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed consolidated statements of income, and were a net loss of $1.0 million and a net gain of $2.3 million, for the three months ended March 31, 2009 and 2008, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objections.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended March 31, 2009.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: May 6, 2009	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2009	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
10.1	Equity Award Grant Policy, as amended April 30, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.