Form 10-K/A
period 2008-12-31
Monotype Imaging Holdings Inc.
filed 2009-05-12
CIK 1385292

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Monotype Imaging Holdings Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) to amend Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to include the conforming signature of our independent accounting firm, which signature was inadvertently omitted from our Form 10-K.

No other changes have been made in this Amendment No. 1 that modify or update other disclosures as presented in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (15)

4.1	Specimen Stock Certificate (5)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

4.4	Amendment No. 1 to Registration Rights Agreement (9)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Form of Director Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (12)

10.10	Service agreement by and between the Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

Exhibit Number	Description
10.11	Employment agreement by and between the Monotype Imaging Inc. and Scott E. Landers, dated as of July 14, 2008 (13)

10.12	Employment agreement by and between Douglas J. Shaw and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.13	Employment agreement by and between John L. Seguin and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.14	Employment agreement by and between David L. McCarthy and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.15	Employment agreement by and between Janet M. Dunlap and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.16	Employment agreement by and between Alex N. Braverman and the Monotype Imaging Inc., effective as of December 19, 2008 (16)

10.17	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.18	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.19	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.20	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (8)

10.21	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. (8)

10.22	Lease, dated as of November 14, 2007, between Sachiko Kasai and Monotype Imaging KK (8)

10.23	Lease, dated as of July 10, 2006, between Sun Wah Marine Products (Holdings) Limited and China Type Design Limited (2)

10.24	Lease, dated as of May 24, 2006, between Lake Center Plaza Partners, LLC and Monotype Imaging, Inc. (1)

10.25	Lease, dated as of April 7, 2005, between RAFI (GB) Limited and Monotype Imaging Limited (3)

10.26	Office lease, dated as of December 17, 2006, by and between Sheila L. Ortloff and Monotype Imaging, Inc. (2)

10.27	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 (8)

10.28	Lease between Tyne Flooring Limited and Agfa Monotype Limited (10)

10.29	Lease dated April 11, 2008 (12)

10.30	Lease between Bytec Group Limited and Monotype Imaging Limited, dated as of June 3, 2008 (14)

10.31	Lease between In Hwa Jung and Monotype Imaging Inc., dated February 5, 2009 (18)

10.32	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.33	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

Exhibit Number	Description
10.34	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.35	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.36	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.37	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

10.38	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.39	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (8)

10.40	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.41	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.42	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.43	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.44	First Amendment to the Amended and Restated Credit Agreement (11)

10.45	Equity Award Grant Policy (3)

10.46	2007 Incentive Compensation Plan, as amended (7)

10.47	2007 (Sales) Incentive Compensation Plan by and between Monotype Imaging Inc. and David L. McCarthy, dated as of March 6, 2007 (3)

10.48	2008 Executive Incentive Compensation Program, as amended (15)

10.49	2009 Executive Incentive Compensation Program, as amended (17)

10.50	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.51	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.52	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

Exhibit Number	Description
14.1	Code of Business Conduct and Ethics (7)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 27, 2008.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 2, 2008.

(10)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on April 22, 2008.

(11)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 22, 2008.

(12)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on May 23, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2008.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 12, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2008.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, filed on March 13, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2009.

MONOTYPE IMAGING HOLDINGS INC.

BY:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President and Chief Executive Officer and Director