Form 10-Q
period 2009-06-30
Monotype Imaging Holdings Inc.
filed 2009-08-03
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2009 was 34,600,329.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$35,881	$31,941
Accounts receivable, net of allowance for doubtful accounts of $199 at June 30, 2009 and $236 at December 31, 2008	4,209	6,010
Deferred income taxes	1,539	1,637
Prepaid expenses and other current assets	2,207	1,603

Total current assets	43,836	41,191
Property and equipment, net	2,173	2,093
Goodwill	139,312	138,898
Intangible assets, net	87,478	91,416
Other assets	3,980	3,823

Total assets	$276,779	$277,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$658	$646
Accrued expenses and other current liabilities	9,241	12,443
Accrued income taxes	595	1,700
Deferred revenue	10,551	5,669
Current portion of long-term debt	11,239	17,769

Total current liabilities	32,284	38,227
Long-term debt, less current portion	90,415	95,827
Other long-term liabilities	952	1,064
Deferred income taxes	18,435	17,165
Reserve for income taxes, net of current portion	1,416	1,343
Accrued pension benefits	3,108	2,959
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 34,587,651 at June 30, 2009 and 34,512,692 at December 31, 2008.	35	35
Additional paid-in capital	145,326	142,676
Treasury stock, at cost, 95,516 shares at June 30, 2009 and 86,194 shares at December 31, 2008	(86)	(86)
Accumulated deficit	(17,084)	(23,445)
Accumulated other comprehensive income	1,978	1,656

Total stockholders’ equity	130,169	120,836

Total liabilities and stockholders’ equity	$276,779	$277,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$22,251	$28,839	$45,857	$56,182
Costs and expenses:
Cost of revenue	1,442	2,058	3,203	4,759
Cost of revenue—amortization of acquired technology	845	851	1,688	1,700
Marketing and selling	5,510	6,183	11,492	11,611
Research and development	3,463	3,686	6,834	7,973
General and administrative	3,458	5,367	7,232	10,537
Amortization of other intangible assets	1,182	1,915	2,357	3,721

Total costs and expenses	15,900	20,060	32,806	40,301
Income from operations	6,351	8,779	13,051	15,881
Other (income) expense:
Interest expense	1,056	1,911	2,234	4,476
Interest income	(53)	(32)	(60)	(85)
(Gain) loss on foreign exchange	(727)	248	(5)	(1,996)
Loss on derivatives	1,126	947	704	961
Other expense (income), net	17	(5)	(14)	(10)

Total other expense	1,419	3,069	2,859	3,346
Income before provision for income taxes	4,932	5,710	10,192	12,535
Provision for income taxes	1,861	2,486	3,831	5,625

Net income	$3,071	$3,224	$6,361	$6,910

Net income per common share:
Basic	$0.09	$0.10	$0.19	$0.21
Diluted	$0.09	$0.09	$0.18	$0.20
Weighted average number of shares:
Basic	34,329,898	33,707,022	34,292,955	33,611,875
Diluted	35,105,923	35,353,384	35,062,279	35,327,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$6,361	$6,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,609	6,016
Amortization of deferred financing costs	382	393
Share based compensation	2,523	1,621
Excess tax benefit on stock options	(8)	(207)
Provision for doubtful accounts	(40)	116
Deferred income taxes	339	1,625
Unrealized currency loss (gain) on foreign denominated intercompany transactions	300	(1,915)
Unrealized loss on derivatives	294	846
Changes in operating assets and liabilities:
Accounts receivable	1,991	(1,315)
Prepaid expenses and other assets	(859)	(388)
Accounts payable	—	(706)
Accrued income taxes	(938)	(280)
Accrued expenses and other liabilities	(3,128)	(2,742)
Deferred revenue	5,374	7,438

Net cash provided by operating activities	17,200	17,412

Cash flows from investing activities
Purchases of property and equipment	(636)	(600)

Net cash used in investing activities	(636)	(600)

Cash flows from financing activities
Purchase of interest rate cap	—	(45)
Payments on long-term debt	(12,324)	(13,280)
Excess tax benefit on stock options	8	207
Proceeds from exercises of common stock options	27	254

Net cash used in financing activities	(12,289)	(12,864)
Effect of exchange rates on cash and cash equivalents	(335)	238

Increase in cash and cash equivalents	3,940	4,186
Cash and cash equivalents at beginning of period	31,941	19,584

Cash and cash equivalents at end of period	$35,881	$23,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

1.	Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronics (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. The Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), China Type Design Limited (“China Type Design”) and Monotype Imaging KK.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as reported in the Company’s Annual Report on Form 10-K, as amended.

The Company has performed an evaluation of subsequent events through the time of filing these financial statements with the SEC on August 3, 2009.

3.	Recently Issued Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.165, Subsequent Events, (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted SFAS 165 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements. The disclosure on our subsequent events evaluation can be found in Note 2.

Fair Value Measurements and Impairments

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board 28-1 (“FSP 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and are to be applied prospectively. We adopted FSP 107-1 and APB 28-1 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (“FSP 115-2 and FAS 124-2”), Recognition and Presentation of Other Than Temporary Impairments. FSP 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased disclosures and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and are to be applied prospectively. We adopted FSP 115-2 and FAS 124-2 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

On April 9, 2009 the FASB issued FSP FAS No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted FSP 157-4 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010 and is accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”). We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of this financial instrument at June 30, 2009 and December 31, 2008 was a liability of approximately $1.1 million and $1.3 million, respectively. The current portion of the interest rate swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. In the three and six months ended June 30, 2009, we recognized a loss of $0.2 million and $0.5 million, respectively, which has been included in loss on derivatives in the accompanying condensed consolidated statements of income. Prior to November 28, 2008, we did not have any interest rate swap contracts outstanding.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $1.1 million and a net loss of $0.2 million for the three months ended June 30, 2009 and 2008, respectively, on the intercompany note. In the six months ended June 30, 2009 and 2008, we incurred a net gain of $0.1 million and a net gain of $2.1 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million and is accounted for under the provisions of SFAS No. 133 and SFAS No. 157. The total fair value of the financial instrument at June 30, 2009 and December 31, 2008 was an asset of approximately $1.6 million and $2.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other long-term assets in the accompanying condensed consolidated balance sheets. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. For the three months ended June 30, 2009 and 2008, we incurred an aggregate fair value loss of $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2009 and 2008, we incurred an aggregate fair value loss of $0.2 million and $1.0 million, respectively, which is included in loss on derivatives in our accompanying condensed consolidated statements of income.

At June 30, 2009 and December 31, 2008, we had one interest rate cap contract outstanding with a notional amount totaling $100.0 million to limit our exposure to rising interest rates on our long term debt obligation. The contract has a fixed rate of 6.5% and expires December 31, 2010. Under the contract, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at June 30, 2009 and December 31, 2008 was approximately $16 thousand and $13 thousand, respectively, and is included in other assets in our accompanying condensed consolidated balance sheets. In the three months ended June 30, 2009 and 2008, we recognized a gain of $12 thousand and $0.1 million, respectively. In the six months ended June 30, 2009 and 2008, we recognized a gain of $3 thousand and $0.1 million, respectively. The gains have been included in loss on derivatives in our accompanying condensed consolidated statements of income.

Fair Value Measurements

On January 1, 2008 we adopted SFAS 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. On February 6, 2008, the FASB issued FSP 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. We adopted SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – currency swap, current portion	$424	—	$424	—
Derivatives – interest rate cap, long-term portion	16	—	16	—
Derivatives – currency swap, long-term portion	1,168	—	1,168	—

Total assets	$1,608	$—	$1,608	$—

Liabilities:
Derivatives – interest rate swap, current portion	$978	$—	$978	$—
Derivatives – interest rate swap, long-term portion	121	—	121	—

Total liabilities	$1,099	$—	$1,099	$—

The following describes the valuation methodologies used to determine fair value and key inputs:

Derivative instruments. We enter into derivative transactions to mitigate exposures mainly to interest rate fluctuations and foreign currency translation risk. Our derivative instruments include interest rate caps on long-term debt, currency swaps and interest rate swaps. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider. In determining the fair value, we consider our non-performance risk and that of our counterparties.

5.	Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2009			December 31, 2008
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,389	$(19,800)	$26,589	$46,331	$(17,585)	$28,746
Acquired technology	12-15	43,534	(14,264)	29,270	43,513	(12,568)	30,945
Non-compete agreements	4-6	11,633	(10,881)	752	11,620	(10,707)	913
Trademarks		26,467	—	26,467	26,412	—	26,412
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$132,423	$(44,945)	$87,478	$132,276	$(40,860)	$91,416

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and related benefits	$1,826	$4,302
Royalties	1,842	2,343
Legal and audit fees	743	979
Sales taxes	561	542
Derivative liability	978	1,009
Deferred income taxes	1,091	1,091
Restructuring	217	635
Other	1,983	1,542

Total	$9,241	$12,443

7.	Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Credit Facility—$103.0 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (3.07% at June 30, 2009), and $0.3 million at Prime plus 1.25% (4.50% at June 30, 2009) due in monthly installments of principal and interest through July 2012	$103,295	$115,607
Note payable—Other	4	16

	103,299	115,623
Less unamortized financing costs	(1,645)	(2,027)

Total debt	101,654	113,596
Less current portion	(11,239)	(17,769)

Long-term debt	$90,415	$95,827

We are subject to a maximum leverage ratio under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2009.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$18	$26	$36	$51
Interest cost	42	47	81	91

Net periodic benefit cost	$60	$73	$117	$142

9.	Income Taxes

For the three and six months ended June 30, 2009, our effective tax rate was 37.7% and 37.6%, respectively. During the three and six months ended June 30, 2009, the effective rate as compared to our statutory tax rate included a 2.0%, increase due to permanent non-deductible share based compensation expense. For the three and six months ended June 30, 2009, our effective state tax rate was 3.0% and 2.3%, respectively, net of federal benefit, which was partially offset by a one-time benefit of 2.1% and 1.0%, respectively, due to a recent change in state tax laws.

For the three and six months ended June 30, 2008, our effective tax rate was 43.5% and 44.9%, respectively. During the three and six months ended June 30, 2008, the effective rate as compared to our statutory tax rate included 1.1% and 2.7%, respectively for permanent non-deductible share based compensation expense, and 4.6% and 3.6%, respectively for non-deductible costs for income tax purposes associated with the filing of a registration statement during the second quarter of 2008.

At both June 30, 2009 and December 31, 2008, the reserve for uncertain tax positions was approximately $1.5 million.

10.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,071	$3,224	$6,361	$6,910
Net changes in:
Pension liability, net of tax of $0, $36, $0 and $80, respectively	—	54	—	119
Foreign currency translation adjustment, net of tax of $781, ($166), $189 and $878, respectively	1,333	(239)	322	1,396

Total comprehensive income	$4,404	$3,039	$6,683	$8,425

11.	Net Income Per Share

The following presents a reconciliation of the denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,565,249	34,338,180	34,546,287	34,313,756
Less: weighted-average shares of unvested restricted common stock outstanding	(235,351)	(631,158)	(253,332)	(701,881)

Weighted-average number of common shares used in computing basic net income per common share	34,329,898	33,707,022	34,292,955	33,611,875

Diluted:
Weighted-average shares of common stock outstanding	34,565,249	34,338,180	34,546,287	34,313,756
Less: weighted-average shares of unvested restricted common stock outstanding	(235,351)	(631,158)	(253,332)	(701,881)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	659,689	1,211,990	650,746	1,230,548
Weighted-average number of restricted stock, based on the treasury stock method	116,336	434,372	118,578	485,234

Weighted-average number of common shares used in computing diluted net income per common share	35,105,923	35,353,384	35,062,279	35,327,657

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	2,119,645	944,368	2,135,547	505,746

12.	Share Based Compensation

We account for share based compensation in accordance with SFAS No. 123R, Share-Based Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Marketing and selling	$470	$291	$882	$421
Research and development	389	214	554	517
General and administrative	554	428	1,087	683

Total share based compensation	$1,413	$933	$2,523	$1,621

As of June 30, 2009, the Company had $10.6 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.7 years.

13.	Restructuring

On November 10, 2008, we announced a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business.

The following presents the impact of the restructuring action on our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Marketing and selling	$—	$—
Research and development	—	—
General and administrative	42	84

Total restructuring	$42	$84

Restructuring charges incurred to date relate to severance and termination benefits. The restructuring plan was substantially complete as of December 31, 2008, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the restructuring provision (in thousands):

Personnel related
Provision at December 31, 2008	$635
Charges	42
Cash payments	(295)
Foreign currency exchange rate changes	(14)

Provision at March 31, 2009	$368
Charges	42
Cash payments	(232)
Foreign currency exchange rate changes	10

Provision at June 30, 2009	$188

Future cash expenditures related to the restructuring are expected to be approximately $0.1 million, net of tax savings.

14.	Segment Reporting

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OEM	$16,894	$20,203	$34,177	$37,963
Creative professional	5,357	8,636	11,680	18,219

Total	$22,251	$28,839	$45,857	$56,182

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S. and in the United Kingdom, Germany, Hong Kong, Korea and Japan. The following summarizes revenue by location:

	Three Months Ended June 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$7,362	33.1%	$8,545	29.6%
Asia	9,074	40.8	11,838	41.1
United Kingdom	2,331	10.5	3,116	10.8
Germany	3,484	15.6	5,340	18.5

Total	$22,251	100.0%	$28,839	100.0%

	Six Months Ended June 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$15,784	34.4%	$18,248	32.4%
Asia	18,872	41.2	21,898	39.0
United Kingdom	4,031	8.8	5,715	10.2
Germany	7,170	15.6	10,321	18.4

Total	$45,857	100.0%	$56,182	100.0%

Long-lived assets, which include property, plant and equipment and intangible assets, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2009	December 31, 2008
Long-lived assets:
United States	$73,818	$77,242
Asia	841	909
United Kingdom	66	74
Germany	14,926	15,284

Total	$89,651	$93,509

15.	Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of June 30, 2009, one customer balance accounted for 35.4% of our gross accounts receivable. As of December 31, 2008, one customer individually accounted for 19% of our gross accounts receivable. Historically, we have not recorded material losses due to customer nonpayment. No customer individually accounted for 10% or more of our total revenue in the three or six months ended June 30, 2009 or 2008.

16.	Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2009 and December 31, 2008.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$7,362	33.1%	$8,545	29.6%
Asia	9,074	40.8	11,838	41.1
United Kingdom	2,331	10.5	3,116	10.8
Germany	3,484	15.6	5,340	18.5

Total	$22,251	100.0%	$28,839	100.0%

	Six Months Ended June 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$15,784	34.4%	$18,248	32.4%
Asia	18,872	41.2	21,898	39.0
United Kingdom	4,031	8.8	5,715	10.2
Germany	7,170	15.6	10,321	18.4

Total	$45,857	100.0%	$56,182	100.0%

For the three months ended June 30, 2009 and 2008, sales by our subsidiaries located outside the United States comprised 66.9% and 70.4%, respectively, of our total revenue. For the six months ended June 30, 2009 and 2008, sales by our subsidiaries located outside the United States comprised 65.6% and 67.6%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended June 30, 2009 and 2008, our top ten licensees by revenue accounted for approximately 53.4% and 47.7% of our total revenue, respectively. For the six months ended June 30, 2009 and 2008, our top ten licensees by revenue accounted for approximately 49.6% and 45.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months or six months ended June 30, 2009 or 2008, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, for including our text imaging solutions in their products and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies and corporations.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and all other revenue recognition criteria have been met. We generally recognize custom font design services revenue upon delivery.

Restructuring

On November 10, 2008, the Company announced a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction will be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives. We do not anticipate an overall change in headcount. For the three and six months ended June 30, 2009, we recorded $42 thousand and $84 thousand, respectively, of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring plan was substantially complete at December 31, 2008, other than making deferred cash payments to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $0.1 million, net of tax savings.

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

There has been no material change in our critical accounting policies since December 31, 2008. Information about our critical accounting policies may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Results of Operations for the Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth items in the unaudited condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Revenue:
OEM	75.9%	70.1%
Creative professional	24.1	29.9

Total revenue	100.0	100.0
Cost of revenue	6.5	7.1
Cost of revenue—amortization of acquired technology	3.8	3.0
Marketing and selling	24.8	21.5
Research and development	15.6	12.8
General and administrative	15.5	18.6
Amortization of other intangible assets	5.3	6.6

Total costs and expenses	71.5	69.6

Income from operations	28.5	30.4
Interest expense, net	4.5	6.5
(Gain) loss on foreign exchange	(3.4)	0.8
Loss on derivatives	5.1	3.3

	Three Months Ended June 30,
	2009	2008
Other expense, net	0.1	—

Total other expenses	6.3	10.6
Income before provision for income taxes	22.2	19.8
Provision for income taxes	8.4	8.6

Net income	13.8%	11.2%

The following discussion compares the three months ended June 30, 2009 with the three months ended June 30, 2008.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Decrease
	2009	2008
OEM	$16,894	$20,203	$(3,309)
Creative professional	5,357	8,636	(3,279)

Total revenue	$22,251	$28,839	$(6,588)

Revenue

Revenue was $22.3 million and $28.8 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $6.5 million, or 22.8%. OEM revenue was $16.9 million and $20.2 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $3.3 million, or 16.4%. Printer imaging revenue and display imaging revenue declined $3.6 million in the three months ended June 30, 2009, as compared to the same period in 2008, the result of a decrease in royalty revenue from reduced sales volume by our OEM customers, which we attribute directly to the current economic downturn. This was partially offset by an increase in driver revenue of $0.3 million, mainly due to an increase in royalties related to the expansion of shipments of new products by one of our OEM customers.

Creative professional revenue was $5.4 million and $8.6 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $3.3 million, or 38.0%. Creative professional revenue was down across all channels, specifically in direct, indirect, web and custom, as compared to the same period in 2008. Direct and indirect revenue declined $2.0 million. Web revenue from our corporate and individuals customers and custom font revenue from our corporate customers decreased $1.2 million in the three months ended June 30, 2009, as compared to the same period in 2008. We attribute the declines we have experienced in our creative professional revenue in the three months ended June 30, 2009, as compared to the same period in 2008, to the current economic downturn, as discretionary spending has been reduced by our customers.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $1.4 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 6.5% and 7.1% in the three months ended June 30, 2009 and 2008, respectively. The decrease in cost of revenue in dollars was mainly due to decreased revenue. The decrease as a percentage of revenue was a result of a change in product mix. For the three months ended June 30, 2009, OEM revenue, which typically has a lower associated cost than our creative professional revenue, represented 75.9% of our total revenue as compared to 70.1% in the same period in 2008.

The portion of cost of revenue consisting of amortization of acquired technology was $0.8 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $5.5 million and $6.2 million in the three months ended June 30, 2009 and 2008, respectively, a decrease of $0.7 million, or 10.9% primarily the result of our restructuring plan and reductions in discretionary spending. Decreased personnel costs and a reduction in travel related expenses contributed $0.4 million to the decrease. Part of the reduction in personnel expenses was due to a lower sales volume and earnings, which affects variable compensation, and the remainder was attributed to our restructuring plan announced during the fourth quarter of 2008. Recoveries made on our doubtful accounts contributed $0.2 million to the overall decrease, which is not expected to recur. Further declines in discretionary spending across other areas, partially offset by increased share based compensation expense, contributed $0.1 million to the overall decrease in marketing and selling expense in the three months ended June 30, 2009, as compared to the same period in 2008.

Research and Development. Research and development expense was $3.5 million and $3.7 million in the three months ended June 30, 2009 and 2008, respectively, a decrease of $0.2 million, or 6.0% primarily the result of a reduction in variable compensation based on reduced earnings results.

General and Administrative. General and administrative expense was $3.5 million and $5.4 million in the three months ended June 30, 2009 and 2008, respectively, a decrease of $1.9 million, or 35.6%. In the three months ended June 30, 2008, $0.7 million of costs incurred were associated with the filing of a registration statement with the Securities and Exchange Commission (“SEC”). There were no similar charges in the same period in 2009. Personnel costs decreased $0.3 million in the three months ended June 30, 2009, as compared to the same period in 2008, the result of a decline in variable compensation and the restructuring plan announced in the fall of 2008. Reductions in legal and professional service expenses contributed $0.6 million to the overall decrease in general and administrative expenses in the three months ended June 30, 2009, as compared to the same period in 2008. A reduction in Sarbanes-Oxley related expense of $0.3 million period-over-period, the result of less reliance on external assistance in this area, contributed to the overall decrease.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $0.7 million or 38.3%, to $1.2 million for the three months ended June 30, 2009, as compared to $1.9 million for the three months ended June 30, 2008. Certain non-compete agreements entered into in connection with our acquisition from Agfa Corporation in 2004 became fully amortized during the fourth quarter of 2008, and as a result, we expect quarterly amortization of other intangible assets to remain at approximately $1.2 million going forward.

Interest Expense, Net

Interest expense, net of interest income decreased $0.9 million, or 46.6%, to $1.0 million for the three months ended June 30, 2009, as compared to $1.9 million for the three months ended June 30, 2008. The decrease is the result of lower total debt outstanding in the second quarter of 2009 as compared to the same period in 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2009 was $101.7 million, as compared to $118.5 million at June 30, 2008. At June 30, 2009, the blended interest rate of borrowings under our Amended and Restated Credit Agreement was 3.1%, as compared to a blended rate of 5.2% at June 30, 2008.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.7 million and a loss of $0.2 million in the three months ended June 30, 2009 and 2008, respectively, an increase of $0.9 million primarily due to a gain on our Euro denominated intercompany note.

Loss on Derivatives

Loss on derivatives was $1.1 million and $0.9 million in the three months ended June 30, 2009 and 2008, respectively, an increase of $0.2 million. The increase in the loss on derivatives in the three months ended June 30, 2009 was the result of our interest rate swap contract. We entered into this contract during the fourth quarter of 2008 to mitigate exposure to interest rate fluctuations on our long term debt obligation.

Provision for Income Taxes

For the three months ended June 30, 2009 and 2008, our effective tax rate was 37.7% and 43.5%, respectively. During the three months ended June 30, 2009, the effective rate included a 2.0% increase due to permanent non-deductible share based compensation expense. For the three months ended June 30, 2009 our effective state tax rate was 3.0%, net of federal benefit, which was partially offset by a one-time benefit of 2.1%, due to a recent change in state tax laws. During the three months ended June 30, 2008, the effective rate includes 1.1% for permanent non-deductible share based compensation expense, and 4.6% for non-deductible costs associated with a registration statement filed with the SEC during the second quarter of 2008, which did not recur in the same period in 2009.

Results of Operations for the Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth items in the unaudited condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Revenue:
OEM	74.5%	67.6%
Creative professional	25.5	32.4

Total revenue	100.0	100.0
Cost of revenue	7.0	8.5
Cost of revenue—amortization of acquired technology	3.7	3.0
Marketing and selling	25.0	20.7
Research and development	14.9	14.1
General and administrative	15.8	18.8
Amortization of other intangible assets	5.1	6.6

Total costs and expenses	71.5	71.7

Income from operations	28.5	28.3
Interest expense, net	4.8	7.8
Loss (gain) on foreign exchange	—	(3.5)
Loss on derivatives	1.5	1.7
Other expense (income), net	—	—

Total other expenses	6.3	6.0
Income before provision for income taxes	22.2	22.3
Provision for income taxes	8.3	10.0

Net income	13.9%	12.3%

The following discussion compares the six months ended June 30, 2009 with the six months ended June 30, 2008.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Decrease
	2009	2008
OEM	$34,177	$37,963	$(3,786)
Creative professional	11,680	18,219	(6,539)

Total revenue	$45,857	$56,182	$(10,325)

Revenue

Total revenue decreased $10.3 million, or 18.4%, to $45.9 million in the six months ended June 30, 2009 from $56.2 million in the six months ended June 30, 2008. OEM revenue was $34.2 million and $38.0 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $3.8 million, or 10.0%, was mainly the result of a decrease in printer imaging revenue. Printer imaging revenue and display imaging revenue declined $4.2 million in the six months ended June 30, 2009, as compared to the same period in 2008, the result of a decrease in royalty revenue from reduced sales volume by our OEM customers. This was partially offset by an increase in driver revenue of $0.4 million. The increase in driver revenue was mainly due to an increase in royalties related to the expansion of shipments of new products by one of our OEM customers.

Creative professional revenue decreased $6.5 million, or 35.9%, to $11.7 million for the six months ended June 30, 2009, as compared to $18.2 million for the six months ended June 30, 2008. In the first half of 2009, creative professional revenue was down across all channels; specifically in direct, indirect, web and custom, as compared to the same period in 2008. The six months ended June 30, 2008 was a strong period for creative professional revenue and was highlighted by several large direct revenue contracts, which did not repeat in the same period in 2009. Together these contracts accounted for $0.9 million of the overall period-over-period decline in creative professional revenue. The decline in indirect revenue and the remainder of the decline in direct revenue was $4.1 million, period-over-period. We believe these declines are attributable to the current economic downturn. Web and custom revenue contributed $2.2 million to the overall decrease in creative professional revenue in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, as discretionary spending had been reduced by our customers.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $3.2 million and $4.8 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $1.6 million, or 32.7%. As a percentage of total revenue, cost of revenue excluding amortization was 7.0% and 8.5% in the six months ended June 30, 2009 and 2008, respectively. The decrease in cost of revenue in dollars was partially the result of a lower sales volume and the decrease as a percentage of revenue was due to product mix. OEM revenue represented 74.5% of our total revenue in the three months ended June 30, 2009 as compared to 67.6% in the same period in 2008. The higher percentage of OEM revenue contributed to the decline in cost of revenue, as OEM revenue typically has a lower associated cost than our creative professional revenue.

Amortization of acquired technology remained unchanged at $1.7 million for the six months ended June 30, 2009 and 2008.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $11.5 million and $11.6 million in the six months ended June 30, 2009 and 2008, respectively, a decrease of $0.1 million, or 1.0%. A decrease in advertising and marketing program spending contributed $0.3 million to the overall decrease as discretionary spending declined. A decrease in personnel expenses of $0.2 million contributed to the decrease in marketing and selling expenses in the six months ended June 30, 2009, as compared to the same period in 2008, partially the result of lower variable compensation due to a lower sales volume and partially the result of our restructuring plan announced in November 2008. Decreased travel related expenses contributed $0.1 million to the overall decline, period-over-period. This decrease was partially offset by an increase in share based compensation expense. Share based compensation expense increased $0.5 million in the first half of 2009, as compared to the same period in 2008, the result of an increase in the number of awards granted.

Research and Development. Research and development expense decreased $1.1 million, or 14.3%, to $6.8 million in the six months ended June 30, 2009, as compared to $8.0 million in the six months ended June 30, 2008 primarily due to a decrease in personnel expenses. Personnel related expenses decreased $1.1 million in the first half of 2009, as compared to the same period in 2008, a result of a reduction in variable compensation and a shift in the primary focus of several employees to presale customer support and web site development from product development related activities.

General and Administrative. General and administrative expense decreased $3.3 million, or 31.4%, to $7.2 million in the six months ended June 30, 2009, as compared to $10.5 million in the six months ended June 30, 2008. Costs associated with the filing of a registration statement with the SEC in the first half of 2008 accounted for $1.1 million of the decrease, as there were no similar charges in the same period in 2009. A decline in legal and professional service expenses contributed $1.3 million to the overall decrease. Decreased personnel related expenses contributed $0.6 million to the decrease, the result of a decrease in variable compensation due to lower earnings. Decreased Sarbanes-Oxley related expense as a result of reduced reliance on external assistance, contributed $0.3 million to the overall decrease. A decline in discretionary spending in other areas contributed $0.3 million to the decrease. Share based compensation expense increased $0.4 million in the first half of 2009, as compared to the same period in 2008, the result of an increase in the number of awards granted.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.4 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $1.4 million, or 36.7%. Certain non-compete agreements entered into in connection with our acquisition from Agfa Corporation in 2004 became fully amortized during the fourth quarter of 2008, and as a result, we expect quarterly amortization of other intangible assets to remain at approximately $1.2 million going forward.

Interest Expense, Net

Interest expense, net of interest income decreased $2.2 million, or 50.5%, to $2.2 million for the six months ended June 30, 2009, as compared to $4.4 million for the six months ended June 30, 2008. The decrease is the result of lower total debt outstanding in the first half of 2009 as compared to the same period in 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing and debt discounts at June 30, 2009 was $101.7 million as compared to $118.5 million at June 30, 2008. At June 30, 2009, the blended interest rate of borrowings under our Amended and Restated Credit Facility was 3.1% as compared to a blended rate of 5.2% at June 30, 2008.

(Gain) Loss on Foreign Exchange

Gain on foreign exchange was $5 thousand and $2.0 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately $2.0 million, primarily due to our Euro denominated intercompany note. For the six months ended June 30, 2008, we recorded a gain of $2.1 million on the note compared to a gain of $80 thousand for the six months ended June 30, 2009.

Loss on Derivatives

Loss on derivatives was $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $0.3 million. In the first half of 2008 the loss related to our currency swap contract, which was entered into during the second quarter of 2008 to mitigate exposure on our Euro denominated intercompany note. In the first half of 2009, $0.5 million of the loss relates to our interest rate swap contract and the remaining $0.2 million, relates to our currency swap contract.

Provision for Income Taxes

For the six months ended June 30, 2009 and 2008, our effective tax rate was 37.6% and 44.9%, respectively. Our effective tax rate decreased 3.6% in the six months ended June 30, 2009 due to non-deductible expenses associated with the filing of a registration statement during the second quarter of 2008, which did not recur. The effective rate decreased 0.7% from 2.7% at June 30, 2008 to 2.0% at June 30, 2009 for share based compensation and our effective state tax rate, net of federal benefit, decreased 0.6% from 2.9% at June 30, 2008 to 2.3% at June 30, 2009. The effective tax rate in the first half of 2009 included a benefit of 0.5% related to the research and development tax credit which did not occur in the second quarter of 2008 as the credit had not yet been extended. In addition there is a one-time benefit of 1.0% during the first six months of 2009 for a change in recent state tax laws.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2009 and 2008

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $35.9 million and a $20.0 million revolving line-of-credit which was undrawn at June 30, 2009 and December 31, 2008. However, availability under the line-of-credit was reduced by approximately $4.0 million at both June 30, 2009 and December 31, 2008 as a result of our cross-currency swap. In March 2009, we made a mandatory prepayment of $7.4 million under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all, especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$17,200	$17,412
Net cash used in investing activities	(636)	(600)
Net cash used in financing activities	(12,289)	(12,864)
Effect of exchange rates on cash and cash equivalents	(335)	238

Total increase in cash and cash equivalents	$3,940	$4,186

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

We generated $17.2 million in cash from operations during the six months ended June 30, 2009. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and loss on derivatives, generated $14.8 million in cash. Deferred revenue provided $5.4 million in cash, resulting primarily from the receipt of two large royalty prepayments. Accounts receivable provided $2.0 million in cash. Our accounts receivable balance at December 31, 2008 contained a few large customer balances due to the timing of billings which we have since collected. These were partially offset by increases in prepaid expenses and other assets, and decreases in accrued income taxes and accrued expenses and other liabilities using approximately $4.9 million in cash.

We generated $17.4 million in cash from operations during the six months ended June 30, 2008. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and loss on derivatives, generated $15.4 million in cash. Deferred revenue provided $7.4 million in cash, resulting primarily from the receipt of two large royalty prepayments. These were partially offset by increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable, accrued income taxes and accrued expenses and other liabilities using $5.4 million in cash. Accounts payable decreased due to certain large vendor balances at December 31, 2007 that have since been paid, and accrued expenses decreased primarily due to the payment of annual bonuses that were accrued at December 31, 2007.

Investing Activities

In both the six months ended June 30, 2009 and 2008, cash used in investing activities was $0.6 million, which consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2009, was $12.3 million which primarily consisted of payments on long-term debt. Cash used in financing activities for the six months ended June 30, 2008 was $12.9 million. Payments on long-term debt used $13.3 million in cash, offset by $0.3 million in cash received from stock option exercises and $0.2 million related to the excess tax benefit on stock options for the six months ended June 30, 2008.

Credit Facilities

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined in the agreement, which must be paid within five days of the delivery of our audited financial statements.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of June 30, 2009, the blended interest rate on the First Lien Credit Facility was 3.1%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of June 30, 2009, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 2.39:1.00. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,071	$3,224	$6,361	$6,910
Provision for income taxes	1,861	2,486	3,831	5,625
Interest expense, net	1,003	1,879	2,174	4,391
Depreciation and amortization	2,321	3,076	4,609	6,016

EBITDA	$8,256	$10,665	$16,975	$22,942
Share based compensation	1,413	933	2,523	1,621

Adjusted EBITDA(1)	$9,669	$11,598	$19,498	$24,563

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

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2009.

Recently Issued Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.165, Subsequent Events, (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted SFAS 165 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements. The disclosure on our subsequent events evaluation can be found in Note 2.

Fair Value Measurements and Impairments

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board 28-1 (“FSP 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and are to be applied prospectively. We adopted FSP 107-1 and APB 28-1 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (“FSP 115-2 and FAS 124-2”), Recognition and Presentation of Other Than Temporary Impairments. FSP 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased disclosures and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted FSP 115-2 and FAS 124-2 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

On April 9, 2009 the FASB issued FSP FAS No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted FSP 157-4 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements. Our derivative disclosure can be found in Note 4 to our condensed consolidated financial statements.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 in accordance with the provisions of FSP 157-2 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. We adopted SFAS 157 for nonfinancial assets and liabilities on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements. Details of our assets and liabilities measured at fair value on a recurring basis are found in Note 4 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $10.8 million at both June 30, 2009 and December 31, 2008, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2009, one customer individually accounted for 35.4% of our gross accounts receivable. As of December 31, 2008, one customer accounted for 19% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2009 and 2008, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2009, the blended rate of interest on our outstanding debt was 3.07%. For each one percent increase in interest rates our interest expense would increase by $1.0 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010. The total fair value of the financial instrument at June 30, 2009, and December 31, 2008, was a liability of approximately $1.1 million and $1.3 million, respectively. In the three and six months ended June 30, 2009, we recognized a loss of $0.2 million and $0.5 million, respectively, which has been included in loss on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold these contracts to maturity.

We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At June 30, 2009 and December 31, 2008, we had one interest rate cap contract outstanding totaling $100.0 million. The contract has a fixed interest rate of 6.5% and expires in December 2010. The notional amount decreased $10.0 million in the second quarter of 2009, with other additional reductions scheduled until it reaches a notional amount of $75.0 million at maturity, to approximate the outstanding balance on our debt over the same period of time. Under this contract, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at June 30, 2009, and December 31, 2008, was approximately $16 thousand and $13 thousand, respectively. In the three months ended June 30, 2009 and 2008, we recognized a gain of $12 thousand and $0.1 million, respectively and in the six months ended June 30, 2009 and 2008, we recognized a gain of $3 thousand and $0.1 million, respectively, which have been included in loss on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2009 and December 31, 2008 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At June 30, 2009, the note balance was approximately $19.6 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $2.0 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the three months ended June 30, 2009 and 2008, we incurred a loss of $0.9 million and a loss of $1.0 million, respectively. For the six months ended June 30, 2009 and 2008, we incurred a loss of $0.2 million and $1.0 million, respectively, on the currency swap contract. The losses on the currency swap are included in loss on derivatives in the accompanying condensed consolidated statements of income.

Prior to May 7, 2008, this note was an unhedged position. (Gains) and losses on the intercompany note are included in (gain) loss on foreign exchange in the accompanying condensed statements of income, and were a net gain of $1.1 million and a net loss of $0.2 million for the three months ended June 30, 2009 and 2008, respectively. In the six months ended June 30, 2009 and 2008, we incurred a net gain of $0.1 million and a net gain of $2.1 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009(1)	9,322	$0.00	—	—
May 1, 2009 to May 31, 2009	—	—	—	—
June 1, 2009 to June 30, 2009	—	—	—	—

Total	9,322	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Grant Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held its annual meeting of stockholders. For more information on the following proposal, see the Company’s definitive management proxy circular filed with the SEC on April 6, 2009.

The stockholders elected A. Bruce Johnston and Pamela F. Lenehan to serve on the Board of Directors until the annual meeting of stockholders to be held in 2012. The tabulation of votes with respect to the election of such directors is as follows:

Election of Class II Directors:	Votes For	Votes Withheld	Abstain
A. Bruce Johnston	30,812,373	926,133	—
Pamela F. Lenehan	31,382,019	356,487	—

Following the meeting, the Company’s Board of Directors consisted of Robert M. Givens (Chairman), Douglas J. Shaw, A. Bruce Johnston, Roger J. Heinen Jr., Pamela F. Lenehan, Peter J. Simone and Robert L. Lentz.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: August 3, 2009	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2009	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
10.1	Lease, dated as of May 13, 2009, between Wing Fat Tabacco Company Limited and China Type Design Limited

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.