Form 10-Q
period 2009-09-30
Monotype Imaging Holdings Inc.
filed 2009-11-04
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2009 was 34,656,356.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$38,732	$31,941
Accounts receivable, net of allowance for doubtful accounts of $151 at September 30, 2009 and $236 at December 31, 2008	4,665	6,010
Deferred income taxes	1,159	1,637
Prepaid expense and other current assets	1,746	1,603

Total current assets	46,302	41,191
Property and equipment, net	2,097	2,093
Goodwill	141,250	138,898
Intangible assets, net	86,017	91,416
Other assets	3,801	3,823

Total assets	$279,467	$277,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,207	$646
Accrued expenses and other current liabilities	9,084	12,443
Accrued income taxes	100	1,700
Deferred revenue	8,350	5,669
Current portion of long-term debt	12,156	17,769

Total current liabilities	30,897	38,227
Long-term debt, less current portion	87,077	95,827
Other long-term liabilities	756	1,064
Deferred income taxes	20,119	17,165
Reserve for income taxes, net of current portion	1,622	1,343
Accrued pension benefits	3,303	2,959
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 34,639,846 at September 30, 2009 and 34,512,692 at December 31, 2008.	35	35
Additional paid-in capital	146,847	142,676
Treasury stock, at cost, 95,516 shares at September 30, 2009 and 86,194 shares at December 31, 2008	(86)	(86)
Accumulated deficit	(14,065)	(23,445)
Accumulated other comprehensive income	2,962	1,656

Total stockholders’ equity	135,693	120,836

Total liabilities and stockholders’ equity	$279,467	$277,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$23,032	$27,310	$68,889	$83,492
Costs and expenses:
Cost of revenue	1,788	2,640	4,991	7,399
Cost of revenue—amortization of acquired technology	847	848	2,535	2,548
Marketing and selling	5,795	5,585	17,287	17,196
Research and development	3,350	3,417	10,184	11,390
General and administrative	3,565	4,813	10,797	15,350
Amortization of other intangible assets	1,190	1,821	3,547	5,542

Total costs and expenses	16,535	19,124	49,341	59,425
Income from operations	6,497	8,186	19,548	24,067
Other (income) expense:
Interest expense	1,009	1,868	3,243	6,344
Interest income	—	(25)	(60)	(110)
(Gain) loss on foreign exchange	(688)	2,732	(693)	737
Loss (gain) on derivatives	1,073	(2,525)	1,777	(1,564)
Other expense, net	21	99	7	88

Total other expense	1,415	2,149	4,274	5,495
Income before provision for income taxes	5,082	6,037	15,274	18,572
Provision for income taxes	2,063	1,644	5,894	7,269

Net income	$3,019	$4,393	$9,380	$11,303

Net income available to common shareholders	$3,001	$4,330	$9,315	$11,095

Net income per common share:
Basic	$0.09	$0.13	$0.27	$0.33
Diluted	$0.09	$0.12	$0.27	$0.32
Weighted average number of shares:
Basic	34,403,363	33,922,792	34,330,162	33,716,271
Diluted	35,430,772	35,366,817	35,185,514	35,375,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$9,380	$11,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,949	8,948
Amortization of deferred financing costs	544	597
Loss on retirement of fixed assets	20	111
Share based compensation	3,904	2,741
Excess tax benefit on stock options	(55)	(202)
Provision for doubtful accounts	(92)	170
Deferred income taxes	873	1,939
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(676)	1,027
Unrealized loss (gain) on derivatives	1,010	(1,731)
Changes in operating assets and liabilities:
Accounts receivable	1,614	(1,467)
Prepaid expenses and other assets	(54)	(36)
Accounts payable	551	(843)
Accrued income taxes	(839)	645
Accrued expenses and other liabilities	(3,226)	(2,130)
Deferred revenue	2,444	3,484

Net cash provided by operating activities	22,347	24,556

Cash flows from investing activities
Purchases of property and equipment	(834)	(935)

Net cash used in investing activities	(834)	(935)

Cash flows from financing activities
Purchase of interest rate cap	—	(45)
Payments on long-term debt	(14,907)	(15,930)
Excess tax benefit on stock options	55	202
Proceeds from exercises of common stock options	77	605

Net cash used in financing activities	(14,775)	(15,168)
Effect of exchange rates on cash and cash equivalents	53	(65)

Increase in cash and cash equivalents	6,791	8,388
Cash and cash equivalents at beginning of period	31,941	19,584

Cash and cash equivalents at end of period	$38,732	$27,972

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The Company has performed an evaluation of subsequent events through the time of filing these financial statements with the SEC on November 4, 2009. See Note 17 for details on subsequent events that have occurred since our balance sheet date of September 30, 2009.

3. Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) approved for issuance Accounting Standards Codification (“ASC”) Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Earnings Per Share

On July 1, 2009, the Company adopted the updated provisions issued by the FASB within ASC 260-10-45-61A for earnings per share. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The Company’s unvested

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the new provisions. The Company retrospectively adopted the provisions within ASC 260-10-45-61A on January 1, 2009 and adoption did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events, (“ASC 855”). ASC 855 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. ASC 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted ASC 855 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements. The disclosure on our subsequent events evaluation can be found in Note 2.

Fair Value Measurements and Impairments

On April 9, 2009, the FASB issued ASC Topic No. 825, Financial Instruments, (“ASC 825”). This ASC topic requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted ASC 825 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

On April 9, 2009 the FASB issued ASC 820-10-65-4, Fair Value Measurements and Disclosures transition guidance, (“ASC 820”). ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. ASC 820 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted ASC 820 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC Topic No. 815, Derivatives and Hedging, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted ASC 815 on January 1, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements. Our derivative disclosure can be found in Note 4.

Business Combinations

In December 2007, the FASB issued ASC Topic No. 805, Business Combinations (“ASC 805”). ASC 805 is effective for fiscal years beginning on or after December 15, 2008, and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. Additionally, ASC 805 changed previous guidance, in part, as follows: (1) contingent consideration arrangements are fair valued at the acquisition date and

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

included on that basis in the purchase price consideration; (2) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, (“ASC 420”) would have to be met at the acquisition date. We adopted ASC 805 on January 1, 2009. There was no impact to our condensed consolidated financial statements on the accounting for acquisitions completed by December 31, 2008, but future reversals of the valuation allowance on certain deferred income tax assets recorded in purchase accounting will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill. Further, this statement will affect the way we account for any future business combinations.

4. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of this financial instrument at September 30, 2009 and December 31, 2008 was a liability of approximately $1.0 million and $1.3 million, respectively. The current portion of the interest rate swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. In the three and nine months ended September 30, 2009, we recognized losses of $0.2 million and $0.7 million, respectively, which has been included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income. Prior to November 28, 2008, we did not have any interest rate swap contracts outstanding.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $0.8 million and a net loss of $3.0 million for the three months ended September 30, 2009 and 2008, respectively, on the intercompany note. In the nine months ended September 30, 2009 and 2008, we incurred a net gain of $0.9 million and a net loss of $0.8 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. The total fair value of the financial instrument at September 30, 2009 and December 31, 2008 was an asset of approximately $0.8 million and an asset of $2.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other long-term assets in the accompanying condensed consolidated balance sheets. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. For the three months ended September 30, 2009 and 2008, we incurred an aggregate fair value loss of $0.9 million and a gain of $2.6 million, respectively. For the nine months ended September 30, 2009 and 2008, we incurred an aggregate fair value loss of $1.0 million and a gain of $1.5 million, respectively, which is included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income.

At September 30, 2009 and December 31, 2008, we had one interest rate cap contract outstanding with a notional amount totaling $100.0 million to limit our exposure to rising interest rates on our long term debt obligation. The contract has a fixed rate of 6.5% and expires December 31, 2010. Under the contract, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of the financial instrument at September 30, 2009 and December 31, 2008 was approximately $14 thousand and $13 thousand, respectively, and is included in other assets in our accompanying condensed consolidated balance sheets. In the three months ended September 30, 2009 and 2008, we recognized losses of $2 thousand and $36 thousand, respectively. In the nine months ended September 30, 2009 and 2008, we recognized gains of $2 thousand and $48 thousand, respectively. These losses and gains have been included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income.

Fair Value Measurements

On January 1, 2008 we adopted ASC 820, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosures about the use of fair value measurements. The FASB delayed the effective date of ASC 820 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 was effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007. We elected a partial deferral of ASC 820 related to the measurement of fair value when evaluating goodwill, other intangible assets and other long-lived assets for impairment. We adopted ASC 820 for nonfinancial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – currency swap, current portion	$192	$—	$192	$—
Derivatives – interest rate cap, long-term	14	—	14	—
Derivatives – currency swap, long-term portion	603	—	603	—

Total assets	$809	$—	$809	$—

Liabilities:
Derivatives – interest rate swap, current portion	$936	$—	$936	$—
Derivatives – interest rate swap, long-term portion	78	—	78	—

Total liabilities	$1,014	$—	$1,014	$—

The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

5. Intangible Assets

Intangible assets are as follows (dollar amounts in thousands):

	Life (Years)	September 30, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10-15	$46,657	$(20,960)	$25,697	$46,331	$(17,585)	$28,746
Acquired technology	12-15	43,635	(15,131)	28,504	43,513	(12,568)	30,945
Non-compete agreements	4-6	11,693	(11,004)	689	11,620	(10,707)	913
Trademarks		26,727	—	26,727	26,412	—	26,412
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$133,112	$(47,095)	$86,017	$132,276	$(40,860)	$91,416

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and related benefits	$2,324	$4,302
Royalties	1,840	2,343
Legal and audit fees	702	979
Sales taxes	537	542
Derivative liability	936	1,009
Deferred income taxes	1,091	1,091
Restructuring	194	635
Other	1,460	1,542

Total	$9,084	$12,443

7. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Credit Facility—$100.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (3.01% at September 30, 2009), and $0.2 million at Prime plus 1.25% (4.50% at September 30, 2009) due in monthly installments of principal and interest through July 2012	$100,716	$115,607
Note payable—Other	—	16

	100,716	115,623
Less unamortized financing costs	(1,483)	(2,027)

Total debt	99,233	113,596
Less current portion	(12,156)	(17,769)

Long-term debt	$87,077	$95,827

We are subject to a maximum leverage ratio under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2009.

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$20	$24	$56	$75
Interest cost	43	42	124	133

Net periodic benefit cost	$63	$66	$180	$208

9. Income Taxes

For the three and nine months ended September 30, 2009, our effective tax rate was 40.6% and 38.6%, respectively. During the three and nine months ended September 30, 2009 the effective rate, as compared to the Company’s statutory tax rate, included a 2.4% and 2.2%, respectively, increase due to non-deductible share based compensation expense. In connection with the preparation of its federal, state and foreign tax returns during the three month ended September 30, 2009, the Company adjusted the amount of the foreign tax credit reported on its federal tax return from previous estimates. The actual amount of foreign tax credit claimed was $300 thousand lower than previously estimated, which resulted in a 5.7% and 1.9% increase to its effective tax rate for the three and nine months ended September 30, 2009, respectively. The decrease in the U.S. foreign tax credit related to decreases in taxes paid in Germany. However, the decrease in current German taxes will give rise to future deferred tax liabilities in Germany. Although these future deferred tax liabilities may give rise to future foreign tax credits, the Company has provided a valuation allowance on this deferred tax asset. Other items in the three and nine months ended September 30, 2009, such as research and development credits, changes in state tax rates and change in tax reserves collectively provided a decrease to the effective tax rate of 2.4% and 0.9%, respectively.

For the three and nine months ended September 30, 2008, our effective tax rate was 27.2% and 39.1%, respectively. During the three and nine months ended September 30, 2008, the effective rate included 0.8% and 2.1%, respectively for permanent non-deductible share based compensation expense, and (9.8%) and (3.2%), respectively for a change in its effective state tax rate. During the three months ended September 30, 2008, the Company revised its effective state tax rate to 3.0% rather than the 6.2% rate utilized in previous periods.

In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 did not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $662 thousand and $527 thousand, and a corresponding reduction to its deferred income tax liabilities, in the three and nine months ended September 30, 2008, respectively, to correct this error.

At September 30, 2009 the reserve for uncertain tax positions was approximately $1.7 million and at December 31, 2008, the reserve for uncertain tax positions was approximately $1.5 million.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

10. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,019	$4,393	$9,380	$11,303
Net changes in:
Pension liability, net of tax of $0, ($31), $0 and $49, respectively	—	(46)	—	73
Foreign currency translation adjustment, net of tax of $576, ($1,553), $765 and ($675), respectively	984	(2,333)	1,306	(937)

Total comprehensive income	$4,003	$2,014	$10,686	$10,439

11. Net Income Per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividend at the same rate as common stock. In accordance with ASC Topic No. 260, Earnings Per Share, (“ASC 260”), diluted net income per share is calculated using the more dilutive of the following two approaches:

1.	Assume exercise of stock options and vesting of restricted stock using the treasury stock method.

2.	Assume exercise of stock options using the treasury stock method, but assume participating securities (unvested restricted stock) are not vested and allocate earnings to common shares and participating securities using the two-class method.

For all periods presented the treasury stock method was used in the computation as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
Numerator:
Net income, as reported	$3,019	$4,393	$9,380	$11,303
Less: net income attributable to participating securities	(18)	(63)	(65)	(208)

Net income available to common shareholders – basic	$3,001	$4,330	$9,315	$11,095

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,608,382	34,422,486	34,567,213	34,350,264
Less: weighted-average shares of unvested restricted common stock outstanding	(205,019)	(499,694)	(237,051)	(633,993)

Weighted-average number of common shares used in computing basic net income per common share	34,403,363	33,922,792	34,330,162	33,716,271

Net income (loss) per share applicable to common shareholders – basic	$0.09	$0.13	$0.27	$0.33

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
Diluted:
Weighted-average shares of common stock outstanding	34,608,382	34,422,486	34,567,213	34,350,000
Less: weighted-average shares of unvested restricted common stock outstanding	(205,019)	(499,694)	(237,051)	(634,485)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	915,536	1,074,999	739,009	1,177,689
Weighted-average number of restricted stock outstanding	111,873	369,026	116,343	482,215

Weighted-average number of common shares used in computing diluted net income per common share	35,430,772	35,366,817	35,185,514	35,375,419

(1)	As adjusted as noted above and due to the implementation of ASC 260-10-45-61A.

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options	1,239,769	1,031,383	1,836,954	681,108

The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

12. Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation - Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Marketing and selling	$466	$362	$1,348	$783
Research and development	354	179	908	696
General and administrative	561	579	1,648	1,262

Total share based compensation	$1,381	$1,120	$3,904	$2,741

As of September 30, 2009, the Company had $9.7 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.5 years.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

13. Restructuring

On November 10, 2008, we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was substantially complete as of December 31, 2008, other than the payment of deferred termination benefits to certain terminated employees. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009, in advance of finalizing the plan. Details of this plan are described in Note 17, Subsequent Events.

The following presents the impact of the restructuring actions on our condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Marketing and selling	$52	$52
Research and development	—	—
General and administrative	—	84

Total restructuring	$52	$136

Restructuring charges incurred to date consist of severance and termination benefits.

The following presents the restructuring provision (in thousands):

Personnel related
Provision at December 31, 2008	$635
Charges	42
Cash payments	(295)
Foreign currency exchange rate changes	(14)

Provision at March 31, 2009	$368
Charges	42
Cash payments	(232)
Foreign currency exchange rate changes	10

Provision at June 30, 2009	$188
Charges	52
Cash payments	(48)
Foreign currency exchange rate changes	2

Provision at September 30, 2009	$194

Future cash expenditures related to the restructuring are expected to be approximately $0.1 million, net of tax savings.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OEM	$16,329	$19,774	$50,506	$57,737
Creative professional	6,703	7,536	18,383	25,755

Total	$23,032	$27,310	$68,889	$83,492

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Asia, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S., the United Kingdom, Germany, Hong Kong, Korea and Japan. The following summarizes revenue by location:

	Three Months Ended September 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$7,249	31.5%	$8,735	32.0%
Asia	8,015	34.8	10,241	37.5
United Kingdom	3,366	14.6	3,237	11.8
Germany	4,402	19.1	5,097	18.7

Total	$23,032	100.0%	$27,310	100.0%

	Nine Months Ended September 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$23,033	33.4%	$26,983	32.3%
Asia	26,887	39.1	32,139	38.5
United Kingdom	7,397	10.7	8,951	10.7
Germany	11,572	16.8	15,419	18.5

Total	$68,889	100.0%	$83,492	100.0%

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Long-lived assets, which include property and equipment and intangibles, but exclude other assets, goodwill, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2009	December 31, 2008
Long-lived assets:
United States	$72,095	$77,242
Asia	811	909
United Kingdom	67	74
Germany	15,141	15,284

Total	$88,114	$93,509

15. Concentration of Credit Risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of September 30, 2009, one customer balance accounted for 12% of gross accounts receivable and a different customer accounted for 27% of gross accounts receivable. Together these two customers accounted for 39% of our gross accounts receivable at September 30, 2009, due to timing of billings. As of December 31, 2008, one customer individually accounted for 19% of our gross accounts receivable. Historically, we have not recorded material losses due to customer nonpayment. No customer individually accounted for more than 10% of our total revenue in the three or nine months ended September 30, 2009 or 2008.

16. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2009 and December 31, 2008.

17. Subsequent Events

Restructuring

On October 21, 2009, the Company implemented a restructuring plan. Under the restructuring plan, the Company will reduce headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidate certain functions of our European operations within our United Kingdom office. The plan provides for the elimination of 15 positions worldwide. The Company expects to record a charge of approximately $0.8 million for severance and termination benefits associated with this plan. Approximately $52 thousand was recognized in the third quarter of 2009, related to an initial termination that was subsequently included in the plan. In accordance with ASC Topic No. 420, Exit or Disposal Cost Obligations, (“ASC 420”) if an employee continues to work beyond a minimum period of time after notification, the termination benefits are to be accrued over the period that they continue to work. As certain of the employees are required to continue working beyond the minimum periods specified in ASC 420 in order to receive their termination benefits, the Company will accrue such benefits over the remaining term of employment. The Company expects to record charges to operations of approximately $0.6 million in the fourth quarter of 2009, approximately $0.1 million in the first quarter of 2010 and approximately $50 thousand in the second quarter of 2010 as a result of the actions taken in the fourth quarter of 2009. We expect the restructuring actions to be completed in the second quarter of 2010.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Debt

On October 30, 2009 we amended our credit facility with Wells Fargo Foothill, Inc., or the Amended and Restated Credit Agreement. This amendment to our senior credit facility was made primarily to permit the Company to use up to $15.0 million per year of cash for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and issuance costs of up to $1.5 million per year, an add back of cash non-operating costs of up to $250 thousand, and other expenses or losses which do not represent cash items. Cash non-operating gains and other non-cash gains are subtracted. Adjusted EBITDA, following this amendment, is defined as: consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense. Plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. In connection with this amendment, we made a $5.0 million principal payment on our debt. The margin for prime rate borrowings was increased to 2.25% from 1.25% and the margin for LIBOR rate borrowings was increased to 3.75% from 2.75%. In addition, we paid a fee of $0.6 million which will be capitalized and amortized over the remaining life of the debt. There was no change to the leverage covenant ratio; however, a liquidity covenant was added that requires us to maintain a minimum level of cash of $20.0 million, including the availability under our line of credit.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced, and we expect to continue to experience, lower revenue in the first and third quarters of the year due to the timing of some contractual payments of licensing fees from our OEM customers. In prior years, we have experienced, and we may experience in the future, seasonal slowness in the third quarter of the year from our creative professional customers. In 2009, given economic conditions, traditional patterns of seasonality did not materialize. Our overall trends in 2009 were primarily impacted by the broader economic downturn.

	Three Months Ended September 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$7,249	31.5%	$8,735	32.0%
Asia	8,015	34.8	10,241	37.5
United Kingdom	3,366	14.6	3,237	11.8
Germany	4,402	19.1	5,097	18.7

Total	$23,032	100.0%	$27,310	100.0%

	Nine Months Ended September 30,
	2009		2008
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$23,033	33.4%	$26,983	32.3%
Asia	26,887	39.1	32,139	38.5
United Kingdom	7,397	10.7	8,951	10.7
Germany	11,572	16.8	15,419	18.5

Total	$68,889	100.0%	$83,492	100.0%

For the three months ended September 30, 2009 and 2008, sales by our subsidiaries located outside North America comprised 68.5% and 68.0%, respectively, of our total revenue. For the nine months ended September 30, 2009 and 2008, sales by our subsidiaries located outside North America comprised 66.6% and 67.7%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended September 30, 2009 and 2008, our top ten licensees by revenue accounted for approximately 45.2% and 47.8% of our total revenue, respectively. For the nine months ended September 30, 2009 and 2008, our top ten licensees by revenue accounted for approximately 48.1% and 45.7% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months or nine months ended September 30, 2009 or 2008, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging, display imaging and printer driver, or driver, products. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies and corporations.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. We generally recognize custom font design services revenue upon delivery.

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives. We did not anticipate an overall change in headcount, however, certain planned new hires have been delayed in consideration of economic conditions. This restructuring plan was substantially complete at December 31, 2008, other than making deferred cash payments to certain terminated employees. A second restructuring plan was implemented on October 21, 2009, which includes certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Details of this plan are described in Note 17, Subsequent Events. In the three and nine months ended September 30, 2009, we recorded $52 thousand and $0.1 million, respectively, of restructuring costs for severance and termination benefits, which is included in our operating expenses. Future cash expenditures related to the restructuring are expected to be approximately $0.1 million, net of tax savings.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth items in the unaudited condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2009	2008
Revenue:
OEM	70.9%	72.4%
Creative professional	29.1	27.6

Total revenue	100.0	100.0
Cost of revenue	7.8	9.7
Cost of revenue—amortization of acquired technology	3.7	3.1
Marketing and selling	25.1	20.4
Research and development	14.5	12.5
General and administrative	15.5	17.6
Amortization of other intangible assets	5.2	6.7

Total costs and expenses	71.8	70.0

Income from operations	28.2	30.0
Interest expense, net	4.4	6.8
(Gain) loss on foreign exchange	(3.0)	10.0
Loss (gain) on derivatives	4.6	(9.2)
Other expense, net	0.1	0.3

Total other expenses	6.1	7.9
Income before provision for income taxes	22.1	22.1
Provision for income taxes	9.0	6.0

Net income	13.1%	16.1%

The following discussion compares the three months ended September 30, 2009 with the three months ended September 30, 2008.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Decrease
	2009	2008
OEM	$16,329	$19,774	$(3,445)
Creative professional	6,703	7,536	(833)

Total revenue	$23,032	$27,310	$(4,278)

Revenue

Revenue was $23.0 million and $27.3 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $4.3 million, or 15.7%. OEM revenue was $16.3 million and $19.8 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $3.4 million, or 17.4%, mainly the result of decreased royalty revenue. Printer imaging revenue and display imaging revenue declined $3.6 million in the third quarter of 2009, as compared to the same period in 2008, the result of decreased royalties from reduced unit shipments by our OEM customers. We attribute the declines we have experienced in our OEM revenue to the current economic downturn. Driver revenue increased $0.2 million, mainly due to an increase in royalty revenue related to the broader deployment of our driver solutions within the product lines of our existing OEM customer base.

Creative professional revenue was $6.7 million and $7.5 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $0.8 million, or 11.1%. Web revenue from our corporate and individual customers decreased $0.7 million in the third quarter of 2009, as compared to the same period in 2008, which we attribute to the impact the current economic downturn has had on the publishing and advertising industries. Increased revenue from FontExplorer, our font management software tool, offset by a net decrease in non-web revenue together contributed $0.1 million to the overall decline in creative professional revenue in the third quarter of 2009, as compared to the same period in 2008.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $1.8 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $0.8 million or 32.3%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 7.8% and 9.7% in the three months ended September 30, 2009 and 2008, respectively. The decrease in cost of revenue in dollars was the result of a lower sales volume and sales mix. The decrease as a percentage of revenue was mainly due to variations in product mix. In the three months ended September 30, 2009 as compared to the same period in 2008, a higher percentage of revenue was derived from products that carry a lower cost. Within our OEM revenue, display imaging revenue, which typically has a lower associated cost than some of our other OEM revenue, represented a higher percentage of total OEM revenue in the third quarter of 2009, as compared to the same quarter of 2008.

The portion of cost of revenue consisting of amortization of acquired technology remained unchanged at $0.8 million for the three months ended September 30, 2009 and 2008.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $5.8 million and $5.6 million in the three months ended September 30, 2009 and 2008, respectively, an increase of $0.2 million, or 3.8%. Share based compensation expense increased $0.1 million in the three months ended September 30, 2009, as compared to the same period in 2008, the result of additional vesting of options and restricted stock and an increase in the number of stock awards granted. An increase in third party commissions was partially offset by a decrease in outside services, which provided an increase of $0.1 million to the overall marketing and selling expense in the three months ended September 30, 2009, as compared the same period in 2008. Headcount increased 20.2% mainly from our fourth quarter 2008 restructuring actions, where certain employees were redeployed within our sales and marketing areas from development related activities. The associated increase in salaries and related benefits was offset by decreases in variable compensation.

Research and Development. Research and development expense remained constant at $3.4 million in both the three months ended September 30, 2009 and 2008. Share based compensation increased $0.2 million in the three months ended September 30, 2009 as compared to the same period in 2008, partially due to an increase in the variable portion of our share based compensation related to our acquisition of China Type Design, and partially the result of additional vesting of options and restricted stock and an increase in the number of stock awards granted. Other employee and employee related expenses decreased $0.3 million, the result of lower headcount in research and development in the three months ended September 30, 2009, as compared to the same period in 2008. Research and development headcount decreased 11.5% at September 30, 2009, as compared to September 30, 2008, a direct result of our restructuring actions in the fourth quarter of 2008, where certain employees were redeployed to our sales and marketing areas, and attrition since that time.

General and Administrative. General and administrative expense was $3.6 million and $4.8 million in the three months ended September 30, 2009 and 2008, respectively, a decrease of $1.2 million, or 25.9%. Personnel and personnel related costs decreased $0.5 million in the third quarter of 2009, as compared to the same period in 2008, the result of lower headcount and a decrease in variable compensation. Headcount decreased 16.9% mainly as a result of our fourth quarter 2008 restructuring actions. Sarbanes-Oxley related expense decreased $0.4 million in the three months ended September 30, 2009 as compared to the same period in 2008, the result of reduced reliance on external assistance. The remaining $0.3 million decrease resulted from a general decline in discretionary spending.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $0.6 million or 34.6%, to $1.2 million for the three months ended September 30, 2009, as compared to $1.8 million for the three months ended September 30, 2008. Certain non-compete agreements entered into in connection with our acquisition from Agfa Corporation in 2004 became fully amortized during the fourth quarter of 2008, and as a result, we expect quarterly amortization of other intangible assets to remain at approximately $1.2 million going forward.

Interest Expense, Net

Interest expense, net of interest income decreased $0.8 million, or 45.3%, to $1.0 million for the three months ended September 30, 2009, as compared to $1.8 million for the three months ended September 30, 2008. The decrease is the result of lower total debt outstanding in the third quarter of 2009 as compared to the same period in 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing costs, at September 30, 2009 was $99.2 million, as compared to $116.1 million at September 30, 2008. At September 30, 2009, the blended interest rate on our Amended and Restated Credit Agreement was 3.0% as compared to a blended rate of 6.5% at September 30, 2008.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.7 million in the three months ended September 30, 2009, as compared to a loss of $2.7 million in the three months ended September 30, 2008. Such gains and losses result primarily from our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $1.1 million in the three months ended September 30, 2009, as compared to a gain of $2.5 million in the three months ended September 30, 2008. The loss in the third quarter of 2009 consisted of a $0.9 million loss on our currency swap and a $0.2 million loss on our interest rate swap contract. In the three months ended September 30, 2008, we recorded a gain of $2.6 million on the currency swap instrument. We entered into an interest rate swap contract during the fourth quarter of 2008 to mitigate exposure to interest rate fluctuations on our bank debt obligation. There were no interest rate swap contracts outstanding in the same period in 2008.

Provision for Income Taxes

During the three months ended September 30, 2009 and 2008, our effective tax rate was 40.6% and 27.2%, respectively. During the three months ended September 30, 2009 the effective rate included a 2.4% increase due to permanent non-deductible share based compensation expense. In connection with the preparation of its federal, state and foreign tax returns during the three month ended September 30, 2009, the Company adjusted the foreign tax credit to actual amount paid from a previous estimate, which resulted in a 5.7% increase to our effective tax rate. The actual amount of foreign taxes paid was $300 thousand lower than previously estimated. Other items, including research and development tax credit, favorable changes in state tax rates and change in tax reserves collectively decreased the effective tax rate by 2.4% for the three months ended September 30, 2009, as compared to the same period in 2008.

During the three months ended September 30, 2008, the effective rate includes 0.8% due to permanent non-deductible share based compensation expense, and (9.8%) for a change in the state tax rate utilized in 2008. In connection with the preparation of its quarterly financial statements for the three months ended September 30, 2008, the Company discovered that it had been erroneously providing for state income taxes based on an incorrect apportionment methodology since 2005. The methodology applied resulted in the overstatement of deferred tax liabilities and a corresponding overstatement of its provision for income taxes. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ending December 31, 2008. Accordingly, the Company recorded a reduction to its provision for income taxes of $662 thousand and a corresponding reduction to its deferred income tax liabilities, in the three months ended September 30, 2008 to correct this error. As a result, during the three months ended September 30, 2008 we revised the effective state tax rate to 3.0% from the 6.2% rate utilized in previous periods.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth items in the unaudited condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
Revenue:
OEM	73.3%	69.2%
Creative professional	26.7	30.8

Total revenue	100.0	100.0
Cost of revenue	7.2	8.9
Cost of revenue—amortization of acquired technology	3.7	3.1
Marketing and selling	25.1	20.6
Research and development	14.8	13.6
General and administrative	15.7	18.4
Amortization of other intangible assets	5.1	6.6

Total costs and expenses	71.6	71.2

Income from operations	28.4	28.8
Interest expense, net	4.6	7.5
(Gain) loss on foreign exchange	(1.0)	0.9
Loss (gain) on derivatives	2.6	(1.9)
Other expense, net	—	0.1

Total other expenses	6.2	6.6
Income before provision for income taxes	22.2	22.2
Provision for income taxes	8.6	8.7

Net income	13.6%	13.5%

The following discussion compares the nine months ended September 30, 2009 with the nine months ended September 30, 2008.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Decrease
	2009	2008
OEM	$50,506	$57,737	$(7,231)
Creative professional	18,383	25,755	(7,372)

Total revenue	$68,889	$83,492	$(14,603)

Revenue

Revenue was $68.9 million and $83.5 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $14.6 million, or 17.5%.

OEM revenue was $50.5 million and $57.7 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $7.2 million, or 12.5%, mainly the result of a decrease in royalty and license revenue. Printer imaging revenue and display imaging revenue declined $7.8 million in the nine months ended September 30, 2009, as compared to the same period in 2008, the result of decreased royalties from reduced sales volume by our OEM customers. We attribute the declines we have experienced in our OEM revenue to the current economic downturn. Driver revenue increased $0.6 million, mainly due to an increase in royalty revenue related to the broader deployment of our driver solutions within the product lines of our existing OEM customer base.

Creative professional revenue was $18.4 million and $25.8 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $7.4 million, or 28.6%. Increased revenue from FontExplorer partially offset the declines in non-web revenue resulting in a decrease of $4.0 million, period-over-period. We believe these declines are attributable to the current economic downturn. By contrast, the nine months ended September 30, 2008 was a strong period for creative professional revenue which was highlighted by a record revenue quarter. Web and custom revenue contributed $2.9 million to the overall decrease in creative professional revenue in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as discretionary spending by our customers declined.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $5.0 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $2.4 million, or 32.5%. As a percentage of total revenue, cost of revenue, excluding amortization was 7.2% in the nine months ended September 30, 2009 as compared to 8.9% for the nine months ended September 30, 2008. The decrease in cost of revenue in dollars was the result of lower sales volume and product mix. The decrease as a percentage of revenue was mainly due to product mix. OEM revenue represented 73.3% of our total revenue in the nine months ended September 30, 2009, as compared to 69.2% in the same period in 2008. The higher percentage of OEM revenue resulted in the decline in cost of revenue as a percentage of revenue, as OEM revenue typically has a lower associated cost than our creative professional revenue.

Amortization of acquired technology remained unchanged at $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Operating Expenses

Marketing and Selling. Marketing and selling expense remained unchanged at $17.2 million in the nine months ended September 30, 2009 and 2008, respectively. Personnel related expenses decreased $0.4 million, in the nine months ended September 30, 2009, as compared to the same period in 2008, mainly the result of lower variable compensation due to lower sales volume. Travel related expenses decreased $0.1 million the result of a lower sales volume and declines in discretionary spending. These decreases in expense were offset by increased share based compensation expense of $0.6 million in the nine months ended September 30, 2009, as compared to the same period in 2008, the result of an increase in the number of stock awards granted. Targeted web advertising and discretionary marketing expenses together decreased $0.3 million in the nine months ended September 30, 2009 as compared to the same period in 2008. An increase in third party commissions was partially offset by a decrease in outside services, which together provided an increase of $0.1 million in overall marketing and selling expense in the first nine months of September 30, 2009 as compared the same period in 2008.

Research and Development. Research and development expense was $10.2 million and $11.4 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1.2 million, or 10.6% mainly due to a decrease in personnel expenses. Personnel and personnel related expenses decreased $1.3 million in the nine months ended September 30, 2009, as compared to the same period in 2008, the result of a reduction in variable compensation and lower headcount. Share based compensation increased $0.2 million in the nine months ended September 30, 2009 as compared to the same period in 2008, partially due to an increase in the variable portion of our share based compensation which is related to our acquisition of China Type Design, and partially the result of an increase in the number of awards granted.

General and Administrative. General and administrative expense decreased $4.6 million, or 29.7%, to $10.8 million in the nine months ended September 30, 2009, as compared to $15.4 million in the nine months ended September 30, 2008 mainly the result of an overall decline in discretionary spending. A decline in personnel and personnel related expenses contributed $0.9 million to the decrease mainly the result of lower variable compensation expense and lower headcount resulting from our restructuring actions in the fourth quarter of 2008. Headcount decreased by 16.9% period over period. In the second quarter of 2008, we filed a registration statement with the Securities and Exchange Commission, or SEC, with respect to a secondary offering of shares of our common stock under a contractual agreement with certain of our shareholders, which amounted to $1.2 million in additional general and administrative expenses in the nine months ended September 30, 2008. There was no similar expense in the nine months ended September 30, 2009. The cost of filing the registration statement was recorded as an expense, as the Company did not receive any proceeds from the offering. Decreased Sarbanes-Oxley related expense, as a result of reduced reliance on external assistance, contributed $0.7 million to the overall decrease. A decline in legal expenses contributed $0.7 million to the overall decrease. In the first quarter of 2009, we increased internal legal resources which reduced our reliance on external assistance in the nine months ended September 30, 2009, as compared to the same period in 2008. In addition, the timing of intellectual property registration actions contributed to the decrease period over period. Decreases in outside services contributed $0.6 million to the overall decrease in the nine months ended September 30, 2009 as compared to the same period in 2008. Decreases in expenses in other areas, partially offset by an increase in share based compensation, together contributed a decrease of $0.5 million in the nine months ended September 30, 2009 as compared to the same period in 2008.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.5 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $2.0 million, or 36.0%. Certain non-compete agreements entered into in connection with our acquisition from Agfa Corporation in 2004 became fully amortized during the fourth quarter of 2008, and as a result, we expect quarterly amortization of other intangible assets to remain at approximately $1.2 million per quarter going forward.

Interest Expense, Net

Interest expense, net of interest income, decreased $3.0 million, or 48.9%, to $3.2 million for the nine months ended September 30, 2009 as compared to $6.2 million for the nine months ended September 30, 2008. The decrease is the result of lower total debt outstanding in the first three quarters of 2009 as compared to the same period in 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing costs, at September 30, 2009 was $99.2 million, as compared to $116.1 million at September 30, 2008. At September 30, 2009, the blended interest rate on our Amended and Restated Credit Agreement was 3.0% as compared to a blended rate of 6.5% at September 30, 2008.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.7 million and a loss of $0.7 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $1.4 million, primarily resulting from our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $1.8 million for the nine months ended September 30, 2009, as compared to a gain of $1.6 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, $0.7 million of the loss related to our interest rate swap contract and the remaining $1.0 million loss related to our currency swap contract. In the nine months ended September 30, 2008, the gain of $1.6 million related to the currency swap contract. We entered into an interest rate swap contract during the fourth quarter of 2008 to mitigate exposure to interest rate fluctuations on our bank debt obligation. There were no interest rate swap contracts outstanding in the same period in 2008.

Provision for Income Taxes

Our effective tax rate was 38.6% and 39.1% for the nine months ended September 30, 2009 and 2008, respectively. In connection with the preparation of its federal, state and foreign tax returns during 2009, the Company adjusted the foreign tax credit to actual amount paid from a previous estimate, which resulted in a 1.9% increase to our effective tax rate for the nine months ended September 30, 2009. The actual amount of foreign taxes paid was $300 thousand lower than previously estimated. Other items, including research and development tax credit, favorable changes in state tax rates and change in tax reserves, collectively decreased the effective tax rate by 0.9% for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the effect of discrete items on the provision (including the state tax rate adjustment described below, tax return to accrual adjustments, and non-deductible registration costs) resulted in an overall decrease in the tax rate of 0.2%.

During the nine months ended September 30, 2008, the effective tax rate includes 2.3% due to permanent non-deductible costs associated with the filing of our registration statement in the second quarter, 2.1% due to permanent non-deductible share based compensation expense, and (3.2%) for a change in the state tax rate utilized in 2008.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2009 and 2008

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $38.7 million and a $20.0 million revolving line-of-credit which was undrawn at September 30, 2009 and December 31, 2008. Availability under the line-of-credit, however was reduced by approximately $4.0 million at both September 30, 2009 and December 31, 2008 as a result of the currency swap we entered into in May 2008. In March 2009, we made a mandatory prepayment of $7.4 million under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake and expansion into complimentary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us, especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$22,347	$24,556
Net cash used in investing activities	(834)	(935)
Net cash used in financing activities	(14,775)	(15,168)
Effect of exchange rates on cash and cash equivalents	53	(65)

Increase in cash and cash equivalents	$6,791	$8,388

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

We generated $22.3 million in cash from operations during the nine months ended September 30, 2009. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $21.8 million in cash. Lower sales volume during 2009 combined with a few large customer balances included in the accounts receivable balance at December 31, 2008 that we collected in 2009 together provided $1.6 million in cash from our receivables. Deferred revenue provided $2.4 million in cash, primarily the receipt of two large royalty prepayments. Accounts payable provided $0.6 million in cash, mainly due to timing of vendor payments. These were offset by a decrease in accrued expenses and other liabilities, accrued income taxes and an increase in prepaid expenses and other assets which used $4.1 million in cash.

We generated $24.6 million in cash from operations during the nine months ended September 30, 2008. Net income, after adjusting for depreciation and amortization, amortization of financing costs, loss on retirement of fixed assets, share based compensation, excess benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and gain on derivatives, generated $24.9 million in cash. Deferred revenue provided $3.5 million in cash, resulting primarily from the receipt of two large royalty prepayments. These were partially offset by increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable and accrued expenses and other liabilities using $4.5 million in cash. Accounts payable decreased mainly due to certain large vendor balances outstanding at December 31, 2007 that have since been paid. Accrued expenses decreased primarily due to the payment of annual bonuses and sales taxes that were accrued at December 31, 2007.

Investing Activities

During the nine months ended September 30, 2009, we used $0.8 million in cash for investing activities, which consisted of purchased equipment. During the nine months ended September 30, 2008, cash used in investing activities was $0.9 million which consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2009 was $14.8 million, primarily the result of contractual payments on our long-term debt. Net cash used in financing activities for the nine months ended September 30, 2008 was $15.2 million, consisting primarily of payments on long-term debt of $15.9 million, offset by $0.6 million in cash received from stock option exercises.

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

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) LIBOR plus a 2.75%, payable monthly. As of September 30, 2009, the blended interest rate on the Amended and Restated Credit Agreement was 3.0%. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. As of September 30, 2009, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 2.45:1.00. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

On October 30, 2009, the Company entered into a second amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of July 30, 2007, by and among the Company, Monotype Imaging Inc., Imaging Holdings Corp., International Typeface Corporation (collectively, the “Borrowers”), the lenders listed therein and Wells Fargo Foothill, Inc., as administrative agent. The Second Amendment amended, among other items, the following terms:

•

Modified exceptions to the negative covenants to permit the Borrowers to create unsecured subordinated indebtedness represented by seller notes in connection with permitted acquisitions under the Credit Agreement provided that such indebtedness does not exceed $5,000,000 in the aggregate.

•

Modified the definition of “Adjusted EBITDA” by, among other things, allowing for the add-back of restructuring, issuance and cash non-operating costs and other expenses or losses which do not represent a cash item. Restructuring, issuance and cash non-operating costs include fees, costs and expenses incurred by the Company and its subsidiaries in connection with stock registrations and issuances, debt modifications, business restructurings and cash non-operating expenses, provided that all such cash non-operating expenses shall not exceed $250,000 and all such fees, costs and expense shall not exceed $1,500,000, in each case on a trailing twelve month basis.

•	Increased the base rate margin to 2.25% from 1.25% and LIBOR rate margin to 3.75% from 2.75%.

•

Modified the definition of “Excess Cash Flow” to permit, among other things, the exclusion of cash payments made to fund permitted discrete asset acquisitions and permitted acquisitions from the calculation of excess cash flow. A permitted discrete asset acquisition pursuant to the Second Amendment is an acquisition by any loan party of certain non-operational assets of any person which, among other conditions, are related to the Borrowers’ business and have a purchase price not in excess of $1,500,000. The purchase price for all such acquisitions shall not exceed $3,000,000 in the aggregate from and after the date of the Second Amendment. The Second Amendment also modified the definition of “Permitted Acquisition” to, among other things, include acquisitions by any loan party and by certain non-U.S. subsidiaries of the Company which, among other requirements, (i) have a purchase price which does not exceed an aggregate amount of $15,000,000 together with all other acquisitions consummated during any fiscal year and (ii) immediately prior to and after giving effect to such acquisition, the Borrowers have unrestricted cash and cash equivalents of $20,000,000, either through the Company’s line of credit or cash on hand.

•

Modified the definition of “Permitted Investment” to, among other things, include investments by loan parties in certain non-U.S. subsidiaries of the Company in an aggregate amount during any fiscal year not to exceed $15,000,000 for the purpose of funding Permitted Acquisitions, as defined in the Second Amendment.

•

Requires the Company to make a prepayment of principal of the term loan under the Credit Agreement in an aggregate amount equal to $5,000,000, together with accrued interest on such principal amount being prepaid through the date of prepayment as well an amendment fee in the aggregate equal to the result of 0.50%, or $0.6 million, times the sum of (i) the aggregate revolver commitments under the Credit Agreement and (ii) the aggregate outstanding principal amount of the term loan under the Credit Agreement prior to giving effect to the prepayment made pursuant to the Second Amendment.

There was no change to the leverage covenant ratio. We do not expect that the leverage and liquidity covenants will affect our ability to operate our business and we expect will be able to meet these compliance requirements in the future.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities in effect at September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,019	$4,393	$9,380	$11,303
Provision for income taxes	2,063	1,644	5,894	7,269
Interest expense, net	1,009	1,843	3,183	6,234
Depreciation and amortization	2,340	2,932	6,949	8,948

EBITDA	$8,431	$10,812	$25,406	$33,754
Share based compensation	1,381	1,120	3,904	2,741

Adjusted EBITDA(1)	$9,812	$11,932	$29,310	$36,495

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Therefore, its exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2009.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) approved for issuance Accounting Standards Codification (“ASC”) Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Earnings Per Share

On July 1, 2009, the Company adopted the updated provisions issued by the FASB within ASC 260-10-45-61A for earnings per share. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The Company’s unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the new provisions. The Company retrospectively adopted the provisions within ASC 260-10-45-61A on January 1, 2009 and adoption did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than S EC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events, (“ASC 855”). ASC 855 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. ASC 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted ASC 855 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements. The disclosure on our subsequent events evaluation can be found in Note 2.

Fair Value Measurements and Impairments

On April 9, 2009, the FASB issued ASC Topic No. 825, Financial Instruments, (“ASC 825”). This ASC topic requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted ASC 825 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

On April 9, 2009 the FASB issued ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. ASC 820 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. We adopted ASC 820 effective with our quarterly period ending on June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC Topic No. 815, Derivatives and Hedging, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted ASC 815 on January 1, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements. Our derivative disclosure can be found in Note 4.

Business Combinations

In December 2007, the FASB issued ASC Topic No. 805, Business Combinations (“ASC 805”). ASC 805 is effective for fiscal years beginning on or after December 15, 2008, and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. Additionally, ASC 805 changed previous guidance, in part, as follows: (1) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB ASC Topic No. 420, Exit or Disposal Cost Obligations, (“ASC 420”) would have to be met at the acquisition date. We adopted ASC 805 on January 1, 2009. There was no impact to our condensed consolidated financial statements on the accounting for acquisitions completed by December 31, 2008, but future reversals of the valuation allowance on certain deferred income tax assets recorded in purchase accounting will result in a benefit to our income tax expense and will no longer result in a reduction to goodwill. Further, this statement will affect the way we account for any future business combinations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $3.1 million and $10.8 million at September 30, 2009 and December 31, 2008, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2009, one customer balance accounted for 12% of gross accounts receivable and another customer accounted for 27% of gross accounts receivable. Together these two customers accounted for 39% of our gross accounts receivable at September 30, 2009. As of December 31, 2008, one customer accounted for 19% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2009 and 2008, no customer accounted for more than 10% of our revenue.

Derivative Financial Instrument and Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt. ASC Topic No. 815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, changes in the fair value of the derivative instrument are recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At September 30, 2009, the blended rate of interest on our outstanding debt was 3.0%. For each one percent increase in interest rates our interest expense would increase by $1.0 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $80.0 million, decreasing to $50.0 million effective November 30, 2009, and matures on November 28, 2010. The total fair value of the financial instrument at September 30, 2009, and December 31, 2008, was a liability of approximately $1.0 million and $1.3 million, respectively. In the three and nine months ended September 30, 2009, we recognized losses of $0.2 million and $0.7 million, respectively, which has been included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold these contracts to maturity.

We purchase interest rate cap instruments to hedge our exposure to fluctuations in interest rates on our debt obligations. At September 30, 2009 and December 31, 2008, we had one interest rate cap contract outstanding totaling $100.0 million. The contract has a fixed rate of 6.5% and expires on December 31, 2010. The notional amount decreased $10.0 million in the second quarter of 2009, with other additional reductions scheduled until it reaches a notional amount of $75.0 million at maturity, to approximate the outstanding balance on our debt over the same period of time. Under this contract, to the extent that LIBOR exceeds a fixed maximum rate, we will receive payments on the notional amount. The total fair value of these financial instruments at September 30, 2009 and December 31, 2008 was approximately $14 thousand and $13 thousand, respectively.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2009 and December 31, 2008, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At September 30, 2009, the note balance was approximately $19.0 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.9 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at September 30, 2009 and December 31, 2008 was $0.8 million and $2.1 million, respectively. For the three months ended September 30, 2009 and 2008, we incurred losses of $0.9 million and $3.0 million, respectively. For the nine months ended September 30, 2009 and 2008, we incurred losses of $1.0 million and $0.8 million, respectively, on the currency swap contract. The losses on the currency swap are included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

Prior to May 7, 2008, this note was an unhedged position. (Gains) and losses on the intercompany note are included in (gain) loss on foreign exchange in the accompanying condensed statements of income, and were a net gain of $0.8 million and a net loss of $3.0 million for the three months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009 and 2008, we incurred a net gain of $0.9 million and a net loss of $0.8 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended September 30, 2009.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: November 4, 2009	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2009	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description
10.1	Equity Award Grant Policy, amended.

10.2	Lease, dated July 10, 2009, between ESS Farnsborough Offices LLP and Monotype Imaging Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.