Form 10-Q
period 2010-03-31
Monotype Imaging Holdings Inc.
filed 2010-05-04
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2010 was 34,956,650.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$38,203	$34,616
Accounts receivable, net of allowance for doubtful accounts of $79 at March 31, 2010 and $82 at December 31, 2009	4,387	5,145
Income tax refunds receivable	—	885
Deferred income taxes	1,436	878
Prepaid expenses and other current assets	2,021	1,666

Total current assets	46,047	43,190
Property and equipment, net	1,607	1,790
Goodwill	138,087	140,745
Intangible assets, net	82,239	85,088
Other assets	2,588	1,564

Total assets	$270,568	$272,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$844	$395
Accrued expenses and other current liabilities	7,816	8,635
Accrued income taxes	878	903
Deferred revenue	7,640	6,446
Current portion of long-term debt	11,420	16,293

Total current liabilities	28,598	32,672
Long-term debt, less current portion	72,429	75,060
Other long-term liabilities	2,360	784
Deferred income taxes	18,040	18,310
Reserve for income taxes, net of current portion	1,601	1,550
Accrued pension benefits	3,344	3,479
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued and outstanding: 34,909,784 at March 31, 2010 and 34,668,554 at December 31, 2009.	35	35
Additional paid-in capital	150,084	148,273
Treasury stock, at cost, 95,516 shares at March 31, 2010 and December 31, 2009	(86)	(86)
Accumulated deficit	(6,781)	(10,043)
Accumulated other comprehensive income	944	2,343

Total stockholders’ equity	144,196	140,522

Total liabilities and stockholders’ equity	$270,568	$272,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$24,461	$23,606
Cost of revenue	1,818	1,761
Cost of revenue—amortization of acquired technology	871	843

Total cost of revenue	2,689	2,604

Gross profit	21,772	21,002
Operating expenses:
Marketing and selling	5,974	5,982
Research and development	4,021	3,371
General and administrative	4,024	3,774
Amortization of other intangible assets	1,201	1,175

Total operating expenses	15,220	14,302

Income from operations	6,552	6,700
Other (income) expense:
Interest expense	1,195	1,178
Interest income	(13)	(7)
Loss on foreign exchange	988	722
Gain on derivatives	(757)	(422)
Other income, net	—	(31)

Total other expense	1,413	1,440

Income before provision for income taxes	5,139	5,260
Provision for income taxes	1,877	1,970

Net income	$3,262	$3,290

Net income available to common stockholders – basic	$3,245	$3,264

Net income available to common stockholders – diluted	$3,245	$3,265

Net income per common share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.09
Weighted average number of shares:
Basic	34,575,425	34,255,602
Diluted	35,774,859	34,897,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$3,262	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,343	2,288
Loss on retirement of fixed assets	1	—
Amortization of deferred financing costs	225	215
Share based compensation	1,337	1,110
Excess tax benefit on stock options	(171)	(5)
Provision for doubtful accounts	(6)	167
Deferred income taxes	(225)	473
Unrealized currency loss on foreign denominated intercompany transactions	949	1,439
Unrealized gain on derivatives	(860)	(603)
Changes in operating assets and liabilities:
Accounts receivable	619	2,319
Prepaid expenses and other assets	29	(520)
Accounts payable	461	(330)
Accrued income taxes	631	(352)
Accrued expenses and other liabilities	(264)	(1,700)
Deferred revenue	2,850	8,606

Net cash provided by operating activities	11,181	16,397

Cash flows from investing activities
Purchases of property and equipment	(132)	(333)

Net cash used in investing activities	(132)	(333)

Cash flows from financing activities
Payments on long-term debt	(7,729)	(10,025)
Excess tax benefit on stock options	171	5
Proceeds from exercises of common stock options	258	24

Net cash used in financing activities	(7,300)	(9,996)
Effect of exchange rates on cash and cash equivalents	(162)	(733)

Increase in cash and cash equivalents	3,587	5,335
Cash and cash equivalents at beginning of period	34,616	31,941

Cash and cash equivalents at end of period	$38,203	$37,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronics (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices and digital cameras, as well as in numerous software applications and operating systems. We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 as reported in the Company’s annual report on Form 10-K.

3. Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurement and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 4. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim period within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

4. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $50.0 million and matures on November 28, 2010. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of this financial instrument at March 31, 2010 and December 31, 2009, was a liability of approximately $0.6 million and $0.8 million, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. In the three months ended March 31, 2010 and 2009, we recognized losses of $0.1 million and $0.4 million, respectively, which have been included in gain on derivatives in the accompanying condensed consolidated statements of income.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of the currency swap at March 31, 2010 and December 31, 2009 was an asset of approximately $1.9 million and $1.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2010 and 2009, we recognized aggregate fair value gains of $0.9 million and $0.8 million, respectively, which are included in gain on derivatives in our accompanying condensed consolidated statements of income.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In order to increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board, “FASB” Accounting Standards Codification established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents our financial assets that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – currency swap, current portion	$661	$—	$661	$—
Derivatives – currency swap, long-term portion	1,193	—	1,193	—

Total assets	$1,854	$—	$1,854	$—

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

	Fair Value Measurement at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivatives – interest rate swap, current portion	$627	$—	$627	$—

Total liabilities	$627	$—	$627	$—

The Company’s recurring fair value measures relate to derivative instruments. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2010 the fair value of our long-term debt approximated its carrying value of $83.8 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

5. Intangible Assets

Intangible assets as of March 31, 2010 and December 31, 2009 were as follows (dollar amounts in thousands):

		March 31, 2010			December 31, 2009
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	9-15	$46,652	$(23,068)	$23,584	$47,025	$(22,040)	$24,985
Acquired technology	8-15	44,310	(16,807)	27,503	44,449	(15,968)	28,481
Non-compete agreements	3-6	11,601	(11,098)	503	11,685	(11,072)	613
Trademarks		26,249	—	26,249	26,609	—	26,609
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$133,212	$(50,973)	$82,239	$134,168	$(49,080)	$85,088

6. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Credit Facility—$85.4 million, interest at LIBOR plus 3.75% (4.0% at March 31, 2010), and $60 thousand at Prime plus 2.25% (5.5% at March 31, 2010) due in monthly installments of principal and interest through July 2012	$85,409	$93,138
Less unamortized financing costs	(1,560)	(1,785)

Total debt	83,849	91,353
Less current portion	(11,420)	(16,293)

Long-term debt	$72,429	$75,060

We are subject to a maximum leverage ratio and a minimum liquidity requirement under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2010.

7. Defined Benefit Pension Plan

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$21	$18
Interest cost	43	39

Net periodic benefit cost	$64	$57

8. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2010		2009
Provision for income taxes at statutory rate	$1,799	35.0%	$1,841	35.0%
State and local income taxes, net of federal tax benefit	96	1.8%	84	1.6%
Stock compensation	55	1.1%	110	2.1%
Research credits	—	—	(61)	(1.2)%
Disqualifying dispositions on incentive stock options	(44)	(0.9)%	—	—
Other, net	(29)	(0.5)%	(4)	(0.1)%

Reported income tax provision	$1,877	36.5%	$1,970	37.4%

As of March 31, 2010, the reserve for uncertain tax positions was approximately $1.9 million.

9. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,262	$3,290
Net changes in:
Pension liability	—	—
Foreign currency translation adjustment, net of tax of ($811) and ($592), respectively	(1,399)	(1,011)

Total comprehensive income	$1,863	$2,279

10. Net Income Per Share

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

For the periods presented the two-class method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income, as reported	$3,262	$3,290
Less: net income attributable to participating securities	(17)	(26)

Net income available to common shareholders—basic	$3,245	$3,264

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,763,097	34,527,114
Less: weighted-average shares of unvested restricted common stock outstanding	(187,672)	(271,512)

Weighted-average number of common shares used in computing basic net income per common share	34,575,425	34,255,602

Net income per share applicable to common shareholders—basic	$0.09	$0.10

Numerator:
Net income available to common shareholders—basic	$3,245	$3,264
Add-back: undistributed earnings allocated to unvested shareholders	17	26
Less: undistributed earnings reallocated to unvested shareholders	(17)	(25)

Net income available to common shareholders—diluted	$3,245	$3,265

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	34,763,097	34,527,114
Less: weighted-average shares of unvested restricted common stock outstanding	(187,672)	(271,512)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,199,434	641,803

Weighted-average number of common shares used in computing diluted net income per common share	35,774,859	34,897,405

Net income per share applicable to common shareholders—diluted	$0.09	$0.09

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2010	2009
Options	1,161,691	2,151,449

The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

11. Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation –Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2010	2009
Marketing and selling	$480	$412
Research and development	306	165
General and administrative	551	533

Total share based compensation	$1,337	$1,110

As of March 31, 2010, the Company had $11.2 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.8 years.

12. Restructuring

On November 10, 2008, we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was completed in April 2009, other than the payment of deferred termination benefits to certain terminated employees. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009, in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount to improve operational efficiencies, primarily within the creative professional area of our business, and will consolidate certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company has recorded total charges to operations of approximately $0.9 million for severance and termination benefits associated with this plan; approximately $0.7 million in 2009 and $0.2 million in the first quarter of 2010, respectively. The restructuring action was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the impact of the restructuring actions on our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2010	2009
Marketing and selling	$—	$—
Research and development	42	—
General and administrative	167	42

Total restructuring	$209	$42

Restructuring charges incurred to date relate to severance and termination benefits.

The following presents the restructuring provision (in thousands):

Personnel related
Reserve at December 31, 2009	$376
Charges during Q1 2010	209
Cash payments during Q1 2010	(254)
Foreign currency exchange rate changes	(10)

Reserve at March 31, 2010	$321

Future cash expenditures related to the restructuring are expected to be approximately $0.2 million, net of tax savings.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

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

	Three Months Ended March 31,
	2010	2009
OEM	$17,621	$17,283
Creative professional	6,840	6,323

Total	$24,461	$23,606

Geographic segment information

The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in Korea, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, Hong Kong, Korea and Japan. The following summarizes revenue by location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2010		2009
	Sales	% of Total	Sales	% of Total
United States	$8,926	36.5%	$8,422	35.7%
Asia	10,387	42.4	9,797	41.5
United Kingdom	1,314	5.4	1,700	7.2
Germany	3,834	15.7	3,687	15.6

Total	$24,461	100.0%	$23,606	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2010	December 31, 2009
Long-lived assets:
United States	$160,579	$162,494
Asia	3,488	3,523
United Kingdom	48	59
Germany	57,818	61,547

Total	$221,933	$227,623

14. Commitments and Contingencies

License Agreements

We license fonts and related technology from third parties for development and resale purposes, and certain of our license agreements provide for minimum annual payments. In March 2010, we entered into an amended licensing agreement with a third party, providing for total payments of $3.0 million, all payable in the second quarter of 2010. The agreement terminates on December 31, 2020, with provisions for an earlier termination by either party as specified in the agreement.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one-year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2010 and December 31, 2009.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, advertisers, printers and publishers. Historically, we have experienced, and we expect to continue to experience, lower revenue in the first quarter of the year due to the timing of some contractual payments of licensing fees from our OEM customers. In prior years we have experienced, and we may in the future experience, seasonal slowness in the third quarter of the year from our creative professional customers. In the first quarter of 2010, our revenue was impacted by the timing of contractual payments, as described above.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$8,926	36.5%	$8,422	35.7%
Asia	10,387	42.4	9,797	41.5
United Kingdom	1,314	5.4	1,700	7.2
Germany	3,834	15.7	3,687	15.6

Total	$24,461	100.0%	$23,606	100.0%

For the three months ended March 31, 2010 and 2009, sales by our subsidiaries located outside North America comprised 63.5% and 64.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of the use of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2010 and 2009, our top ten licensees by revenue accounted for approximately 50.4% and 49.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2010 or 2009, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives and we did not anticipate an overall change in headcount. The restructuring plan was substantially complete in April 2009, other than making deferred cash payments to certain terminated employees. We implemented a second restructuring plan on October 21, 2009. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom office. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. In the three months ended March 31, 2010 and 2009, we recorded $0.2 million and $42 thousand, respectively, of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring action was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $0.2 million, net of tax savings.

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

There has been no material change in our critical accounting policies since December 31, 2009. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue:
OEM	72.0%	73.2%
Creative professional	28.0	26.8

Total revenue	100.0	100.0
Cost of revenue	7.4	7.5
Cost of revenue—amortization of acquired technology	3.6	3.5

Total cost of revenue	11.0	11.0

Gross profit	89.0	89.0
Marketing and selling	24.4	25.3
Research and development	16.5	14.3
General and administrative	16.5	16.0
Amortization of other intangible assets	4.9	5.0

Total operating expenses	62.3	60.6

Income from operations	26.7	28.4
Interest expense, net	4.8	5.0
Loss on foreign exchange	4.0	3.0
Gain on derivatives	(3.1)	(1.8)
Other income, net	—	(0.1)

Total other expenses	5.7	6.1
Income before provision for income taxes	21.0	22.3
Provision for income taxes	7.7	8.4

Net income	13.3%	13.9%

The following discussion compares the three months ended March 31, 2010, with the three months ended March 31, 2009.

Sales by Market

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

	Three Months Ended March 31,
	2010	2009	Increase
OEM	$17,621	$17,283	$338
Creative professional	6,840	6,323	517

Total revenue	$24,461	$23,606	$855

Revenue

Revenue was $24.5 million and $23.6 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $0.9 million, or 3.6%.

OEM revenue was $17.6 million and $17.3 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $0.3 million, or 2.0%, a result of the following:

•

Printer imaging and driver revenue increased $1.2 million, the result of an increase in royalty revenue from increased sales volume by our OEM customers. The increase in driver revenue was mainly due to a broader deployment of our driver solutions within the product lines of one of our existing OEM customers in the first quarter of 2010, as compared to the same period in 2009.

•

In the three months ended March 31, 2010, our display imaging revenue decreased $0.9 million due to a decline in revenue from certain of our independent software vendor customers and a decline in new one-time license fees.

Creative professional revenue increased $0.5 million or 8.2%, to $6.8 million for the three months ended March 31, 2010, as compared to $6.3 million for the three months ended March 31, 2009. This was primarily due to increased web revenue from expanded web product offerings and generally increased sales volume.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was unchanged at $1.8 million in the three months ended March 31, 2010 and 2009, respectively. Cost of revenue, excluding amortization of acquired technology, was 7.4% and 7.5% of total revenue in the three months ended March 31, 2010 and 2009, respectively. Our OEM revenue as a percentage of total revenue was consistent at 72.0% and 73.2%, in the three months ended March 31, 2010 and 2009, respectively, which contributed to the consistent cost of revenue in dollars, as well as a percent of revenue.

The portion of cost of revenue consisting of amortization of acquired technology increased $0.1 million to $0.9 million for the three months ended March 31, 2010, as compared to $0.8 million for the three months ended March 31, 2009 as a result of our acquisition of Planetweb, Inc. in December 2009.

Gross Profit

Gross profit was 89.0% in the three months ended March 31, 2010 and 2009, respectively. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. OEM revenue represented 72.0% of our total revenue in the first quarter of 2010, as compared to 73.2% in the same period in 2009.

Operating Expenses

Marketing and Selling. Marketing and selling expense remained unchanged at $6.0 million in the three months ended March 31, 2010 and 2009, respectively. Personnel costs including share based compensation, increased $0.3 million in the three months ended March 31, 2010 as compared to the same period in 2009. Marketing and selling headcount was down 6.3% at March 31, 2010 as compared to March 31, 2009 as a result of our restructuring actions in October 2009. However, variable compensation expense and the cost of employee benefits increased in the first quarter of 2010, as compared to the same period in 2009, in addition to annual pay increases. In the three months ended March 31, 2009 we increased our receivable provision by $0.2 million in accordance with our policy. There was no similar expense in the same period in 2010. Advertising expenses decreased $0.1 million, which together with the provision decrease, offset the increased personnel costs experienced in the first quarter of 2010, as compared to the same period in 2009.

Research and Development. Research and development expense increased $0.6 million, or 19.3%, to $4.0 million in the three months ended March 31, 2010, from $3.4 million for the three months ended March 31, 2009. Personnel expenses, including share based compensation, increased $0.7 million in the three months ended March 31, 2010, as compared to the same period in 2009, the result of an increase in variable compensation and benefits as well as annual pay increases. A decrease in consulting expense of $0.1 million partially offset the increased personnel costs.

General and Administrative. General and administrative expense increased $0.2 million or 6.6%, to $4.0 million for the three months ended March 31, 2010, as compared to $3.8 million for the three months ended March 31, 2009. Personnel expenses increased $0.2 million, the result of increased variable compensation and benefits costs as well as annual pay increases in the three months ended March 31, 2010, as compared to the same period in 2009.

Amortization of Other Intangible Assets. Amortization of other intangible assets remained unchanged at $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income was $1.2 million for both the three months ended March 31, 2010 and 2009, respectively. In the first quarter of 2010, our total debt outstanding was lower than in the same period in 2009. The interest expense savings associated with having a lower debt balance was offset by an increase in the average rate of interest on the outstanding debt. Total debt outstanding at March 31, 2010, was $83.8 million as compared to $103.8 million at March 31, 2009. For the three months ended March 31, 2010, the average interest rate on our Amended and Restated Credit Agreement was approximately 4.0% as compared to an average rate of approximately 3.2% for the three months ended March 31, 2009.

Loss on Foreign Exchange

Loss on foreign exchange was $1.0 million and $0.7 million in the three months ended March 31, 2010 and 2009, respectively, an increase of $0.3 million primarily due to currency fluctuations. In the three months ended March 31, 2010, we recorded a loss on our foreign denominated intercompany note of $0.9 million. In the same period in 2009, intercompany note loss of $1.0 million was partially offset by volatility in the Japanese Yen, as compared to the U.S. dollar. We did not experience the same volatility in the Japanese Yen in the first quarter of 2010.

Gain on Derivatives

Gain on derivatives was a gain of $0.8 million and $0.4 million in the three months ended March 31, 2010 and 2009, respectively, an increase of approximately $0.4 million, primarily due to our interest rate swap instrument. In the three months ended March 31, 2010, we recorded a gain on our currency swap of $0.9 million. We recorded a loss on our interest rate swap of $0.1 million in the first quarter of 2010. In the three months ended March 31, 2009, we recorded a gain on our currency swap of $0.8 million which was partially offset by a loss on our interest rate swap of $0.4 million. Our interest rate swap matures in November 2010.

Provision for Income Taxes

For the three months ended March 31, 2010 and 2009, our effective tax rate was 36.5% and 37.4%, respectively. For the three months ended March 31, 2010, the effective tax rate includes 1.1% due to permanent non-deductible share based compensation expense, as compared to 2.1% for the same period in 2009. The effective tax rate for the first quarter of 2009 included a decrease of 1.2% for research and development tax credits. The federal research tax credit expired as of December 31, 2009, and as of March 31, 2010, legislation extending the credit had not been passed, therefore, the research credit is not available in the first quarter of 2010. Our effective tax rate in the first quarter of 2010 includes a 0.9% benefit related to the exercise of incentive stock options, which did not occur in the same period in 2009.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2010 and 2009

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $38.2 million and a $20.0 million revolving line-of-credit which was undrawn at March 31, 2010 and 2009, however, availability under the line-of-credit was reduced by approximately $4.0 million at March 31, 2010 and 2009 as a result of our outstanding derivative instruments with our lender. In March 2010 and 2009, we made mandatory prepayments of $5.2 million and $7.4 million, respectively, under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$11,181	$16,397
Net cash used in investing activities	(132)	(333)
Net cash used in financing activities	(7,300)	(9,996)
Effect of exchange rates on cash and cash equivalents	(162)	(733)

Total increase in cash and cash equivalents	$3,587	$5,335

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

We generated $11.2 million in cash from operations during the three months ended March 31, 2010. Net income, after adjusting for depreciation and amortization, amortization of financing costs and debt discount, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and unrealized gain on derivatives, generated $6.9 million in cash. Accounts receivable and prepaid and other assets provided $0.6 million in cash. Due to the timing of billings and our reporting date, our December 31, 2009 receivables balance contained a few large customer balances which we have since collected. Deferred revenue provided $2.9 million in cash resulting primarily from the receipt of a large royalty prepayment. Accounts payable and accrued income taxes provided $1.1 million in cash. These were partially offset by decreases in accrued expenses and other liabilities which used $0.3 million in cash.

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

Investing Activities

During the three months ended March 31, 2010, cash used in investing activities was $0.1 million which consisted of purchases of property and equipment. Cash used in investing activities was $0.3 million which consisted of purchases of property and equipment during the three months ended March 31, 2009.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010, was $7.3 million which consisted of installment payments on long-term debt of $7.7 million, partially offset by proceeds from the exercise of stock options and excess tax benefit on stock options of $0.4 million. Our outstanding debt at March 31, 2010 was $83.8 million, which is significantly lower than a year ago when the balance was $103.8 million. During the three months ended March 31, 2009, cash used in financing activities consisted primarily of payments on our long-term debt totaling $10.0 million.

Credit Facility

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. Our prepayment of $5.2 million was made in March 2010. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. On October 30, 2009 we entered into a second amendment to our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million of cash per year for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and certain non-operating and non-cash items. In connection with this amendment, we made a $5.0 million principal payment on our debt. The margin rate of prime and LIBOR borrowings were increased to 2.25% and 3.75%, respectively, which reflects a one percentage point increase to each rate. In addition we paid a fee of $0.6 million which is being amortized over the remaining life of the debt. A minimum liquidity requirement was added that requires us to maintain a minimum level of available cash of $20.0 million, including available borrowings under our line of credit.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 2.25%, as defined by the credit agreement, or (ii) LIBOR plus a 3.75%, payable monthly. As of March 31, 2010, the blended interest rate on the Amended and Restated Credit Agreement was 4.0%. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed

$1.5 million on a trailing twelve months basis. As of March 31, 2010, the maximum leverage ratio permitted was 2.75:1.00, and our leverage ratio was 2.09:1.00 and we were in compliance with the minimum liquidity requirement. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,262	$3,290
Provision for income taxes	1,877	1,970
Interest expense, net	1,182	1,171
Depreciation and amortization	2,343	2,288

EBITDA	$8,664	$8,719
Share based compensation	1,337	1,110
Non-cash add backs	105	N/A
Restructuring, issuance and cash non-operating costs (3)	312	N/A
Acquisition expenses	—	N/A

Adjusted EBITDA(1) (2)	$10,418	$9,829

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	The definition of Adjusted EBITDA was modified on October 30, 2009. As a result, certain add backs to Adjusted EBITDA are not applicable in the three months ended March 31, 2009.
(3)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2010.

Other Liquidity Matters

License Agreements

The following summarizes our licensing agreement commitments at March 31, 2010 and the effect of such obligations on liquidity and cash flow in future years (in thousands). This is a supplement to our annual disclosure on Form 10-K. There have been no significant changes to our other contractual obligations since December 31, 2009.

		Twelve Months Ending March 31,
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
License fees (1)	$3,200	$3,100	$100	$—	$—

Total	$3,200	$3,100	$100	$—	$—

(1)	See Note 14 to the condensed consolidated financial statements included in this report under Part I, Item 2.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurement and Disclosures, or ASC 820. ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level as defined by ASC 820, can be found in Note 4. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim period within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $12.4 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2010, one customer individually accounted for 13% of our accounts receivable. As of December 31, 2009, two customers individually accounted for 15% and 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with the prime rate and LIBOR interest rate. At March 31, 2010, the blended rate of interest on our outstanding debt was 4.0%. For each one percent increase in interest rates our interest expense would increase by $0.8 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $50.0 million and matures on November 28, 2010. The total fair value of the financial instrument at March 31, 2010, and December 31, 2009, were liabilities of approximately $0.6 million and $0.8 million, respectively. In the three months ended March 31, 2010 and 2009, we recognized losses of $0.1 million and $0.4 million, respectively, which have been included in gain on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2010, and December 31, 2009, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At March 31, 2010, the note balance was approximately $14.9 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.5 million unrealized transaction loss on this note receivable which would be reported in loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at March 31, 2010 was $1.9 million. For the three months ended March 31, 2010 and 2009, we recognized gains of $0.9 million and $0.8 million, respectively, on the currency swap contract which is included in gain on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold this contract to maturity. The gains recognized during the first quarter of 2010 and 2009 were predominantly non-cash, and if the contract is held to maturity, then the resulting non-cash gain or loss would be zero over the life of the instrument. For the three months ended at both March 31, 2010 and 2009, loss on the intercompany note was $0.9 million and $1.0 million, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objections.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: May 4, 2010	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2010	By:	/S/ SCOTT E. LANDERS
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