Form 10-Q
period 2010-06-30
Monotype Imaging Holdings Inc.
filed 2010-08-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 35,028,952.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44,672	$34,616
Accounts receivable, net of allowance for doubtful accounts of $82 at June 30, 2010 and December 31, 2009	4,260	5,145
Income tax refunds receivable	—	885
Deferred income taxes	1,022	878
Prepaid expenses and other current assets	2,727	1,666

Total current assets	52,681	43,190
Property and equipment, net	1,347	1,790
Goodwill	133,868	140,745
Intangible assets, net	78,985	85,088
Other assets	5,268	1,564

Total assets	$272,149	$272,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$931	$395
Accrued expenses and other current liabilities	8,520	8,635
Accrued income taxes	337	903
Deferred revenue	9,460	6,446
Current portion of long-term debt	12,065	16,293

Total current liabilities	31,313	32,672
Long-term debt, less current portion	69,128	75,060
Other long-term liabilities	2,643	784
Deferred income taxes	17,242	18,310
Reserve for income taxes, net of current portion	1,649	1,550
Accrued pension benefits	3,083	3,479
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 35,027,589 at June 30, 2010 and 34,668,554 at December 31, 2009.	35	35
Additional paid-in capital	152,039	148,273
Treasury stock, at cost, 95,516 shares at June 30, 2010 and December 31, 2009	(86)	(86)
Accumulated deficit	(3,737)	(10,043)
Accumulated other comprehensive (loss) income	(1,160)	2,343

Total stockholders’ equity	147,091	140,522

Total liabilities and stockholders’ equity	$272,149	$272,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$24,435	$22,251	$48,896	$45,857
Costs and expenses:
Cost of revenue	1,910	1,442	3,728	3,203
Cost of revenue—amortization of acquired technology	868	845	1,739	1,688

Total cost of revenue	2,778	2,287	5,467	4,891

Gross profit	21,657	19,964	43,429	40,966
Operating expenses:
Marketing and selling	6,204	5,510	12,178	11,492
Research and development	3,570	3,463	7,591	6,834
General and administrative	4,072	3,458	8,096	7,232
Amortization of other intangible assets	1,187	1,182	2,388	2,357

Total operating expenses	15,033	13,613	30,253	27,915
Income from operations	6,624	6,351	13,176	13,051
Other (income) expense:
Interest expense	1,108	1,056	2,303	2,234
Interest income	—	(53)	(13)	(60)
Loss (gain) on foreign exchange	1,701	(727)	2,689	(5)
(Gain) loss on derivatives	(1,008)	1,126	(1,765)	704
Other (income) expense, net	(9)	17	(9)	(14)

Total other expense	1,792	1,419	3,205	2,859
Income before provision for income taxes	4,832	4,932	9,971	10,192
Provision for income taxes	1,788	1,861	3,665	3,831

Net income	$3,044	$3,071	$6,306	$6,361

Net income available to common stockholders – basic & diluted	$3,022	$3,050	$6,266	$6,314

Net income per common share:
Basic	$0.09	$0.09	$0.18	$0.18
Diluted	$0.08	$0.09	$0.17	$0.18
Weighted average number of shares:
Basic	34,727,219	34,329,898	34,651,885	34,292,955
Diluted	35,992,541	35,105,923	35,924,077	35,062,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$6,306	$6,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,648	4,609
Loss on retirement of fixed assets	3	—
Amortization of deferred financing costs	423	382
Share based compensation	2,811	2,523
Excess tax benefit on stock options	(395)	(8)
Provision for doubtful accounts	16	(40)
Deferred income taxes	526	339
Unrealized currency loss on foreign denominated intercompany transactions	2,140	300
Unrealized (gain) loss on derivatives	(1,820)	294
Changes in operating assets and liabilities:
Accounts receivable	627	1,991
Prepaid expenses and other assets	590	(859)
Accounts payable	562	—
Accrued income taxes	147	(938)
Accrued expenses and other liabilities	943	(3,128)
Deferred revenue	4,391	5,374

Net cash provided by operating activities	21,918	17,200

Cash flows from investing activities
Purchases of property and equipment	(189)	(636)
Purchase of exclusive license	(2,000)	—

Net cash used in investing activities	(2,189)	(636)

Cash flows from financing activities
Payments on long-term debt	(10,583)	(12,324)
Excess tax benefit on stock options	395	8
Proceeds from exercises of common stock options	476	27

Net cash used in financing activities	(9,712)	(12,289)
Effect of exchange rates on cash and cash equivalents	39	(335)

Increase in cash and cash equivalents	10,056	3,940
Cash and cash equivalents at beginning of period	34,616	31,941

Cash and cash equivalents at end of period	$44,672	$35,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across a range of consumer electronics (“CE”) devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices, digital cameras, e-book readers and consumer appliances, as well as in numerous software applications and operating systems. We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We are headquartered in Woburn, Massachusetts and maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 4. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

4. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $50.0 million and matures on November 28, 2010. The total fair value of this financial instrument at June 30, 2010 and December 31, 2009 was a liability of approximately $0.4 million and $0.8 million, respectively.

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) beginning January 2011 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at June 30, 2010 was a liability of $0.4 million. We did not designate either contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income.

The current portions of the interest rate swaps are included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. In the three months ended June 30, 2010 and 2009, we recognized losses of $0.4 million and $0.2 million, respectively. In both the six months ended June 30, 2010 and 2009, we recognized losses of $0.5 million, respectively. The losses have been included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net loss of $1.4 million and a net gain of $1.1 million on the intercompany note for the three months ended June 30, 2010 and 2009, respectively. In the six months ended June 30, 2010 and 2009, we incurred a net loss of $2.4 million and a net gain of $0.1 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. The total fair value of the financial instrument at June 30, 2010 and December 31, 2009 was an asset of approximately $3.0 million and $1.1 million, respectively.

The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other long-term assets in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2010 and 2009, we incurred an aggregate fair value gain of $1.4 million and a loss of $0.9 million, respectively. For the six months ended June 30, 2010 and 2009, we incurred an aggregate fair value gain of $2.3 million and a loss of $0.2 million, respectively, which is included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Financial Accounting Standards Codification established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – currency swap, current portion	$1,194	$—	$1,194	$—
Derivatives – currency swap, long-term portion	1,764	—	1,764	—

Total assets	$2,958	$—	$2,958	$—

Liabilities:
Derivatives – interest rate swaps, current portion	$582	$—	$582	$—
Derivatives – interest rate swaps, long-term portion	188	—	188	—

Total liabilities	$770	$—	$770	$—

The Company’s recurring fair value measures relate to derivative instruments. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2010 the fair value of our long-term debt approximated its carrying value of $81.2 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets.

5. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2010			December 31, 2009
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	9-15	$46,067	$(24,028)	$22,039	$47,025	$(22,040)	$24,985
Acquired technology	8-15	44,091	(17,622)	26,469	44,449	(15,968)	28,481
Non-compete agreements	3-6	11,470	(11,078)	392	11,685	(11,072)	613
Trademarks		25,685	—	25,685	26,609	—	26,609
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$131,713	$(52,728)	$78,985	$134,168	$(49,080)	$85,088

6. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Credit Facility—$82.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (4.10% at June 30, 2010), and $55 thousand at Prime plus 1.25% (5.50% at June 30, 2010) due in monthly installments of principal and interest through July 2012	$82,555	$93,138
Less unamortized financing costs	(1,362)	(1,785)

Total debt	81,193	91,353
Less current portion	(12,065)	(16,293)

Long-term debt	$69,128	$75,060

We are subject to a maximum leverage ratio and a minimum liquidity requirement under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2010.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$19	$18	$40	$36
Interest cost	40	42	83	81

Net periodic benefit cost	$59	$60	$123	$117

8. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2010		2009
Provision for income taxes at statutory rate	$1,692	35.0%	$1,726	35.0%
State and local income taxes, net of federal tax benefit	90	1.9%	149	3.0%
Stock compensation	51	1.0%	96	2.0%
Effect of state tax law change	—	—	(104)	(2.1)%
Disqualifying dispositions on incentive stock options	(26)	(0.5)%	—	—
Other, net	(19)	(0.4)%	(6)	(0.2)%

Reported income tax provision	$1,788	37.0%	$1,861	37.7%

	Six Months Ended June 30,
	2010		2009
Provision for income taxes at statutory rate	$3,490	35.0%	$3,567	35.0%
State and local income taxes, net of federal tax benefit	186	1.9%	232	2.3%
Stock compensation	106	1.1%	206	2.0%
Effect of state tax law change	—	—	(104)	(1.0)%
Disqualifying dispositions on incentive stock options	(70)	(0.7)%	—	—
Other, net	(47)	(0.5)%	(70)	(0.7)%

Reported income tax provision	$3,665	36.8%	$3,831	37.6%

At June 30, 2010 and December 31, 2009, the reserve for uncertain tax positions was approximately $2.0 million and $1.5 million, respectively.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

9. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,044	$3,071	$6,306	$6,361
Net changes in:
Foreign currency translation adjustment, net of tax of $1,223, $781, $412 and $189, respectively	(2,104)	1,333	(3,503)	322

Total comprehensive income	$940	$4,404	$2,803	$6,683

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income, as reported	$3,044	$3,071	$6,306	$6,361
Less: net income attributable to participating securities	(22)	(21)	(40)	(47)

Net income available to common shareholders—basic and diluted	$3,022	$3,050	$6,266	$6,314

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,980,893	34,565,249	34,872,740	34,546,287
Less: weighted-average shares of unvested restricted common stock outstanding	(253,674)	(235,351)	(220,855)	(253,332)

Weighted-average number of common shares used in computing basic net income per common share	34,727,219	34,329,898	34,651,885	34,292,955

Net income per share applicable to common shareholders—basic	$0.09	$0.09	$0.18	$0.18

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Diluted:
Weighted-average shares of common stock outstanding	34,980,893	34,565,249	34,872,740	34,546,287
Less: weighted-average shares of unvested restricted common stock outstanding	(253,674)	(235,351)	(220,855)	(253,332)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,207,718	659,689	1,203,576	650,746
Weighted-average number of restricted stock, based on the treasury stock method	57,604	116,336	68,616	118,578

Weighted-average number of common shares used in computing diluted net income per common share	35,992,541	35,105,923	35,924,077	35,062,279

Net income per share applicable to common shareholders—diluted	$0.08	$0.09	$0.17	$0.18

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options	1,705,204	2,119,645	1,433,447	2,135,547

11. Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation – Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Marketing and selling	$543	$470	$1,023	$882
Research and development	309	389	615	554
General and administrative	622	554	1,173	1,087

Total share based compensation	$1,474	$1,413	$2,811	$2,523

As of June 30, 2010, the Company had $10.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.6 years.

12. Restructuring

On November 10, 2008, we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was completed in April 2009, other than the payment of deferred termination benefits to certain terminated employees. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009, in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount to improve operational efficiencies, primarily within the creative professional area of our business, and will consolidate certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company has recorded total charges to operations of approximately $0.9 million for severance and termination benefits associated with this plan; approximately $0.7 million in 2009, $0.2 million in the first quarter of 2010 and $20 thousand in the second quarter of 2010, respectively. The restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The following presents the impact of the restructuring actions on our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Marketing and selling	$—	$—	$—	$—
Research and development	4	—	46	—
General and administrative	16	42	183	84

Total restructuring	$20	$42	$229	$84

Restructuring charges incurred to date relate to severance and termination benefits.

The following presents the restructuring activity (in thousands):

Personnel related
Reserve at December 31, 2009	$376
Charges during Q1 2010	209
Cash payments during Q1 2010	(254)
Foreign currency exchange rate changes	(10)

Reserve at March 31, 2010	$321
Charges during Q2 2010	20
Cash payments during Q2 2010	(259)
Foreign currency exchange rate changes	(24)

Reserve at June 30, 2010	$58

Future cash expenditures related to the restructuring are expected to be approximately $37 thousand, net of tax savings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OEM	$18,387	$16,894	$36,008	$34,177
Creative professional	6,048	5,357	12,888	11,680

Total	$24,435	$22,251	$48,896	$45,857

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

	Three Months Ended June 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,904	36.4%	$7,362	33.1%
Asia	10,718	43.9	9,074	40.8
United Kingdom	1,154	4.7	2,331	10.5
Germany	3,659	15.0	3,484	15.6

Total	$24,435	100.0%	$22,251	100.0%

	Six Months Ended June 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$17,831	36.5%	$15,784	34.4%
Asia	21,105	43.2	18,872	41.2
United Kingdom	2,468	5.0	4,031	8.8
Germany	7,492	15.3	7,170	15.6

Total	$48,896	100.0%	$45,857	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2010	December 31, 2009
Long-lived assets:
United States	$158,629	$162,494
Asia	3,444	3,523
United Kingdom	44	59
Germany	52,083	61,547

Total	$214,200	$227,623

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2010 and December 31, 2009.

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE, devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices, digital cameras, e-book readers and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 18 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver and user interface technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 13,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites fonts.com, linotype.com, itcfonts.com, faces.co.uk and fontexplorerx.com, which attracted more than 27 million visits in 2009 from over 200 countries and territories, direct and indirect sales and custom font design services.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$8,904	36.4%	$7,362	33.1%
Asia	10,718	43.9	9,074	40.8
United Kingdom	1,154	4.7	2,331	10.5
Germany	3,659	15.0	3,484	15.6

Total	$24,435	100.0%	$22,251	100.0%

	Six Months Ended June 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$17,831	36.5%	$15,784	34.4%
Asia	21,105	43.2	18,872	41.2
United Kingdom	2,468	5.0	4,031	8.8
Germany	7,492	15.3	7,170	15.6

Total	$48,896	100.0%	$45,857	100.0%

For the three months ended June 30, 2010 and 2009, sales by our subsidiaries located outside the United States comprised 63.6% and 66.9%, respectively, of our total revenue. For the six months ended June 30, 2010 and 2009, sales by our subsidiaries located outside the United States comprised 63.5% and 65.6%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended June 30, 2010 and 2009, our top ten licensees by revenue accounted for approximately 51.7% and 53.4% of our total revenue, respectively. For the six months ended June 30, 2010 and 2009, our top ten licensees by revenue accounted for approximately 50.9% and 49.6% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or six months ended June 30, 2010 or 2009, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties for printer imaging, display imaging and printer driver, or driver, products. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed. We generally recognize custom font design services revenue upon delivery. Our creative professional revenue during the second quarter of 2009 was significantly lower than we have experienced in several years, due to overall economic conditions.

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our creative professional business, the cost of our custom design service revenue is substantially higher than the cost of our other revenue. As a result, our gross profit varies from period-to-period depending on the mix between, and within, OEM and creative professional revenue.

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives and we did not anticipate an overall change in headcount. The restructuring plan was completed in April 2009. We implemented a second restructuring plan on October 21, 2009. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom office. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. The restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $37 thousand, net of tax savings.

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

There has been no material change in our critical accounting policies since December 31, 2009. Information about our critical accounting policies may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Revenue:
OEM	75.2%	75.9%
Creative professional	24.8	24.1

Total revenue	100.0	100.0
Cost of revenue	7.8	6.5
Cost of revenue—amortization of acquired technology	3.6	3.8

Total cost of revenue	11.4	10.3

Gross profit	88.6	89.7
Marketing and selling	25.4	24.8
Research and development	14.5	15.6
General and administrative	16.7	15.5
Amortization of other intangible assets	4.9	5.3

Total operating expenses	61.5	61.2

Income from operations	27.1	28.5
Interest expense, net	4.5	4.5
Loss (gain) on foreign exchange	6.9	(3.4)
(Gain) loss on derivatives	(4.1)	5.1
Other expense, net	—	0.1

Total other expense	7.3	6.3
Income before provision for income taxes	19.8	22.2
Provision for income taxes	7.3	8.4

Net income	12.5%	13.8%

The following discussion compares the three months ended June 30, 2010 with the three months ended June 30, 2009.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2010	2009
OEM	$18,387	$16,894	$1,493
Creative professional	6,048	5,357	691

Total revenue	$24,435	$22,251	$2,184

Revenue

Revenue was $24.4 million and $22.3 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $2.1 million, or 9.8%.

OEM revenue increased $1.5 million, or 8.8%, to $18.4 million for the three months ended June 30, 2010, as compared to $16.9 million for the three months ended June 30, 2009, a result of the following:

•	Printer imaging and driver revenue increased $2.1 million, driven mainly by increased unit shipments by our OEM customers.

•

In the three months ended June 30, 2010, our display imaging revenue decreased $0.9 million primarily the result of an interruption in the recognition of revenues from one customer as a result of timing of a contract renewal, which has since been completed. This decrease was partially offset by increased license and custom revenue from certain of our independent software vendor customers.

Creative professional revenue was $6.0 million and $5.4 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $0.6 million, or 12.9%, primarily due to a general increase in sales volume in our direct sales channels and in custom revenue. In the second quarter of 2009 our creative professional revenue was significantly lower than we have experienced in several years due to economic conditions. Our web revenue was consistent period-over-period.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $1.9 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $0.5 million. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 7.8% and 6.5% in the three months ended June 30, 2010 and 2009, respectively. The increase in cost of revenue in dollars was mainly due to increased revenue. The increase as a percentage of revenue was a result of a change in product mix. In the three months ended June 30, 2010 a portion our revenue had a higher associated cost, as compared to the same period in 2009.

The portion of cost of revenue consisting of amortization of acquired technology was $0.9 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.

Gross Profit

Gross profit was 88.6% of sales in the three months ended June 30, 2010, as compared to 89.7% in the three months ended June 30, 2009, a decrease of 1.1%. The decrease in our gross profit in the second quarter of 2010, as compared to the same period in 2009, is primarily the result of low margin license revenue from a few OEM customers.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $6.2 million and $5.5 million in the three months ended June 30, 2010 and 2009, respectively, an increase of $0.7 million, or 12.7%. Personnel costs increased $0.6 million in the three months ended June 30, 2010, as compared to the same period in 2009. The increase in personnel expenses was primarily due to a higher sales volume, which affects variable compensation, partially offset by a 9% reduction in headcount from our October 2009 restructuring plan. We recovered $0.1 million on our doubtful accounts during the second quarter of 2009, which did not repeat in the same quarter in 2010. Increased discretionary spending for travel related costs and outside services of $0.2 million were offset by decreased advertising spending of the same amount.

Research and Development. Research and development expense was $3.6 million in the three months ended June 30, 2010, as compared to $3.5 million in the same period in 2009, an increase of $0.1 million or 3.1%. Increased variable compensation costs of $0.3 million were partially offset by decreased spending on outside services of $0.2 million.

General and Administrative. General and administrative expense was $4.1 million and $3.5 million in the three months ended June 30, 2010 and 2009, respectively, an increase of $0.6 million, or 17.8%. Personnel costs increased $0.3 million in the three months ended June 30, 2010, as compared to the same period in 2009, primarily the result of an increase in variable compensation. Increases in legal expenses, related primarily to the protection of our intellectual property, contributed $0.2 million to the overall increase in general and administrative expenses in the three months ended June 30, 2010, as compared to the same period in 2009.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.2 million in both of the three month periods ended June 30, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income increased $0.1 million, or 10.5%, to $1.1 million for the three months ended June 30, 2010, as compared to $1.0 million for the three months ended June 30, 2009. The increase is the result of a higher rate of interest on the outstanding debt, which was partially offset by lower total debt outstanding in the second quarter of 2010, as compared to the same period in 2009. At June 30, 2010, the blended interest rate of borrowings under our Amended and Restated Credit Agreement was 4.1%, as compared to a blended rate of 3.1% at June 30, 2009. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2010 was $81.2 million, as compared to $101.7 million at June 30, 2009.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $1.7 million and a gain of $0.7 million in the three months ended June 30, 2010 and 2009, respectively, a decrease of $2.4 million primarily due to a loss on our Euro denominated intercompany note.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $1.0 million and a loss of $1.1 million in the three months ended June 30, 2010 and 2009, respectively, an increase of $2.1 million, the net result of changes to the market value of our swap contracts.

Provision for Income Taxes

For the three months ended June 30, 2010 and 2009, our effective tax rate was 37.0% and 37.7%, respectively. Our effective state tax rate, net of federal benefit, for the second quarter of 2010 was 1.9%, as compared to 3.0% for the same period in 2009, a decrease of 1.1%. During the three months ended June 30, 2009, the effective rate included a one-time benefit of 2.1%, due to a change in state tax laws. During the three months ended June 30, 2010, the effective rate included 1.0% for permanent non-deductible share based compensation expense, as compared to 2.0% for the same period in 2009. Our effective tax rate in the three months ended June 30, 2010 includes a benefit of 0.5% related to the exercise of stock options, which did not occur in the same period in 2009.

Results of Operations for the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Revenue:
OEM	73.6%	74.5%
Creative professional	26.4	25.5

Total revenue	100.0	100.0
Cost of revenue	7.6	7.0
Cost of revenue—amortization of acquired technology	3.6	3.7

Total cost of revenue	11.2	10.7

Gross profit	88.8	89.3
Marketing and selling	24.9	25.0
Research and development	15.5	14.9
General and administrative	16.6	15.8
Amortization of other intangible assets	4.9	5.1

Total operating expenses	61.9	60.8

Income from operations	26.9	28.5
Interest expense, net	4.7	4.8
Loss on foreign exchange	5.4	—
(Gain) loss on derivatives	(3.6)	1.5
Other expense (income), net	—	—

Total other expense	6.5	6.3
Income before provision for income taxes	20.4	22.2
Provision for income taxes	7.5	8.3

Net income	12.9%	13.9%

The following discussion compares the six months ended June 30, 2010 with the six months ended June 30, 2009.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2010	2009
OEM	$36,008	$34,177	$1,831
Creative professional	12,888	11,680	1,208

Total revenue	$48,896	$45,857	$3,039

Revenue

Revenue was $48.9 million and $45.9 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $3.0 million, or 6.6%.

OEM revenue was $36.0 million and $34.2 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $1.8 million, or 5.4%, a result of the following:

•	Printer imaging and driver revenue increased $3.3 million, the result of an increase in unit shipments by our OEM customers.

•

In the six months ended June 30, 2010, our display imaging revenue decreased $1.9 million due to a decline in license and royalty revenue primarily the result of an interruption in the recognition of revenues from one customer as a result of timing of a contract renewal which has since been completed, and partially due to a decline in new one-time license fees.

Creative professional revenue increased $1.2 million or 10.3%, to $12.9 million for the six months ended June 30, 2010, as compared to $11.7 million for the six months ended June 30, 2009. Increased direct revenue and increased web revenue, from expanded web product offerings and generally increased sales volume, together provided $1.1 million to the overall increase period-over-period.

Cost of Revenue

Cost of revenue excluding amortization of acquired technology was $3.7 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $0.5 million, or 16.4%. As a percentage of total revenue, cost of revenue excluding amortization was 7.6% and 7.0% in the six months ended June 30, 2010 and 2009, respectively. The increase in cost of revenue in dollars was partially the result of a higher sales volume and the increase as a percentage of revenue was due to product mix. OEM revenue represented 73.6% of our total revenue in the six months ended June 30, 2010 as compared to 74.5% in the same period in 2009. The higher percentage of creative professional revenue in the six months ended June 30, 2010 contributed to the increase in cost of revenue as compared to the same period in 2009, as creative professional revenue typically has a higher associated cost than our OEM revenue.

Amortization of acquired technology remained unchanged at $1.7 million for the six months ended June 30, 2010 and 2009.

Gross Profit

Gross profit was 88.8% in the six months ended June 30, 2010, as compared to 89.3% in the six months ended June 30, 2009, a decrease of 0.5%, mainly due to product mix. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. OEM revenue represented 73.6% of our total revenue in the first half of 2010, as compared to 74.5% in the same period in 2009. Our OEM revenue typically has a lower associated cost than our creative professional revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $12.2 million and $11.5 million in the six months ended June 30, 2010 and 2009, respectively, an increase of $0.7 million, or 6.0% mainly due to higher personnel costs. A net increase in personnel expenses of $0.7 million, the result of higher variable compensation due to a higher sales volume, which was partially offset by a decrease in headcount from our October 2009 restructuring action, contributed to the increase in marketing and selling expenses in the six months ended June 30, 2010, as compared to the same period in 2009.

Research and Development. Research and development expense increased $0.8 million, or 11.0%, to $7.6 million in the six months ended June 30, 2010, as compared to $6.8 million in the six months ended June 30, 2009 primarily due to an increase in personnel expenses. Personnel related expenses increased $0.8 million in the first half of 2010, as compared to the same period in 2009, mainly a result of an increase in variable compensation.

General and Administrative. General and administrative expense increased $0.9 million, or 12.0%, to $8.1 million in the six months ended June 30, 2010, as compared to $7.2 million in the six months ended June 30, 2009. Increased personnel related expenses contributed $0.6 million to the increase, including severance related expenses of $0.1 million, in the first half of 2010, as compared to the same period in 2009. The personnel related increase was mainly the result of an increase in variable compensation and our October 2009 restructuring action. Increased legal expenses of $0.3 million, mainly related to the protection of our intellectual property, contributed to the overall increase.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.4 million in both the six month periods ended June 30, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income was $2.3 million for the six months ended June 30, 2010, as compared to $2.2 million for the six months ended June 30, 2009, an increase of $0.1 million, or 5.3%. The increase is the result of a higher rate of interest on the outstanding debt, which was partially offset by lower total debt outstanding in the first half of 2010, as compared to the same period in 2009. At June 30, 2010, the blended interest rate of borrowings under our Amended and Restated Credit Agreement was 4.1%, as compared to a blended rate of 3.1% at June 30, 2009. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2010 was $81.2 million, as compared to $101.7 million at June 30, 2009.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $2.7 million and a gain of $5 thousand for the six months ended June 30, 2010 and 2009, respectively, a decrease of approximately $2.7 million, primarily due to our Euro denominated intercompany note. For the six months ended June 30, 2010, we recorded a loss of $2.4 million on the note compared to a gain of $80 thousand for the six months ended June 30, 2009.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $1.8 million and a loss of $0.7 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $2.5 million. In the first half of 2010, we recorded a gain of $2.3 million on our currency swap contract and a loss of $0.5 million on our interest rate swap contracts. In the first half of 2009, $0.5 million of the loss relates to our interest rate swap contract and the remaining $0.2 million relates to our currency swap contract.

Provision for Income Taxes

For the six months ended June 30, 2010 and 2009, our effective tax rate was 36.8% and 37.6%, respectively. Our effective state tax rate, net of federal benefit, decreased 0.4% in the six months ended June 30, 2010 as compared to the same period in 2009. The effective rate decreased 0.9% to 1.1%, in the first half of 2010, from 2.0% in the first half of 2009, for share based compensation expense. The effective tax rate in the first half of 2010 included a benefit of 0.7% related to the exercise of stock options, which did not occur in the same period in 2009. There was a one-time benefit of 1.0% during the first six months of 2009 as a result of a change in state tax laws.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2010 and 2009

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $44.7 million and a $20.0 million revolving line-of-credit which was undrawn at June 30, 2010 and December 31, 2009, however, availability under the line-of-credit was reduced by approximately $4.0 million at both June 30, 2010 and December 31, 2009 as a result of our outstanding derivative instruments with our lender. In March 2010 and 2009, we made mandatory prepayments of $5.2 million and $7.4 million, respectively, under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, future acquisitions we might undertake and the expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all, especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$21,918	$17,200
Net cash used in investing activities	(2,189)	(636)
Net cash used in financing activities	(9,712)	(12,289)
Effect of exchange rates on cash and cash equivalents	39	(335)

Total increase in cash and cash equivalents	$10,056	$3,940

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

We generated $21.9 million in cash from operations during the six months ended June 30, 2010. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and gain on derivatives, generated $14.7 million in cash. Deferred revenue provided $4.4 million in cash, resulting primarily from the receipt of two large royalty prepayments. Collections on accounts receivable, decreases in prepaid expenses and other assets and increases in accounts payable and accrued expenses and other liabilities provided $2.7 million in cash.

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

Investing Activities

In the six month periods ended June 30, 2010, cash used in investing activities consisted of purchases of an exclusive license and the purchase of property and equipment. In the six months ended June 30, 2009, cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 was $9.7 million. Payments on long-term debt used $10.6 million in cash, offset by $0.5 million in cash received from stock option exercises and $0.4 million related to the excess tax benefit on stock options for the six months ended June 30, 2010. Cash used in financing activities for the six months ended June 30, 2009 was $12.3 million which primarily consisted of payments on long-term debt.

Credit Facility

        On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined in the agreement, which must be paid within five days of the delivery of our audited financial statements. Our prepayment of $5.2 million was made in March 2010. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. On October 30, 2009 we entered into a second amendment to our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million of cash per year for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and certain non-operating and non-cash items. In connection with this amendment, we made a $5.0 million principal payment on our debt. The margin rate of prime and LIBOR borrowings were increased to 2.25% and 3.75%, respectively, which reflects a one percentage point increase to each rate. In addition we paid a fee of $0.6 million which is being amortized over the remaining life of the debt. A minimum liquidity requirement was added that requires us to maintain a minimum level of available cash, which is defined as cash held in U.S. banks plus available borrowings under our line of credit, of $20.0 million. At June 30, 2010 our available cash was $58.5 million.

Borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 2.25%, as defined in the credit agreement, or (ii) LIBOR plus a 3.75%, payable monthly. As of June 30, 2010, the blended interest rate on the Amended and Restated Credit Agreement was 4.1%. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of June 30, 2010, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 1.99:1.00. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,044	$3,071	$6,306	$6,361
Provision for income taxes	1,788	1,861	3,665	3,831
Interest expense, net	1,108	1,003	2,290	2,174
Depreciation and amortization	2,305	2,321	4,648	4,609

EBITDA	$8,245	$8,256	$16,909	$16,975
Share based compensation	1,474	1,413	2,811	2,523
Non-cash add backs	447	N/A	552	N/A
Restructuring, issuance and cash non-operating costs(3)	35	N/A	347	N/A
Acquisition expenses	—	N/A	—	N/A

Adjusted EBITDA(1)(2)	$10,201	$9,669	$20,619	$19,498

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	The definition of Adjusted EBITDA was modified on October 30, 2009. As a result, certain add-backs to Adjusted EBITDA are not applicable in the three and six months ended June 30, 2009.
(3)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2010.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $2.2 million and $10.8 million at June 30, 2010 and December 31, 2009, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2010, one customer individually accounted for 17.9% of our gross accounts receivable. As of December 31, 2009, two customers individually accounted for 15% and 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of our revenue.

Derivative Financial Instruments and Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt. ASC Topic No.815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, ASC 815 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2010, the blended rate of interest on our outstanding debt was 4.1%. For each one percent increase in interest rates our interest expense would increase by $0.8 million; however, this would be mitigated by our interest rate swaps. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $50.0 million and matures on November 28, 2010. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of these financial instruments at both June 30, 2010, and December 31, 2009, were liabilities of approximately $0.8 million, respectively. In the three months ended June 30, 2010 and 2009 we recognized losses of $0.4 million and $0.2 million, respectively. In both the six months ended June 30, 2010 and 2009, we recognized a loss of $0.5 million, respectively. The losses have been included in loss on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2010 and December 31, 2009 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At June 30, 2010, the note balance was approximately $12.2 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.2 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the three months ended June 30, 2010 and 2009, we incurred a gain of $1.4 million and a loss of $0.9 million, respectively. For the six months ended June 30, 2009 and 2008, we incurred a gain of $2.3 million and a loss of $0.2 million, respectively, on the currency swap contract. The gains and losses on the currency swap are included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

Losses and (gains) on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed statements of income, and were a net loss of $1.4 million and a net gain of $1.1 million for the three months ended June 30, 2010 and 2009, respectively. In the six months ended June 30, 2010 and 2009, we incurred a net loss of $2.4 million and a net gain of $0.1 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at that reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended June 30, 2010.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: August 2, 2010	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2010	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.