Form 10-Q
period 2010-09-30
Monotype Imaging Holdings Inc.
filed 2010-11-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2010 was 34,991,446.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$54,621	$34,616
Accounts receivable, net of allowance for doubtful accounts of $135 at September 30, 2010 and $82 at December 31, 2009	4,036	5,145
Income tax refunds receivable	—	885
Deferred income taxes	1,013	878
Prepaid expense and other current assets	2,437	1,666

Total current assets	62,107	43,190
Property and equipment, net	1,595	1,790
Goodwill	138,485	140,745
Intangible assets, net	78,214	85,088
Other assets	5,586	1,564

Total assets	$285,987	$272,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$305	$395
Accrued expenses and other current liabilities	10,293	8,635
Accrued income taxes	1,704	903
Deferred revenue	12,477	6,446
Current portion of long-term debt	19,250	16,293

Total current liabilities	44,029	32,672
Long-term debt, less current portion	59,279	75,060
Other long-term liabilities	852	784
Deferred income taxes	19,878	18,310
Reserve for income taxes, net of current portion	1,118	1,550
Accrued pension benefits	3,499	3,479
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 35,071,425 at September 30, 2010 and 34,668,554 at December 31, 2009	35	35
Additional paid-in capital	153,719	148,273
Treasury stock, at cost, 95,516 shares at September 30, 2010 and December 31, 2009	(86)	(86)
Retained earnings (accumulated deficit)	2,186	(10,043)
Accumulated other comprehensive income	1,478	2,343

Total stockholders’ equity	157,332	140,522

Total liabilities and stockholders’ equity	$285,987	$272,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$28,358	$23,032	$77,254	$68,889
Costs and expenses:
Cost of revenue	1,825	1,788	5,553	4,991
Cost of revenue—amortization of acquired technology	869	847	2,608	2,535

Total cost of revenue	2,694	2,635	8,161	7,526

Gross profit	25,664	20,397	69,093	61,363
Operating expenses:
Marketing and selling	6,731	5,795	18,909	17,287
Research and development	3,934	3,350	11,525	10,184
General and administrative	4,104	3,565	12,200	10,797
Amortization of other intangible assets	1,189	1,190	3,577	3,547

Total operating expenses	15,958	13,900	46,211	41,815
Income from operations	9,706	6,497	22,882	19,548
Other (income) expense:
Interest expense	1,084	1,009	3,387	3,243
Interest income	—	—	(13)	(60)
(Gain) loss on foreign exchange	(1,202)	(688)	1,487	(693)
Loss (gain) on derivatives	1,597	1,073	(168)	1,777
Other expense (income), net	—	21	(9)	7

Total other expense	1,479	1,415	4,684	4,274
Income before provision for income taxes	8,227	5,082	18,198	15,274
Provision for income taxes	2,304	2,063	5,969	5,894

Net income	$5,923	$3,019	$12,229	$9,380

Net income available to common shareholders – basic & diluted	$5,886	$3,001	$12,152	$9,315

Net income per common share:
Basic	$0.17	$0.09	$0.35	$0.27
Diluted	$0.16	$0.08	$0.34	$0.26
Weighted average number of shares:
Basic	35,208,237	34,403,363	34,710,406	34,330,162
Diluted	36,264,638	35,430,772	35,910,668	35,185,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$12,229	$9,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,966	6,949
Loss on retirement of fixed assets	3	20
Amortization of deferred financing costs	614	544
Share based compensation	4,206	3,904
Excess tax benefit on stock options	(533)	(55)
Provision for doubtful accounts	68	(92)
Deferred income taxes	749	873
Unrealized currency loss (gain) on foreign denominated intercompany transactions	1,043	(676)
Unrealized (gain) loss on derivatives	(237)	1,010
Changes in operating assets and liabilities:
Accounts receivable	1,033	1,614
Prepaid expenses and other assets	876	(54)
Accounts payable	(81)	551
Accrued income taxes	1,113	(839)
Accrued expenses and other liabilities	2,694	(3,226)
Deferred revenue	4,965	2,444

Net cash provided by operating activities	35,708	22,347

Cash flows from investing activities
Purchases of property and equipment	(633)	(834)
Purchase of exclusive license	(3,000)	—

Net cash used in investing activities	(3,633)	(834)

Cash flows from financing activities
Payments on long-term debt	(13,438)	(14,907)
Excess tax benefit on stock options	533	55
Proceeds from exercises of common stock options	585	77

Net cash used in financing activities	(12,320)	(14,775)
Effect of exchange rates on cash and cash equivalents	250	53

Increase in cash and cash equivalents	20,005	6,791
Cash and cash equivalents at beginning of period	34,616	31,941

Cash and cash equivalents at end of period	$54,621	$38,732

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 4. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not expect the adoption of this pronouncement to have a material impact on the Company’s results of operations, financial position or liquidity.

4. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $50.0 million and matures on November 28, 2010. The total fair value of this financial instrument at September 30, 2010 and December 31, 2009 was a liability of approximately $0.2 million and $0.8 million, respectively.

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at September 30, 2010 was a liability of $0.7 million. We did not designate either contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The current portions of the interest rate swaps are included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred net gains of $1.3 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, on the intercompany note. In the nine months ended September 30, 2010 and 2009, we incurred a net loss of $1.0 million and a gain of $0.9 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. The total fair value of the financial instrument at September 30, 2010 and December 31, 2009 was an asset of approximately $1.5 million and $1.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other long-term assets in the accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest rate swaps	$354	$204	$839	$739
Currency swap	1,243	868	(1,010)	1,040
Other	—	1	3	(2)

Total	$1,597	$1,073	$(168)	$1,777

Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – currency swap, current portion	$616	$—	$616	$—
Derivatives – currency swap, long-term portion	873	—	873	—

Total assets	$1,489	$—	$1,489	$—

Liabilities:
Derivatives – interest rate swaps, current portion	$594	$—	$594	$—
Derivatives – interest rate swaps, long-term portion	290	—	290	—

Total liabilities	$884	$—	$884	$—

The Company’s recurring fair value measurements relate to derivative instruments. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2010 the fair value of our long-term debt approximated its carrying value of $78.5 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

5. Intangible Assets and Other Long-term Assets

Intangible assets consist of the following (dollar amounts in thousands):

	Life (Years)	September 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	9-15	$46,707	$(25,309)	$21,398	$47,025	$(22,040)	$24,985
Acquired technology	8-15	44,331	(18,556)	25,775	44,449	(15,968)	28,481
Non-compete agreements	3-6	11,614	(11,275)	339	11,685	(11,072)	613
Trademarks		26,302	—	26,302	26,609	—	26,609
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$133,354	$(55,140)	$78,214	$134,168	$(49,080)	$85,088

In March 2010, we entered into a $3.0 million font license that expires in December 2020. The license has been classified as other long term assets on the condensed consolidated balance sheet and is being amortized on a straight-line basis over its contractual term.

6. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Credit Facility—$79.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 2.75% (4.01% at September 30, 2010), and $0.2 million at Prime plus 1.25% (5.50% at September 30, 2010) due in monthly installments of principal and interest through July 2012	$79,700	$93,138
Less unamortized financing costs	(1,171)	(1,785)

Total debt	78,529	91,353
Less current portion	(19,250)	(16,293)

Long-term debt	$59,279	$75,060

We are subject to a maximum leverage ratio under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2010.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$20	$20	$60	$56
Interest cost	40	43	123	124

Net periodic benefit cost	$60	$63	$183	$180

8. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2010		2009
Provision for income taxes at statutory rate	$2,879	35.0%	$1,779	35.0%
State and local income taxes, net of federal tax benefit	54	0.7%	24	0.5%
Stock compensation	78	1.0%	124	2.4%
Effect of rate changes on deferred taxes	(158)	(1.9)%	—	—
Reversal of reserve for income taxes	(351)	(4.3)%	—	—
Other, net	(198)	(2.5)%	136	2.7%

Reported income tax provision	$2,304	28.0%	$2,063	40.6%

	Nine Months Ended September 30,
	2010		2009
Provision for income taxes at statutory rate	$6,369	35.0%	$5,346	35.0%
State and local income taxes, net of federal tax benefit	240	1.3%	257	1.7%
Stock compensation	183	1.0%	330	2.2%
Effect of rate changes on deferred taxes	(158)	(0.9)%	—	—
Reversal of reserve for income taxes	(351)	(1.9)%	—	—
Other, net	(314)	(1.7)%	(39)	(0.3)%

Reported income tax provision	$5,969	32.8%	$5,894	38.6%

At September 30, 2010 and December 31, 2009, the reserve for gross uncertain tax positions was approximately $1.7 million and $1.5 million, respectively.

9. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$5,923	$3,019	$12,229	$9,380
Net changes in:
Foreign currency translation adjustment, net of tax of ($1,533), ($576), $501 and ($765), respectively	2,638	984	(865)	1,306

Total comprehensive income	$8,561	$4,003	$11,364	$10,686

10. Net Income Per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. In accordance with ASC Topic No. 260, Earnings Per Share, diluted net income per share is calculated using the more dilutive of the following two approaches:

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income, as reported	$5,923	$3,019	$12,229	$9,380
Less: net income attributable to participating securities	(37)	(18)	(77)	(65)

Net income available to common shareholders – basic and diluted	$5,886	$3,001	$12,152	$9,315

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,426,859	34,608,382	34,929,708	34,567,213
Less: weighted-average shares of unvested restricted common stock outstanding	(218,622)	(205,019)	(219,302)	(237,051)

Weighted-average number of common shares used in computing basic net income per common share	35,208,237	34,403,363	34,710,406	34,330,162

Net income per share applicable to common shareholders – basic	$0.17	$0.09	$0.35	$0.27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted:
Weighted-average shares of common stock outstanding	35,426,859	34,608,382	34,929,708	34,567,213
Less: weighted-average shares of unvested restricted common stock outstanding	(218,622)	(205,019)	(219,302)	(237,051)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,042,805	915,536	1,149,986	739,009
Weighted-average number of restricted stock outstanding, based on the treasury stock method	13,596	111,873	50,276	116,343

Weighted-average number of common shares used in computing diluted net income per common share	36,264,638	35,430,772	35,910,668	35,185,514

Net income per share applicable to common shareholders – diluted	$0.16	$0.08	$0.34	$0.26

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options	1,767,473	1,239,769	1,544,789	1,836,954

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Marketing and selling	$526	$466	$1,549	$1,348
Research and development	277	354	892	908
General and administrative	592	561	1,765	1,648

Total share based compensation	$1,395	$1,381	$4,206	$3,904

As of September 30, 2010, the Company had $8.6 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.4 years.

12. Restructuring

On November 10, 2008, we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was completed in April 2009, other than the payment of deferred termination benefits to certain terminated employees. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009, in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company has recorded total charges to operations of approximately $0.9 million for severance and termination benefits associated with this plan; approximately $0.7 million in 2009, $0.2 million in the first quarter of 2010, $20 thousand in the second quarter of 2010 and a credit of $16 thousand in the third quarter of 2010, respectively. The restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the impact of the restructuring actions on our condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Marketing and selling	$(4)	$52	$(4)	$52
Research and development	5	—	51	—
General and administrative	(17)	—	166	84

Total restructuring	$(16)	$52	$213	$136

Restructuring charges incurred to date consist of severance and termination benefits.

The following presents the restructuring provision (in thousands):

Personnel Related
Reserve at December 31, 2009	$376
Charges during Q1 2010	209
Cash payments during Q1 2010	(254)
Foreign currency exchange rate changes	(10)

Reserve at March 31, 2010	$321
Charges during Q2 2010	20
Cash payments during Q2 2010	(259)
Foreign currency exchange rate changes	(24)

Reserve at June 30, 2010	$58
Adjustments during Q3 2010	(16)
Cash payments during Q3 2010	(6)
Foreign currency exchange rate changes	5

Reserve at September 30, 2010	$41

Future cash expenditures related to the restructuring are expected to be approximately $26 thousand, net of tax savings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OEM	$21,480	$16,329	$57,488	$50,506
Creative professional	6,878	6,703	19,766	18,383

Total	$28,358	$23,032	$77,254	$68,889

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

	Three Months Ended September 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$10,448	36.8%	$7,249	31.5%
Asia	11,357	40.1	8,015	34.8
United Kingdom	1,243	4.4	3,366	14.6
Germany	5,310	18.7	4,402	19.1

Total	$28,358	100.0%	$23,032	100.0%

	Nine Months Ended September 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$28,279	36.6%	$23,033	33.4%
Asia	32,462	42.0	26,887	39.1
United Kingdom	3,711	4.8	7,397	10.7
Germany	12,802	16.6	11,572	16.8

Total	$77,254	100.0%	$68,889	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2010	December 31, 2009
Long-lived assets:
United States	$156,994	$162,494
Asia	3,422	3,523
United Kingdom	39	59
Germany	57,839	61,547

Total	$218,294	$227,623

14. Concentration of credit risk

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to the nature of our business and timing of our contracts, we sometimes have significant balances in accounts receivable from just a small number of customers. As of September 30, 2010 one customer balance accounted for 12% of our gross accounts receivable. As of December 31, 2009, two customers individually accounted for 15% and 12% of our gross accounts receivable, respectively. Historically, we have not recorded material losses due to customer nonpayment. In the three months ended September 30, 2010 one customer accounted for 10% of our total revenue. No one customer accounted for more than 10% of our total revenue for the three months ended September 30, 2009 or nine months ended September 30, 2010 or 2009.

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a ninety-day period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2010 and December 31, 2009.

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE, devices, including laser printers, digital copiers, mobile phones, digital televisions, set-top boxes, navigation devices, digital cameras, e-book readers and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 18 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, color and printer driver and user interface technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 13,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites fonts.com, linotype.com, itcfonts.com, faces.co.uk, fontexplorerx.com and webfonts.fonts.com, which attracted more than 27 million visits in 2009 from over 200 countries and territories, direct and indirect sales and custom font design services.

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

	Three Months Ended September 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$10,448	36.8%	$7,249	31.5%
Asia	11,357	40.1	8,015	34.8
United Kingdom	1,243	4.4	3,366	14.6
Germany	5,310	18.7	4,402	19.1

Total	$28,358	100.0%	$23,032	100.0%

	Nine Months Ended September 30,
	2010		2009
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$28,279	36.6%	$23,033	33.4%
Asia	32,462	42.0	26,887	39.1
United Kingdom	3,711	4.8	7,397	10.7
Germany	12,802	16.6	11,572	16.8

Total	$77,254	100.0%	$68,889	100.0%

For the three months ended September 30, 2010 and 2009, sales by our subsidiaries located outside North America comprised 63.2% and 68.5%, respectively, of our total revenue. For the nine months ended September 30, 2010 and 2009, sales by our subsidiaries located outside North America comprised 63.4% and 66.6%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended September 30, 2010 and 2009, our top ten licensees by revenue accounted for approximately 51.2% and 45.2% of our total revenue, respectively. For the nine months ended September 30, 2010 and 2009, our top ten licensees by revenue accounted for approximately 50.5% and 48.1% of our total revenue, respectively. In the three months ended September 30, 2010 one customer accounted for 10.2% of our total revenue. Although no one customer accounted for more than 10% of our total revenue for the three months ended September 30, 2009 or nine months ended September 30, 2010 or 2009, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging, display imaging and printer driver, or driver, products. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product and any related services have been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise is better aligned with our key initiatives and we did not anticipate an overall change in headcount, however, certain planned new hires were delayed in consideration of economic conditions. This restructuring plan was completed in April 2009. We implemented a second restructuring plan on October 21, 2009, which includes certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. This restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $26 thousand, net of tax savings.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Revenue:
OEM	75.7%	70.9%
Creative professional	24.3	29.1

Total revenue	100.0	100.0
Cost of revenue	6.4	7.7
Cost of revenue—amortization of acquired technology	3.1	3.7

Total cost of revenue	9.5	11.4

Gross profit	90.5	88.6
Marketing and selling	23.7	25.2
Research and development	13.9	14.5
General and administrative	14.5	15.5
Amortization of other intangible assets	4.2	5.2

Total operating expenses	56.3	60.4

Income from operations	34.2	28.2
Interest expense, net	3.8	4.4
Gain on foreign exchange	(4.2)	(3.0)
Loss on derivatives	5.6	4.6
Other expense, net	—	0.1

Total other expense	5.2	6.1
Income before provision for income taxes	29.0	22.1
Provision for income taxes	8.1	9.0

Net income	20.9%	13.1%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase
	2010	2009
OEM	$21,480	$16,329	$5,151
Creative professional	6,878	6,703	175

Total revenue	$28,358	$23,032	$5,326

Revenue

Revenue was $28.4 million and $23.0 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $5.3 million, or 23.1%.

OEM revenue increased $5.2 million, or 31.6%, to $21.5 million for the three months ended September 30, 2010, as compared to $16.3 million for the three months ended September 30, 2009, a result of increased revenue across all lines of our OEM business, mainly driven by increased unit shipments by our OEM customers.

Creative professional revenue was $6.9 million and $6.7 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $0.2 million, or 2.6%, primarily due to an increase in non-web revenue. Non-web revenue which includes custom and direct, increased $0.2 million in the third quarter of 2010, as compared to the same period in 2009, primarily the result of increased direct sales to our enterprise customers.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $1.8 million for both the three months ended September 30, 2010 and 2009, respectively. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 6.4% and 7.7% in the three months ended September 30, 2010 and 2009, respectively. The decrease as a percentage of revenue was mainly due to variations in product mix. In the three months ended September 30, 2010 as compared to the same period in 2009, a higher percentage of revenue was derived from products that carry a lower royalty cost.

The portion of cost of revenue consisting of amortization of acquired technology was $0.9 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.

Gross Profit

Gross profit was 90.5% of sales in the three months ended September 30, 2010, as compared to 88.6% in the three months ended September 30, 2009, an increase of 1.9 percentage points. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. OEM revenue represented 75.7% of our total revenue in the third quarter of 2010, as compared to 70.9% in the same period in 2009. Our OEM revenue typically has a lower associated cost than our creative professional revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $6.7 million and $5.8 million in the three months ended September 30, 2010 and 2009, respectively, an increase of $0.9 million, or 16.2%. Personnel and personnel related expenses increased $0.8 million, in the third quarter of 2010, as compared to the same period in 2009, mainly the result of higher variable compensation due to a higher sales volume.

Research and Development. Research and development expense was $3.9 million and $3.4 million in the three months ended September 30, 2010 and 2009, respectively, an increase of $0.5 million or 17.4%. Personnel and personnel related expenses increased $0.8 million in the three months ended September 30, 2010, as compared to the same period in 2009, mainly the result of an increase in variable compensation and higher salary expense.

General and Administrative. General and administrative expense was $4.1 million and $3.6 million in the three months ended September 30, 2010 and 2009, respectively, an increase of $0.5 million, or 15.1%. Personnel and personnel related expenses increased $0.5 million in the third quarter of 2010, as compared to the same period in 2009, mainly the result of variable compensation.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $1.2 million for the three months ended September 30, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net of interest income was $1.1 million and $1.0 million in the three months ended September 30, 2010 and 2009, respectively, an increase of $0.1 million or 7.4%. The increase in interest expense was the result of an increase in the interest rates on the outstanding debt. At September 30, 2010, the blended interest rate on our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, was 4.0%, as compared to a blended rate of 3.0% at September 30, 2009. The interest rate on our outstanding debt was increased by one percentage point in connection with an amendment of our credit facility in October 2009. The increase was mostly offset by lower total debt outstanding in the third quarter of 2010, as compared to the same period in 2009. Total debt outstanding, net of unamortized financing costs, at September 30, 2010 was $78.5 million, as compared to $99.2 million at September 30, 2009.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange were gains of $1.2 million in the three months ended September 30, 2010, as compared to $0.7 million in the three months ended September 30, 2009. Such gains and losses result primarily from our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $1.6 million in the three months ended September 30, 2010, as compared to a loss of $1.1 million in the three months ended September 30, 2009, the net result of changes to the market value of our swap contracts. In the third quarter of 2010, we recorded losses of $1.2 million on our currency swap contract and $0.4 million on our interest rates swap contracts. The loss in the third quarter of 2009 consisted of a $0.9 million loss on our currency swap and a $0.2 million loss on our interest rate swap contract.

Provision for Income Taxes

During the three months ended September 30, 2010 and 2009, our effective tax rate was 28.0% and 40.6%, respectively. During the third quarter of 2010, the effective tax rate included a 4.3% decrease due to the reversal of reserves for income taxes and a 1.9% decrease for the effect of rate changes on deferred taxes in the third quarter of 2010.

During the three months ended September 30, 2009 the effective rate included a 2.4% increase due to permanent non-deductible share based compensation expense. In connection with the preparation of its federal, state and foreign tax returns during the three months ended September 30, 2009, the Company adjusted the foreign tax credit to the actual amount paid from a previous estimate, which resulted in a 5.7% increase to our effective tax rate. The actual amount of foreign taxes paid was $0.3 million lower than previously estimated. Other items, including research and development tax credit, favorable changes in state tax rates and change in tax reserves collectively decreased the effective tax rate by 2.4% for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
Revenue:
OEM	74.4%	73.3%
Creative professional	25.6	26.7

Total revenue	100.0	100.0
Cost of revenue	7.2	7.2
Cost of revenue—amortization of acquired technology	3.4	3.7

Total cost of revenue	10.6	10.9

Gross profit	89.4	89.1
Marketing and selling	24.5	25.1
Research and development	14.9	14.8
General and administrative	15.8	15.7
Amortization of other intangible assets	4.6	5.1

Total operating expenses	59.8	60.7

Income from operations	29.6	28.4
Interest expense, net	4.4	4.6
Loss (gain) on foreign exchange	1.9	(1.0)
(Gain) loss on derivatives	(0.2)	2.6
Other expense, net	—	—

Total other expense	6.1	6.2
Income before provision for income taxes	23.5	22.2
Provision for income taxes	7.7	8.6

Net income	15.8%	13.6%

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2010	2009
OEM	$57,488	$50,506	$6,982
Creative professional	19,766	18,383	1,383

Total revenue	$77,254	$68,889	$8,365

Revenue

Revenue was $77.3 million and $68.9 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $8.4 million, or 12.1%.

OEM revenue was $57.5 million and $50.5 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $7.0 million, or 13.8%, a result of increased revenue from our printer business mainly from an increase in unit shipments by our OEM customers.

Creative professional revenue was $19.8 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $1.4 million, or 7.5%, primarily due to an increase in sales volume. Non-web revenue, which includes direct, consulting and indirect, increased $0.9 million in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due an increase in direct sales to our enterprise customers. Web revenue increased $0.5 million in the first three quarters of 2010, as compared to the same period in 2009, mainly the result of continued growth in web sales of our Font Explorer X font management software, partially offset by unfavorable currency fluctuations.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $5.6 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $0.6 million, or 11.3%. As a percentage of total revenue, cost of revenue, excluding amortization was 7.2% in both periods. The dollar increase in cost of revenue was the result of higher sales volume.

Amortization of acquired technology was $2.6 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Gross Profit

Gross profit was 89.4% in the nine months ended September 30, 2010, as compared to 89.1% in the nine months ended September 30, 2009, an increase of 0.3%, mainly due to product mix. The increase in our gross profit in the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily the result of fixed amortization charges coupled with higher revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $18.9 million and $17.3 million in the nine months ended September 30, 2010 and 2009, respectively, an increase of $1.6 million or 9.4%. Personnel and personnel related expenses, including share based compensation, increased $1.6 million in the nine months ended September 30, 2010, as compared to the same period in 2009, mainly the result of higher variable compensation due to a higher sales volume.

Research and Development. Research and development expense was $11.5 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $1.3 million, or 13.2%, mainly due to an increase in personnel expenses resulting from increased variable compensation.

General and Administrative. General and administrative expense was $12.2 million and $10.8 million in the nine months ended September 30, 2010 and 2009, respectively, an increase of $1.4 million or 13.0%, mainly the result of an increase in personnel related expenses. Personnel and personnel related expenses, including share based compensation expense, increased $0.9 million in the nine months ended September 30, 2010, as compared to the same period in 2009, mainly the result of variable compensation. An increase in legal expenses contributed $0.3 million to the overall increase in the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the timing of intellectual property registration actions.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.6 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $0.1 million.

Interest Expense, Net

Interest expense, net of interest income, was $3.4 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $0.2 million, or 6.0%. The increase in interest expense was the result of an increase in the interest rates on the outstanding debt. At September 30, 2010, the blended interest rate on our Amended and Restated Credit Agreement was 4.0%, as compared to a blended rate of 3.0% at September 30, 2009. The interest rate on our outstanding debt increased by one percentage point, in connection with an amendment of our credit facility in October 2009. The increase was mostly offset by lower total debt outstanding in the first three quarters of 2010, as compared to the same period in 2009. Total debt outstanding, net of unamortized financing costs, at September 30, 2010 was $78.5 million, as compared to $99.2 million at September 30, 2009.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a loss of $1.5 million and a gain of $0.7 million for the nine months ended September 30, 2010 and 2009, respectively, primarily resulting from our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a gain of $0.2 million for the nine months ended September 30, 2010, as compared to a loss of $1.8 million for the nine months ended September 30, 2009, the net result of changes to the market value of our swap contracts. In the nine months ended September 30, 2010, we recorded a loss of $1.0 million on our currency swap and a gain of $0.8 million on our interest rate swap contracts. In the nine months ended September 30, 2009, $0.7 million of the loss related to our interest rate swap contract and the remaining $1.0 million loss related to our currency swap contract.

Provision for Income Taxes

Our effective tax rate was 32.8% and 38.6% for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the effective tax rate included a 1.9% decrease due to the reversal of reserve for income taxes, which did not occur in the same period in 2009. Our effective tax rate in the nine months ended September 30, 2010, included a benefit of 0.4% related to the exercise of stock options and a benefit of 0.9% for the effect of rate changes on deferred taxes, neither of which occurred in the same period in 2009.

In connection with the preparation of its federal, state and foreign tax returns during 2009, the Company adjusted the foreign tax credit to the actual amount paid from a previous estimate, which resulted in a 1.9% increase to our effective tax rate for the nine months ended September 30, 2009. The actual amount of foreign taxes paid was $0.3 million lower than previously estimated. Other items, including research and development tax credit, favorable changes in state tax rates and change in tax reserves, collectively decreased the effective tax rate by 0.9% for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $54.6 million and a $20.0 million revolving line-of-credit which was undrawn at September 30, 2010 and December 31, 2009; however, availability under the line-of-credit was reduced by approximately $4.0 million at both September 30, 2010 and December 31, 2009 as a result of our outstanding derivative instruments with our lender. In March 2010 and 2009, we made mandatory prepayments of $5.2 million and $7.4 million, respectively, under our Amended and Restated Credit Agreement. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake and expansion into complementary businesses. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us, especially in light of the economic downturn and the inability or unwillingness of lenders to extend credit.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$35,708	$22,347
Net cash used in investing activities	(3,633)	(834)
Net cash used in financing activities	(12,320)	(14,775)
Effect of exchange rates on cash and cash equivalents	250	53

Increase in cash and cash equivalents	$20,005	$6,791

Operating Activities

Since 2005, our operating activities have generated positive cash flows. Significant variations in operating cash flows may occur because, from time to time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis and often cause significant fluctuations in cash, accounts receivable and deferred revenue.

We generated $35.7 million in cash from operations during the nine months ended September 30, 2010. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $25.1 million in cash. Deferred revenue generated $5.0 million in cash, resulting primarily from the receipt of two large royalty prepayments. Collections on accounts receivable, decreases in prepaid expenses and other assets and increases in accrued income taxes provided $3.0 million in cash. The $2.7 million increase in accrued expenses and other liabilities was mainly due to an increase in variable compensation in the current year. Due to the timing of vendor payments, accounts payable used $0.1 million in cash.

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

Investing Activities

During the nine months ended September 30, 2010, we used $3.6 million in cash for investing activities, which consisted of the purchase of an exclusive license and purchases of property and equipment. During the nine months ended September 30, 2009, we used $0.8 million in cash for investing activities, which consisted of purchased equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2010 was $12.3 million. Payments on long-term debt used $13.4 million in cash, partially offset by $0.6 million in cash received from stock option exercises and $0.5 million related to the excess tax benefit on stock options for the nine months ended September 30, 2010. Cash used in financing activities for the nine months ended September 30, 2009 was $14.8 million, primarily the result of contractual payments on our long-term debt.

Credit Facility

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined in the agreement, which must be paid within five days of the delivery of our audited financial statements. Our prepayment of $5.2 million was made in March 2010. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. On October 30, 2009 we entered into a second amendment to our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million of cash per year for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and certain non-operating and non-cash items. In connection with this amendment, we made a $5.0 million principal payment on our debt. The margin rate of prime and LIBOR borrowings were increased to 2.25% and 3.75%, respectively, which reflects a one percentage point increase to each rate. In addition we paid a fee of $0.6 million which is being amortized over the remaining life of the debt. A minimum liquidity requirement was added that requires us to maintain a minimum level of available cash, which is defined as cash held in U.S. banks plus available borrowings under our line of credit, of $20.0 million. At September 30, 2010 our available cash was $67.2 million.

Borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 2.25%, as defined in the credit agreement, or (ii) LIBOR plus a 3.75%, payable monthly. As of September 30, 2010, the blended interest rate on the Amended and Restated Credit Agreement was 4.0%. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of September 30, 2010, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 1.77:1.00. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$5,923	$3,019	$12,229	$9,380
Provision for income taxes	2,304	2,063	5,969	5,894
Interest expense, net	1,084	1,009	3,374	3,183
Depreciation and amortization	2,318	2,340	6,966	6,949

EBITDA	$11,629	$8,431	$28,538	$25,406
Share based compensation	1,395	1,381	4,206	3,904
Non-cash add backs	248	N/A	800	N/A
Restructuring, issuance and cash non-operating costs(3)	(2)	N/A	345	N/A
Acquisition expenses	—	N/A	—	N/A

Adjusted EBITDA(1)(2)	$13,270	$9,812	$33,889	$29,310

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	The definition of Adjusted EBITDA was modified on October 30, 2009. As a result, certain add-backs to Adjusted EBITDA are not applicable in the three and nine months ended September 30, 2009.
(3)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of September 30, 2010.

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

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not expect the adoption of this pronouncement to have a material impact the Company’s results of operations, financial position or liquidity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $3.4 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2010, one customer balance accounted for 12% of gross accounts receivable. As of December 31, 2009, two customers accounted for 15% and 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended September 30, 2010, one customer accounted for 10% of our total revenue. No one customer accounted for more than 10% of our revenue for the three months ended September 30, 2009 or for the nine months ended September 30, 2010 and 2009, respectively.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At September 30, 2010, the blended rate of interest on our outstanding debt was 4.0%. For each one percent increase in interest rates our interest expense would increase by $0.8 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR. The contract has a notional amount of $50.0 million and matures on November 28, 2010. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of these financial instruments at September 30, 2010, and December 31, 2009, was a liability of approximately $0.9 million and $0.8 million, respectively. In the three months ended September 30, 2010 and 2009, we recognized losses of $0.4 million and $0.2 million, respectively. In the nine months ended September 30, 2010 and 2009, we recognized losses of $0.8 million and $0.7 million, respectively. The losses have been included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2010 and December 31, 2009, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At September 30, 2010, the note balance was approximately $12.3 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.2 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at September 30, 2010 and December 31, 2009 was $1.5 million and $1.1 million, respectively. For the three months ended September 30, 2010 and 2009, we incurred losses of $1.2 million and $0.9 million, respectively, on the currency swap contract. For the nine months ended September 30, 2010 and 2009, we incurred a gain of $1.0 million and a loss of $1.0 million, respectively, on the currency swap contract. The losses and gain on the currency swap are included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

(Gains) and losses on the intercompany note are included in (gain) loss on foreign exchange in the accompanying condensed statements of income, and were net gains of $1.3 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively. In the nine months ended September 30, 2010 and 2009, we incurred a loss of $1.0 million and a gain of $0.9 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the three months ended September 30, 2010.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: November 2, 2010	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2010	By:	/S/ SCOTT E. LANDERS
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