Form 10-K
period 2010-12-31
Monotype Imaging Holdings Inc.
filed 2011-03-03
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2010 was approximately $140,586,751 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 24, 2011 was approximately 35,501,641.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype Imaging Holdings Inc. is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 19 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver, page description languages, color and user interface technologies solve critical text imaging and user experience issues for CE device manufacturers by rendering high quality text, graphics and user interfaces on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 14,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites, including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com, which combined attracted more than 35 million visits in 2010 from over 200 countries and territories, direct and indirect sales and custom font design services. Our principal office is located in Woburn, Massachusetts; with regional offices in Redwood City, California; Boulder, Colorado; Mt. Prospect, Illinois; Elk Grove Village, Illinois; New York City, New York; Salfords and Hampshire, United Kingdom; Bad Homburg, Germany (Linotype GmbH); Hong Kong, China (Monotype Imaging Hong Kong Ltd.); Seoul, South Korea; and Tokyo, Japan.

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

On December 10, 2009, we acquired the principal assets of Planetweb, Inc., a global provider of embedded user interface, or UI, software and developer tools for the consumer electronics industry, located in Redwood Shores, California, for $1.9 million in cash.

On December 8, 2010, we acquired Ascender Corporation and Font Commerce LLC, together Ascender, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft, located in Elk Grove Village, Illinois, for approximately $11.0 million, subject to final adjustments, in a combination of cash and stock. The acquisition enabled us to broaden our font intellectual property offerings, strengthens our relationship with key technology vendors and gain significant typeface design and development talent.

Industry Overview and Market Opportunity

Our customers are seeking text imaging solutions and related display technologies that are comprehensive, powerful and easy to use. Our OEM and creative professional offerings address the needs of three types of customers: CE device manufacturers; including laser printer manufacturers, independent software vendors and content creators. These customers use our products to enhance the creation, display, distribution and consumption of digital and print content.

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

Content creators include creative professionals (such as graphic designers, advertisers, printers, publishers and bloggers) and non-professional creators of content (such as home users and other amateur writers, designers, bloggers and publishers.) Both types of content creators produce electronic and /or printed material for distribution, and they seek creative ways to convey meaning and to differentiate identity. Fonts are an important tool for this differentiation. For example, creative and business professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and marketing communications into new markets around the world. Creative and business professionals historically acquired fonts primarily from local or regional distributors or dealers. However, online font vendors have become the preferred channel due to their larger selection of typefaces, greater ease of use, and the ability to easily access font libraries from anywhere. In addition, as more content is distributed electronically, content creators are seeking the same creative flexibility for digital documents as for printed documents. Historically, font options for web-based displays (such as websites, blogs and online applications) were limited to a standard set of approximately ten fonts that were common to all operating systems. Web font offerings provide creators of online content with a more extensive pallet of fonts from which to work. Web fonts are independent of a consumer’s operating system and travel with the content to a user’s device for consistent viewing regardless of the environment.

Our Products

We develop end-user and embedded text imaging solutions and services that enable the display and printing of high quality text in all of the world’s major languages, including the following:

•	Font Products and Services

•	Our collection of more than 14,000 typefaces includes fonts that we own and fonts licensed from third parties.

•	Our Monotype, Linotype and ITC typeface libraries include some of the world’s most widely used designs, such as the Times New Roman, Helvetica and ITC Franklin Gothic typefaces.

•	We have strong relationships with a broad network of highly talented font designers.

•

We offer custom font design services for corporate branding and identity purposes. Working directly with clients and through branding agencies, our type design experts developed the branding fonts used by many Fortune 1000 companies.

•

Our core sets of fonts consist of the PCL 6 and PostScript 3 font collections. These fonts are designed for compatibility with Hewlett Packard, or HP, and Adobe Systems Incorporated, or Adobe, font specifications.

•

Our FlipFont product enables end users to personalize their user experience through the use of fonts. For example, FlipFont allows mobile phone users to change their phone’s UI font with mobile-optimized fonts chosen from a selection available from an online resource.

•	Our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, and fontmarketplace.com offer thousands of high quality font products, in some cases more than 160,000.

•

Our web font service, Fonts.com Web Fonts, accessible from webfonts.fonts.com, features more than 8,000 high quality typefaces for website design. Fonts.com Web Fonts is superior in its range of fonts, language support and workflow capabilities. Unique to our service, a selection of desktop fonts may also be downloaded each month by professional tier subscribers for creating website mockups.

•	Font Scaling, Compression and Rasterizing Technologies

•

Our primary laser printer imaging products are our font scaling engine, Universal Font Scaling Technology, or UFST, and a patented font compression technology, MicroType. Our font scaling engine and font compression technologies are compatible with virtually all font formats and CE device manufacturers’ standards, including PostScript and Printer Command Language, or PCL. We currently license these products to 48 laser printer manufacturers worldwide.

•

Our iType font scaling engine renders high quality display of text in every major language and in any size on memory constrained CE devices, including, but not limited to, mobile phones, eReaders, web tablets, set-top boxes and digital cameras, and is fully compatible with the industry-standard TrueType and OpenType font formats.

•	Our iType Connects product suite streamlines the process of integrating iType by providing a pre-integrated solution for common CE platforms.

•

Our stroke font and various compression technologies, such as Compact Asian for TrueType, or CATT, and Asian Compression for TrueType, or ACT, enable customers to significantly reduce the amount of memory required to store the required font data.

•

Our SmartHint and Edge Technology ensure high legibility even when text is displayed at very small sizes. With conventional technologies, East Asian characters often become illegible when displayed at small sizes due to the visual complexity of the characters.

•

Our Edge rendering technology enables the tuning of rendered text. Resolution and display technology LCD or e-paper, for example, can significantly affect the visual display of rendered text. With this tuning capability, the output can be adjusted to enhance quality or to provide consistency across a customer’s product line.

•	Text Layout Engine

•

Our WorldType Layout Engine and WorldType Shaper products enable CE devices to accurately display multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	Printer Driver, Page Description Languages, and Imaging Tools

•	Our printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•	Our ColorSet imaging tools give printer manufacturers control over high-quality color reproduction while reducing development time.

•

Our printer description language, or PDL, software components and complete solutions enable printer manufacturers to achieve faster time to market and enhanced ability to manage overall controller development costs.

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

•

Our SpectraWorks graphical user interface development suite is a lightweight, high performance hardware and operating system independent set of tools for developing embedded graphical user interfaces quickly and inexpensively. SpectraWorks is integrated with iType and our World Type Shaper for worldwide language support and access to our proprietary technologies such as Edge rendering, stroke-based fonts, our run-time auto hinter, proprietary compression formats and special effects.

Competitive Strengths

Our text imaging solutions and services provide critical technologies and fonts for users that require the ability to display or print high quality digital text. Our core strengths include:

Established Relationships with Market Leaders. We benefit from established relationships with our OEM customers, many of which date back 19 years or more. We work collaboratively with them and obtain insight into their product roadmaps and future requirements. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the mobile phone and CE device space, we provide technologies to market leaders Nokia, Motorola and Sony Ericsson. In the laser printer market our customers include nine of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our operating system and application partners include Microsoft, Google, Apple, Qualcomm and Symbian. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming for customers to replace these solutions.

Technological and Intellectual Property Leadership. We are a leading global provider of text and imaging solutions for laser printers. We have achieved this leadership position by combining our proprietary technologies with an extensive font library that includes many of the world’s most popular typefaces. We are leveraging our intellectual property and experience in this market to secure a leading position in other high volume CE device categories. For example, we currently ship our text imaging solutions on mobile phones manufactured by many of the largest manufacturers of mobile phones. We have established relationships with leading brands in emerging CE device categories such as digital cameras, personal navigation devices, e-book readers, digital televisions and set-top boxes.

International Presence and Technologies Designed to Serve the Global Market. In 2010 and in 2009, 62.8% and 66.4% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the

United Kingdom, Germany, China and Japan. Our customers are located in Asia, North America, Europe and other parts of the world. Our technologies and font IP are crucial to our OEM customers who manufacture high volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages and we have specifically designed scalable font rendering technologies for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time-to-market and increasing product flexibility. This is critical to manufacturers of high volume CE devices that have multimedia functionality and multinational distribution. Increasingly, the center of design, manufacturing and consumption of CE devices is in China, Japan and Korea. We have over 19 years of experience partnering with Asian companies such as Ricoh, Toshiba and Kyocera Mita. Additionally, through our acquisition of China Type Design, we have expanded our text imaging solutions portfolio and our international presence.

Strong Web Presence and Font Design Services. We have built an extensive customer base of creative and business professionals to whom we license fonts. Our flagship website with the intuitive domain name, fonts.com, along with our other e-commerce websites, including the European site, linotype.com, provide us with a substantial online presence offering more than 160,000 font products. We have also provided custom font design and branding services to many multinational corporations. Our web font solution, introduced in 2010, includes more than 8,000 fonts, with new fonts being added on a continuing basis. Several of the most widely used fonts in branding and advertising, such as the Helvetica, Univers and Trade Gothic typefaces, are available as web fonts exclusively through our service, Fonts.com Web Fonts.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our OEM customers. In addition, our revenues are highly visible because of our established relationships with OEM customers and due to quarterly royalty reports we receive from those customers. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate, due primarily to the tax deductibility of goodwill, which increases our cash flows. We have low capital requirements, which drive high returns on invested capital.

Experienced Leadership and Employee Base. Our senior management has an average of 18 years of experience in the text imaging or software solutions businesses. Douglas J. Shaw, our President, Chief Executive Officer and Director, has presided over the successful introduction of our text imaging solutions in each of our markets for 29 years. Our Chief Financial Officer, Scott E. Landers, has 14 years of public company experience which includes experience in the software solutions business. John L. Seguin, our Executive Vice President, is a long-time veteran of companies that supply technologies to the CE device industry. Many of the members of our sales, engineering and support staff have been with us since we began serving OEMs and creative and business professionals. As a result, there is significant continuity between our team and our key customers.

Our Strategy

Our objective is to extend our position as a leading global provider of text imaging solutions and related display technologies. We intend to:

Increase Penetration of our Technologies and Fonts into Emerging CE Device Categories. Our technologies and fonts are increasingly vital to the mass-market success of certain high growth CE device categories such as mobile phones, navigation devices, digital cameras, e-book readers and consumer appliances. We have an established base of customers in these CE device categories, and we intend to increase our targeted sales and support activities to add new customers and increase the number of platforms, products, models, applications and systems in which our technologies and fonts are embedded. For example, we market our text imaging solutions for inclusion in emerging CE device categories with sophisticated display imaging needs such as e-book readers. Our e-book reader customers use a combination of our rendering technology and our custom-hinted fonts to improve user experience. In addition, we intend to extend our reach into new products, customers and models by continuing to expand our integration into leading industry platforms while increasing our partnerships with leading independent software vendors.

Extend our Leadership Position with Enhanced Technologies in the Laser Printer Market. While the laser printer market has been growing at a slower pace than the market for other CE devices, prior to the recent worldwide economic downturn, we historically sustained consistent growth by anticipating and rapidly adapting to changes in this market. For example, we support the increased font offering that is part of Microsoft Windows Vista and Windows 7 operating systems, and fonts to support global printing. As laser printers evolved from analog and monochrome to digital and color printers and, more recently, to multi-function peripherals, we also enhanced our existing compression technologies and imaging tools to maintain the high quality rendering of printed text in these new CE devices. We also introduced products such as our printer driver kits and color tools to address the increasing demand for customized driver applications. Going forward, we intend to expand our offering to provide additional technologies to the laser printer market. We intend to leverage our extensive experience in this market and our long-standing relationships with laser printer manufacturers to maintain our leadership position in the laser printer market.

Leverage our Installed Base of Leading OEM Customers by Providing New Technologies and Fonts. Our customers include many of the largest manufacturers in the CE device markets as well as independent software vendors, and we continually seek to develop new technologies and fonts to serve these customers. For example, our acquisition of Planetweb provides our OEM customers a powerful user interface development solution that can be integrated with our font rendering technology. Additionally, for our printer OEM customers, we now offer page description languages that, in combination with our fonts and drivers, provide a more complete solution for text rendering in a print environment. By providing additional technologies and fonts, we seek to leverage our core relationships to increase the value we offer to our OEM customers and to expand our presence within our existing customer base. Such technologies include worldwide language support products for laser printers and new products and technologies for multi-function and color printers.

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

Continue to Develop our Online Offerings and Services. We have a strong online presence with our websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com. Together these websites attracted more than 35 million visits in 2010 from over 200 countries and territories. Opportunities exist to increase our revenue per visitor by continuing to offer innovative solutions, as well as to benefit from growth in web traffic.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to pursue selected acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary text imaging solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for text imaging solutions and related display technologies is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. In December, we acquired Ascender Corporation, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft. Ascender has brought expertise in the custom font business to the Company with an average of 18 years of experience per Ascender staff member.

Our Customers

Our technologies and services are sold to customers in two principal markets: OEM and creative professional. The OEM market consists of both CE device manufacturers and independent software vendors. Our creative professional customers include purchasers of font end-user licenses, a large proportion of which are large publishing firms, corporations, graphic designers and advertising agencies. In 2010, 2009 and 2008 our revenue in these two markets was as follows (in thousands):

	2010		2009		2008
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
OEM	$80,000	75%	$68,967	73%	$77,810	70%
Creative Professional	26,659	25%	25,038	27%	33,051	30%

Total	$106,659	100%	$94,005	100%	$110,861	100%

Our text imaging solutions are embedded in a broad range of CE devices and are compatible with most major operating environments and those developed by CE device manufacturers. We partner with operating system and software application vendors Microsoft, Google, Apple, Symbian, Qualcomm, Oracle and Access and have made our patented iType scalable font engine available as a plug-in for open source Linux environments. Additionally, we are an active participant in the development of industry standards, such as the XML Paper Specification with the European Computer Manufacturer’s Association and the use of web fonts with the World Wide Web Consortium.

Our customers are among the world’s leading CE device manufacturers and creative and business professionals, including:

•	many of the top mobile phone manufacturers including Nokia, Motorola, Sony Ericsson, ZTE and RIM;

•	nine of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp;

•	digital camera manufacturers;

•	two of the top five e-book readers, including Amazon;

•	the top two GPS device manufacturers;

•	major international media and marketing solutions companies including Gannett;

•	major home appliance manufacturers such as Whirlpool Corporation; and

•	other multinational corporations such as UBS, Sony Computer Entertainment of America, Activision, Tivo and Ubisoft.

In 2010, 2009 and 2008, our top ten licensees by revenue accounted for approximately 50.8%, 47.1% and 46.3% of our total revenue, respectively. In 2010, 2009 and 2008, no one customer accounted for more than 10% of our total revenue.

Sales and Marketing

Our OEM sales efforts are focused on large CE device manufacturers and independent software vendors with whom we seek to establish long-term relationships. Our creative and business professional sales representatives directly target prospective corporate clients and specialty dealers to whom we may provide our fonts and custom font design services. Our e-commerce websites, fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com, offer the ability to preview, license and download thousands of fonts from our Monotype, Linotype, ITC and Ascender collections, as well as typefaces from hundreds of foundries across the globe.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our text imaging solutions. Our marketing efforts are principally focused on promoting our websites fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com, and webfonts.fonts.com through affiliate programs, search engine optimization and e-mail marketing which drive traffic to our websites. Once at our websites, creative and business professionals can find recent typographic news, read typeface designer profiles and access a wealth of educational content, in addition to a selection of more than 160,000 font products.

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

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. As an example in 2010, we filed patent applications, including applications related to our web font offerings. Our research and development operations are located in Woburn, Massachusetts; Redwood City, California; Boulder, Colorado; Salfords, United Kingdom; Bad Homburg, Germany and Hong Kong, China.

In 2010, 2009 and 2008, we incurred research and development expenses of $15.4 million, or 14.4% of sales, $14.1 million, or 15.0% of sales and $14.9 million, or 13.4% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies and seek copyright registration of our software and U.S. and international trademark registration in those instances in which we determine that it is competitively advantageous and cost effective to do so. We have been granted a total of ten patents and have seven patents pending with the U.S. Patent and Trademark Office. Our most important patents are related to our MicroType font compression technology, subpixel rendering technology and ACT technology. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our font libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive and non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our text imaging solutions compete with those offered by a variety of companies, including vendors of laser printer and display imaging technologies and printer drivers and providers of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our text imaging solutions, including reliability and timely delivery. Competition with our solutions principally comes from Adobe and Bitstream, Inc., or Bitstream, but we also compete with local providers of text imaging solutions that offer solutions specific to a particular country’s language requirements. We also compete with FreeType, an open source collaborative organization that provides its Linux font rendering code for free, with printer driver provider Software Imaging and with Extensis and Insider Software with respect to our FontExplorerX product. The competition for our fonts and custom font design services generally comes from companies offering their own typeface libraries and custom typeface services, including Bitstream, Adobe, Zoran, font foundry websites, font-related websites and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2010, we employed 251 persons. In addition, we have an exclusive relationship with a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	111	44%
Research and development	90	36%
General and administration	50	20%

Total	251	100%

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

Our ability to generate revenue is affected by the level of business activity of our OEM and creative professional customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad or increased oil prices, could cause a decrease in consumer and or business spending on computer hardware and software and CE devices in general and could negatively affect the rate of growth of CE device markets or of adoption of CE devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsens from present levels, the demand for fonts and font technologies could decline and our revenue and profitability could be materially and adversely impacted.

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. For the years ended December 31, 2010, 2009 and 2008, our top ten licensees by revenue accounted for approximately 50.8%, 47.1% and 46.3% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances. To date, we have penetrated only some of these markets. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our text imaging solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of OEMs may not adopt or continue to use products that employ our text imaging solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers. In addition, we have traditionally licensed our technologies and fonts to OEMs that embed our technology in their platforms, which means our ability to expand in some markets is dependent on the success of our OEM customers to expand in those markets.

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

A significant portion of our revenue in 2010, 2009 and 2008 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. In 2009, the laser printer market experienced a decline and our revenue was adversely affected. If sales of printers incorporating our text imaging solutions level off, or decline, then our licensing revenue may be adversely affected.

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

We face significant competition in the text imaging solutions markets. We believe that our most significant competitive threat comes from companies that compete with some of our specific offerings. Those competitors currently include Adobe, Bitstream, Software Imaging, Extensis, Insider Software, FreeType, and local providers of text imaging solutions whose products are specific to a particular country’s language. We also compete with the internal development efforts of certain of the CE device manufacturers to whom we license our solutions, most of which have greater financial, technical and other resources than we do. Similarly, we also face competition from font foundries, font related websites and independent professionals.

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

Maintaining and strengthening the Monotype, Linotype and Ascender brands, the fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com brands, the FontExplorerX brand, as well as the brands of our fonts, such as Helvetica and ITC Avant Garde, is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our text imaging solutions. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence. If we fail to maintain high-quality standards, if we fail to meet industry standards, or if we introduce text imaging solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

If we have difficulty finding appropriate partnership and/or acquisition candidates, our ability to execute aspects of our strategic plan may be hindered.

We intend to selectively pursue complementary acquisitions, strategic partnerships and third party intellectual property licenses to accelerate our time to market, penetrate new geographies and expand our offering. Execution of our strategy relies on finding and closing partnerships and/or acquisitions that fit with our business and that meet our financial expectations. To the extent that we are unable to identify appropriate opportunities and close deals on acceptable financial terms, we may face hurdles in executing portions of our strategy.

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

Disputes and litigation regarding the ownership of technologies and fonts and rights associated with text imaging solutions, such as ours, are common, and sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. Third parties have from time-to-time claimed, and in the future may claim, that our products and services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners pursuant to any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements, and we may not be able to obtain such agreements at all or on terms acceptable to us. We have been in the past involved in litigation with third parties, including Adobe, to defend our intellectual property rights and have not always prevailed.

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in five foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2010 and 2009, approximately 62.8% and 66.4%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

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

A substantial portion of our quarterly revenue is based on actual shipments by our customers of products incorporating our text imaging solutions in the preceding quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our customers is outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is limited. Our revenue also varies from quarter-to-quarter as a result of variances on the timing of transactions through our e-commerce websites. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, Chief Executive Officer, has been with the Company in various senior management roles for 29 years. Mr. Shaw has been critical to the overall management of the Company, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

We have $65.9 million of debt outstanding and an undrawn $20.0 million revolving credit facility at December 31, 2010; however, availability under the line-of-credit was reduced by approximately $4.0 million at December 31, 2010, as a result of our outstanding derivative instruments with our lender. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common stock, including:

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

Covenants in our credit facility arranged by Wells Fargo Capital Finance, Inc., or our Amended and Restated Credit Agreement, impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, dividends and distributions, asset sales, some transactions with affiliates, certain acquisitions and creation of certain types of liens. These restrictions could limit our ability to take advantage of business opportunities. Furthermore, our indebtedness requires us to maintain a maximum leverage ratio and maintain a minimum level of cash through a liquidity covenant. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with the covenants, leverage and liquidity ratios in our current credit facility in the future, we may be unable to obtain waivers of non-compliance from the lenders, which would put us in default under the facility, or we may be required to pay substantial fees or penalties to the lenders. If we are in default under the facility, the rate of interest we are charged on the facility could increase, which we may be unable to pay on a continual basis. These developments could have a material adverse effect on our business.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and the repayment of indebtedness, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Moreover, our Amended and Restated Credit Agreement imposes restrictions on our ability to declare and pay dividends.

We may require additional capital, and raising additional funds by issuing securities or additional debt financing may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to raise additional capital in the future. We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any new debt financing we enter into may involve covenants that restrict our operations more than our current credit facility. These restrictive covenants would likely include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends or make investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations
Bad Homburg, Germany	R&D, Marketing, Sales and Administrative	21,000	Leased; expires in December 2012 with two 5-year renewal options

Boulder, Colorado	R&D and Marketing	7,000	Leased; expires May 2011 with one 3-year renewal option

Salfords, United Kingdom	R&D, Marketing, Sales and Administrative	6,000	Leased; expires in April 2013

Woburn, Massachusetts, USA	R&D, Marketing, Sales, Administrative and Corporate	38,000	Leased; expires April 2015 with one 5-year renewal option

We also maintain nine additional leased facilities in Redwood City, California; Boulder, Colorado; Mount Prospect, Illinois; Elk Grove Village, Illinois; New York City, New York; Farnborough, United Kingdom; Tokyo, Japan; Hong Kong, China and Seoul, South Korea. These additional offices occupy approximately 11,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

	High	Low
Period 2010:
First Quarter	$10.22	$8.91
Second Quarter	10.88	8.57
Third Quarter	9.59	7.34
Fourth Quarter	11.58	9.03
Period 2009:
First Quarter	$7.15	$2.13
Second Quarter	7.21	3.69
Third Quarter	9.10	6.28
Fourth Quarter	9.20	7.24

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $13.32 on February 24, 2011.

Holders

As of February 24, 2011, there were approximately 81 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	4,215,258	$7.42	1,528,873
Equity compensation plans not approved by security holders (2)	183,217	$11.26	463,020

Total	4,398,475	$7.58	1,991,893

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

(2)	Options issued in connection with our acquisition of Ascender under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. 53,763 shares of restricted stock were also issued in connection with the Ascender acquisition. For further details, see Note 13.

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2010.

Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from July 25, 2007, the date our common stock commenced trading on the NASDAQ Stock Market LLC, through December 31, 2010 of the cumulative total return for our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on July 25, 2007 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

On December 8, 2010, in connection with the Company’s acquisition of Ascender Corporation and Font Commerce LLC, together Ascender, we issued an aggregate of 33,816 shares of our common stock to certain holders of outstanding shares of Ascender in exchange for the shares of Ascender held by them. The shares of the company’s common stock issued in connection with the acquisition were issued in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder on the basis that there were fewer than 35 purchasers in the offering and each purchaser represented that he/she was an “accredited investor” as such term is defined in Rule 501 of Regulation D.

Issuer Purchases of Securities

Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2010, 2009 and 2008, and as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements included elsewhere in this report. The data for the twelve months ended December 31, 2006 includes the operating results of Linotype, following our acquisition of Linotype on August 1, 2006, and the results of operations of Monotype Hong Kong Ltd., formerly China Type Design, which was acquired by us on July 28, 2006. The data presented for the years ended December 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Condensed Consolidated Statement of Income Data:
Revenue	$106,659	$94,005	$110,861	$105,152	$86,204
Cost of revenue	7,477	6,861	9,101	8,705	8,305
Cost of revenue-amortization of acquired technology	3,488	3,383	3,392	3,376	3,021

Total cost of revenue	10,965	10,244	12,493	12,081	11,326

Gross profit	95,694	83,761	98,368	93,071	74,878
Marketing and selling	25,935	23,645	22,911	19,206	14,931
Research and development	15,404	14,142	14,867	18,837	13,813
General and administrative	16,488	14,674	19,882	15,605	10,112
Amortization of other intangibles	4,795	4,744	6,924	7,162	6,687

Total operating expenses	62,622	57,205	64,584	60,810	45,543

Income from operations	33,072	26,556	33,784	32,261	29,335
Other (income) expense:
Interest expense, net	4,405	4,435	8,077	17,554	19,516
Loss on extinguishment of debt	—	—	—	2,958	—
Other expense (income), net	1,687	1,144	556	(2,147)	(3,164)

Total other expense	6,092	5,579	8,633	18,365	16,352
Income before provision for income taxes	26,980	20,977	25,151	13,896	12,983
Provision for income taxes	8,620	7,575	9,770	4,832	5,921

Net income	$18,360	$13,402	$15,381	$9,064	$7,062

Net income (loss) available to common stockholders	$18,237	$13,315	$15,130	$(25,022)	$(17,325)

Net income (loss) per common share:
Basic	$0.52	$0.39	$0.45	$(1.55)	$(7.37)
Diluted	$0.51	$0.38	$0.43	$(1.55)	$(7.37)
Weighted average number of common shares outstanding: Basic	34,762,919	34,365,544	33,818,508	16,174,165	2,351,356
Weighted average number of common shares outstanding: Diluted	35,990,295	35,288,126	35,304,794	16,174,165	2,351,356

	2010	2009	2008	2007	2006
Condensed Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$42,786	$34,616	$31,941	$19,584	$8,540
Total current assets	50,676	43,190	41,191	28,096	16,362
Total assets	278,805	272,377	277,421	276,346	270,273
Total current liabilities	31,830	32,672	38,227	40,882	35,337
Total debt	65,859	91,353	113,596	131,400	202,898
Convertible redeemable preferred stock	—	—	—	—	40,170
Additional paid-in capital	155,791	148,273	142,676	138,219	687
Total stockholders’ equity (deficit)	164,982	140,522	120,836	102,007	(12,580)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 19 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 14,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com, which attracted more than 35 million visits in 2010 from over 200 countries and territories, direct and indirect sales and custom font design services.

On December 8, 2010, we acquired Ascender Corporation, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft, located in Elk Grove Village, Illinois, and Font Commerce LLC for approximately $11.0 million, subject to final adjustments. Of the purchase price, approximately $7.2 million was paid in cash, $0.2 million was accrued, pending final adjustments, and $3.2 million, or 285,632 shares, in common stock were issued. We are accounting for the acquisition using the purchase method of accounting in accordance with Accounting Standards Codification, or ASC, Topic No. 805, Business Combinations, or ASC 805. The majority of the common stock issued in connection with the acquisition was issued to shareholders of Ascender, who immediately upon closing, became employees of the Company. The stock awards granted are subject to vesting terms that require employment to continue over our standard four-year term. As a result, approximately $2.8 million of the $3.2 million in common stock issued will be expensed as share based compensation over the four year vesting term. At the acquisition date, the Company had a pre-existing relationship with Ascender; an exclusive licensing agreement with a fair value equivalent to its book value of $3.2 million that was effectively settled on acquisition. In accordance with ASC 805-10-25-20, the settlement of the license was included as part of total consideration and has been allocated among the assets acquired. The inclusion of Ascender in the Company’s results of operations for 2010 was not material.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. Traditionally, we have experienced, and we expect to continue to have, lower revenue in the first half of the year due to the timing of some contractual payments of licensing fees from our OEM customers. Some of our revenue streams, particularly custom revenue, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions. In 2010, some traditional patterns of seasonality did materialize. Our overall trends in 2010 showed improvement comparable to the economic recovery.

Our customers are located in the United States, Asia, Europe and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany and Hong Kong. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to a large international company headquartered in Korea, but the sale is received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	2010		2009		2008
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$39,671	37.2%	$31,634	33.6%	$35,975	32.5%
Asia	44,935	42.1	36,246	38.6	42,658	38.5
United Kingdom	4,727	4.5	10,418	11.1	12,905	11.6
Germany	17,326	16.2	15,707	16.7	19,323	17.4

Total	$106,659	100.0%	$94,005	100.0%	$110,861	100.0%

For the years ended December 31, 2010, 2009 and 2008, sales by our subsidiaries located outside North America comprised 62.8%, 66.4% and 67.5%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2010, 2009 and 2008, our top ten licensees by revenue accounted for approximately 50.8%, 47.1% and 46.3% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2010, 2009 or 2008.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees that we pay to third parties are typically based on a percentage of our OEM and creative professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of creative professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period-to-period depending on the level of custom design revenue recorded.

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

Marketing and Selling

Our marketing and selling expense consists of salaries, bonuses, commissions and benefits related to our marketing and selling personnel, business travel expenses, advertising and trade show expenses, web-related expenses, allocated facilities costs and other overhead expenses. Sales commission expense varies as a function of revenue and goal achievement from period-to-period. During 2010 our marketing and selling expenses increased, as compared to 2009, mainly due to an increase in personnel related expenses and an increase in discretionary spending such as commercial website development. We expect marketing and selling expenses to increase approximately $1.4 million in 2011, a result of our acquisition of Ascender.

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

Our research and development is primarily focused on enhancing the functionality of our text imaging solutions and developing new products. From time-to-time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred. During 2010 research and development expense increased, as compared to 2009, primarily the result of the increase in personnel related expenses. We expect research and development expenses to increase up to approximately $1.1 million in 2011, a result of our acquisition of Ascender. The amount by which research and development expenses may increase due to the acquisition of Ascender could vary, depending on the cost of custom work reclassified to cost of revenue.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs. In 2010, our general and administrative expenses were higher than in 2009, primarily due to increased personnel related expenses and increased legal spending, principally related to intellectual property protection.

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The small headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise was better aligned with our key initiatives and we did not experience an overall change in headcount. The restructuring plan was completed in April 2009, other than making deferred cash payments to certain terminated employees. The Company recorded charges of $0.7 million associated with this plan. We implemented a second restructuring plan on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. In the years ended December 31, 2010, 2009 and 2008, we recorded $0.2 million, $0.7 million and $0.7 million, respectively, of restructuring costs for severance and termination benefits for both plans, which is included in our operating expenses. This restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $22 thousand, net of tax savings.

Amortization of Intangible Assets

We amortize intangible assets acquired as follows:

•	Customer relationships—7 to 15 years;

•	Acquired technology—8 to 15 years; and

•	Non-compete agreements—3 to 6 years.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles, or GAAP, and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from three to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

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

Goodwill, Indefinite-Lived Intangible Assets and Long-lived Assets

We record tangible and intangible assets acquired and liabilities assumed in a business combination under the purchase method of accounting. Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We allocate the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination to goodwill. The value initially assigned to the acquired assets and assumed liabilities, particularly intangible assets and goodwill are subject to underlying assumptions that require significant management judgment. If different assumptions were used, it could materially impact the purchase price allocation and our financial position and results of operations.

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

We valued awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Select Market. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the remainder of the expected term of each grant. This is estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. The expected life of the awards is estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a US treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on our history and expectation of paying no dividends.

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

During the years ended December 31, 2010, 2009 and 2008, we recorded total share based compensation expense of $5.5 million, $5.2 million and $3.6 million, respectively. As of December 31,

2010, the Company had $11.8 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted average period of 2.9 years.

Pension Plan

We account for our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to April 1, 2006, at which time the pension plan was closed to new participants. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2010 and 2009 we paid $77 thousand and $72 thousand, respectively, to the plan participants. At December 31, 2010 and 2009, our unfunded position was $3.6 million and $3.5 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2010 consolidated balance sheet (see Note 10 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $18.6 million. This consists of total deferred tax liabilities of $24.5 million and net deferred tax assets of $5.8 million after providing a valuation allowance of $2.4 million.

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

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue:
OEM	75.0%	73.4%	70.2%
Creative professional	25.0	26.6	29.8

Total revenue	100.0	100.0	100.0
Cost of revenue	7.0	7.3	8.2
Cost of revenue—amortization of acquired technology	3.3	3.6	3.1

Total cost of revenue	10.3	10.9	11.3

Gross profit	89.7	89.1	88.7
Marketing and selling	24.3	25.2	20.7
Research and development	14.4	15.1	13.4
General and administrative	15.5	15.6	17.9
Amortization of other intangible assets	4.5	5.0	6.2

Total operating expenses	58.7	60.9	58.2

Income from operations	31.0	28.2	30.5
Interest expense, net	4.1	4.7	7.3
Loss (gain) on foreign exchange	2.0	(0.4)	0.9
(Gain) loss on derivatives	(0.4)	1.6	(0.5)
Other expense, net	—	—	0.1

Total other expenses	5.7	5.9	7.8
Income before provision for income taxes	25.3	22.3	22.7
Provision for income taxes	8.1	8.0	8.8

Net income	17.2%	14.3%	13.9%

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

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

	2010	2009	Increase
OEM	$80,000	$68,967	$11,033
Creative professional	26,659	25,038	1,621

Total revenue	$106,659	$94,005	$12,654

Revenue

Revenue was $106.7 million and $94.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of $12.7 million, or 13.5%, mainly due to increased OEM revenue. OEM revenue increased $11.0 million, or 16.0%, to $80.0 million for the year ended December 31, 2010 from $69.0 million for the year ended December 31, 2009, a result of increased revenue from our printer business mainly from an increase in unit shipments by our OEM customers.

Creative professional revenue was $26.7 million and $25.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of $1.6 million, or 6.5%. Non-web revenue increased $0.8 million, mainly the result of an increase in direct sales to our enterprise customers. Web revenue increased $0.8 million partially the result of continued growth in web sales of our Font Explorer X font management software.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $7.5 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively, an increase of $0.6 million, or 9.0%. The dollar increase in cost of revenue was the result of higher sales volume. Cost of revenue as a percentage of total revenue was 7.0% and 7.3% for the years ended December 31, 2010 and 2009, respectively, which reflects the fact that a higher percentage of revenue was derived from products that carry a lower royalty cost or from products we own.

The portion of cost of revenue consisting of amortization of acquired technology was $3.5 million and $3.4 million in the years ended December 31, 2010 and 2009, respectively. The increase year-over-year was a result of our acquisition of Planetweb.

Gross Profit

Gross profit was 89.7% in the year ended December 31, 2010, compared to 89.1% in the same period in 2009, mainly due to product mix coupled with higher revenue. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. OEM revenue represented 75.0% of our total revenue in 2010, as compared to 73.4% in 2009. Our OEM revenue typically has a lower associated cost than our creative professional revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $25.9 million and $23.6 million for the years ended December 31, 2010 and 2009, respectively, an increase of $2.3 million, or 9.7%, primarily the result of increased personnel related expenses and increased discretionary spending. Personnel and personnel related expenses, including share based compensation expense, increased $1.4 million in 2010, as compared to 2009, mainly the result of an increase in variable compensation due to higher sales volume, net of a decrease in severance expense of $0.4 million. In 2009, the Company limited discretionary spending given the lower sales volume, as compared to 2010. As a result, travel related expenses increased $0.2 million in 2010, as compared to 2009 and outside third party service expense increased $0.4 million in 2010, as compared to 2009, as spending on special projects, such as commercial website development, increased.

Research and Development. Research and development expense was $15.4 million and $14.1 million, in 2010 and 2009, respectively, an increase of $1.3 million, or 8.9%, mainly due to an increase in personnel expenses partially resulting from increased variable compensation. Personnel and personnel related expense, including share based compensation expense, increased $2.0 million, mainly the result of increased salary expense, due to annual salary increases and a small increase in headcount year-over-year, and higher variable compensation in 2010. This increase was partially offset by decreased spending on outside consultants of $0.7 million.

General and Administrative. General and administrative expense was $16.5 million and $14.7 million for the years ended December 31, 2010 and 2009, respectively, an increase of $1.8 million, or 12.4%, mainly the result of an increase in personnel related expenses and an increase in legal spending. Personnel and personnel related costs, including share based compensation expense, increased $1.0 million in 2010, as compared to 2009, mainly the result of variable compensation. Legal expenses increased $0.6 million primarily due to the timing of intellectual property registration actions, acquisition activity, amendments to our credit facility and other legal matters.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $4.8 million and $4.7 million for the years ended December 31, 2010 and 2009, respectively, an increase of $0.1 million, primarily due to our acquisition of Planetweb. We expect amortization of other intangible assets to increase approximately $0.4 million on an annual basis, as a result of our acquisition of Ascender.

Interest Expense, Net

Interest expense, net of interest income was $4.4 million in both years ended December 31, 2010 and 2009. Although total debt outstanding in 2010 was lower than in 2009, the rate of interest on the outstanding debt was higher during most of 2010, as compared to the prior year, which taken together, resulted in a consistent interest expense year-over-year. Total debt outstanding, net of unamortized financing and debt discounts, at December 31, 2010 was $65.9 million, as compared to $91.4 million at December 31, 2009. In March 2010, we paid $5.2 million on the principal of our Amended and Restated Credit Agreement in accordance with the agreement. On December 30, 2010 we made a $10.0 million principal prepayment in connection with the third amendment to our Amended and Restated Credit Agreement. The blended rate of interest on our Amended and Restated Credit Agreement was 4.0% at both December 31, 2010 and December 31, 2009. We refinanced the debt on October 30, 2009 resulting in an increase in the rate of interest on our debt of one percentage point, among other term changes. Prior to this amendment, our blended rate of interest was 3.0% on the note. See Note 7 of our consolidated financial statements for further details on the amendments.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $2.1 million and a gain of $0.4 million in 2010 and 2009, respectively, related mainly to our Euro denominated intercompany note. During 2010, we recorded a loss of $1.3 million on the note, and in 2009 we recorded a gain of $0.6 million on the note. The remainder of the loss, or $0.8 million, was the result of currency fluctuations during the year, particularly the Japanese Yen and the Euro, as compared to the US dollar.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.4 million and a loss of $1.5 million in 2010 and 2009, respectively, the net result of changes to the market value of our swap contracts. In 2010, we recorded a gain of $1.2 million on our currency swap and a loss of $0.8 million on our interest rate swap contracts. In 2009 we recorded losses on both of our swap instruments. The loss on our interest rate swap contract in 2009 included cash payments of $1.4 million.

Provision for Income Taxes

Our effective tax rate was 31.9% and 36.1% for the year ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the effective tax rate was favorably impacted by the reversal of reserves due to the settlement of state income tax audits and the expiration of the statue of limitations on certain tax years. In addition, the tax rate for 2010 was favorably impacted by a reduction in the overall effective state tax rate and a reduction in non-deductible stock compensation.

As of December 31, 2010, the total amount of unrecognized tax benefits was $0.8 million. At December 31, 2009, we had $1.5 million of unrecognized tax benefits. We classify potential interest and penalties as a component of tax expense. As of December 31, 2010 and 2009 we had $0.3 million and $0.4 million of accrued interest and penalties, respectively.

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

Interest Expense, Net

Interest expense, net of interest income was $4.4 million in 2009, as compared to $8.1 million in 2008, a decrease of $3.7 million, or 45.1%. The decrease is the result of lower total debt outstanding in 2009 as compared to 2008, as well as a decreased rate of interest on the outstanding debt. Total debt outstanding, net of unamortized financing and debt discounts, at December 31, 2009 was $91.4 million as compared to $113.6 million at December 31, 2008. In March 2009, we paid $7.4 million on the principal of our Amended and Restated Credit Agreement in accordance with the agreement. On October 30, 2009, we amended our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million in cash per year for acquisitions. In connection with this amendment, the rate of interest on our debt increased one percentage point, and we made a $5.0 million principal payment on the note. See Note 7 of our consolidated financial statements for further details on this amendment. At December 31, 2009, the blended rate of interest on our Amended and Restated Credit Agreement was 4.0%, as compared to a blended rate of interest of 3.2% at December 31, 2008.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a gain of $0.4 million and a loss of $1.0 million in 2009 and 2008, respectively, related mainly to our Euro denominated intercompany note. During 2009, we recorded a gain of $0.6 million on the note, and in 2008 we recorded a loss of $1.1 million on the note.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a loss of $1.5 million and a gain of $0.6 million in 2009 and 2008, respectively. These amounts include cash payments under our interest rate swap contract of $1.4 million and $52 thousand, in 2009 and 2008, respectively. In 2009 we recorded losses on both of our swap instruments. In 2008, we recorded a gain of $1.9 million on our currency swap instrument, which was partially offset by a loss on our interest rate swap contract of $1.3 million.

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

As of December 31, 2009, the total amount of unrecognized tax benefits was $1.5 million. We classify potential interest and penalties as a component of tax expense. As of December 31, 2009 we had $0.4 million of accrued interest and penalties.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 820, Fair Value Measurement and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 8. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which are effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. We adopted the second provision of ASC 820 on January 1, 2011 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, or ASC 605-25. ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We adopted ASC 605-25 on January 1, 2011 and the adoption did not have a material impact on the Company’s results of operations, financial position or liquidity.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $42.8 million and a $20.0 million revolving line-of-credit which was undrawn at December 31, 2010, however, availability under the line-of-credit, was reduced by $4.0 million at December 31, 2010 as a result of our outstanding derivative instruments with our lender. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$43,659	$28,071	$30,533
Net cash used in investing activities	(11,020)	(2,555)	(1,125)
Net cash used in financing activities	(24,729)	(22,853)	(17,957)
Effect of exchange rates on cash and cash equivalents	260	12	906

Total increase in cash and cash equivalents	$8,170	$2,675	$12,357

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

In 2010 we generated $43.7 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized gains on derivatives generated $35.7 million in cash. Accounts payable and accrued expenses and other liabilities generated $4.9 million in cash, due to the timing of vendor payments and amounts accrued for variable compensation to be paid in 2011. Accounts receivable generated $1.2 million the result of our billing and collections during 2010. Prepaid expenses and other assets provided $1.2 million in cash. Deferred revenue generated $0.6 million in cash, mainly due to customer prepayments.

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

We generated $30.5 million in cash from operations during 2008. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized gains on derivatives generated $34.3 million in cash. Prepaid expense and other assets, income tax refunds receivable and deferred revenue provided cash of $3.1 million. These were offset by increases in accounts receivable, and decreases in accounts payable, accrued income taxes, accrued expenses and other liabilities, together which used $6.9 million in cash. Accounts payable decreased mainly due to certain large vendor payments outstanding at December 31, 2007 for which there were no similar payments outstanding at December 31, 2008. Accrued expense decreased primarily due to larger accrued bonus and sales tax balances at December 31, 2007 than at December 31, 2008 as well as decreased accrued interest due to the timing of payments.

Investing Activities

During 2010, we acquired Ascender Corporation and Font Commerce LLC which used cash of $7.2 million. We accrued $0.2 million of additional costs at December 31, 2010 pending final adjustments. During 2010, we used $3.0 million for the purchase of a long-term exclusive license. The remainder of cash used in investing activities was used to purchase property and equipment. During 2009, we acquired Planetweb, Inc. which used cash of $1.7 million. At December 31, 2009, $0.2 million was accrued pending final adjustments. The remainder of the cash used in investing activities in 2009, approximately $0.8 million, was used to purchase property and equipment. During 2008, cash used in investing activities was $1.1 million, consisting of purchases of property and equipment.

Financing Activities

During 2010 we used $26.3 million in cash to pay down our long-term obligations, which included a $10.0 million prepayment made in connection with our third amendment to our Amended and Restated Credit Agreement, as discussed in Credit Facility below. Proceeds received for the exercise of stock options, combined with the excess tax benefit on stock options resulted in an inflow of $1.6 million in from cash. During 2009, we used $22.5 million in cash to pay down our long-term debt obligations. This amount included a $5.0 million principal prepayment on our note in accordance with the second amendment to our Amended and Restated Credit Agreement, discussed in Credit Facility below. We incurred $0.6 million in refinancing costs associated with the second amendment. During 2008, we used $18.0 million of cash in financing activities, primarily related to debt payments. Payments on our long-term debt obligations used $18.6 million in cash. We received $0.6 million in cash from stock option exercises.

Credit Facility

On July 30, 2007, in connection with our initial public offering, we amended and restated our First Lien Credit Facility. Upon entering into our Amended and Restated Credit Agreement on July 30, 2007, the principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. This additional annual principal prepayment is not mandatory when the leverage ratio falls below 2.00:1.00. At December 31, 2010, the leverage ratio was 1.40:1.00. Accordingly, we are not planning to make an additional payment following the delivery of our audited financial statements. The First and Second Lien Credit Facilities were originally entered into in November 2004, to partially finance our acquisition from Agfa.

Interest rates on borrowings under the Amended and Restated Credit Agreement were at either (i) the prime rate plus 1.25%, as defined by the credit agreement, or (ii) the London Inter-Bank Offering Rate, or LIBOR, plus 2.75%, payable monthly. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

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

On December 30, 2010 the Company entered into a third amendment, or Third Amendment, to our Amended and Restated Credit Agreement. The Third Amendment permits the Company to repurchase shares of its capital stock, pursuant to repurchase agreements or similar agreements approved by the Company’s Board of Directors, provided that such distributions shall not exceed $5.0 million in any period of two consecutive fiscal quarters, and $10.0 million in the aggregate. In connection with the Third Amendment, the Company made a principal prepayment amounting to $10.0 million, without incurring a prepayment penalty.

As of December 31, 2010, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 1.40:1.00. As of December 31, 2010, the blended interest rate on the Amended and Restated Credit Agreement was 4.0%. We do not expect that the leverage and liquidity covenants will affect our ability to operate our business and we expect we will be able to meet these compliance requirements in the future.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$18,360	$13,402	$15,381
Provision for income taxes	8,620	7,575	9,770
Interest expense, net	4,405	4,435	8,077
Depreciation and amortization	9,323	9,298	11,441

EBITDA	$40,708	$34,710	$44,669
Share based compensation	5,450	5,186	3,634
Non-cash add backs	803	(163)	N/A
Restructuring, issuance and cash non-operating costs (3)	390	969	N/A
Acquisition expenses	248	65	N/A

Adjusted EBITDA (1)(2)	$47,599	$40,767	$48,303

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

(2)	The definition of Adjusted EBITDA was modified on October 30, 2009 as detailed above. As a result, certain add backs to Adjusted EBITDA are not applicable in the year ended December 31, 2008.

(3)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2010.

Non-GAAP Measure

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets and stock-based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income from operations	$33,072	$26,556	$33,784
Depreciation and amortization	9,323	9,298	11,441
Share based compensation	5,450	5,186	3,634

Net adjusted EBITDA (1)	$47,845	$41,040	$48,859

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt (1)	$66,845	$8,355	$58,490	$—	$—
Operating leases (2)	5,858	1,879	2,756	1,223	—
License fees (2)	100	100	—	—	—

Total	$72,803	$10,334	$61,246	$1,223	$—

(1)	See Note 7 to the audited consolidated financial statements included in this report under Item 8.

(2)	See Note 16 to the audited consolidated financial statements regarding contractual obligations included in this report under Item 8.

In addition to the above, we have contractual obligations under our interest rate swap and currency swap instruments at December 31, 2010. The interest rate swap contract has a notional amount of $50.0 million, with a $20.0 million reduction in the notional amount in 2012, and matures on July 30, 2012. Under the terms of the agreement, we pay a fixed rate of interest on the notional amount of 1.5% and receive interest on the notional amount at the floating one-month LIBOR rate, which at December 31, 2010 was 0.26063%. Net settlements are due monthly. Under the currency swap contract, we pay 1.0 million Euros and we receive payments of $1.5 million quarterly. The currency swap contract terminates in December 2012.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.8 million as of December 31, 2010 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 10 to our consolidated financial statements included in this report under Item 8.

In addition to the above, we have a pension obligation under the Linotype defined benefit pension plan. The total projected benefit obligation is $3.6 million and details regarding this plan are located in Note 9 to our consolidated financial statement included in this report under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 16 to our consolidated financial statements included in this report under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $2.3 million and $4.3 million at December 31, 2010 and 2009, respectively. We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2010 two customers, Okidata Corporation and Hewlett Packard each individually accounted for 12% of our gross accounts receivable. As of December 31, 2009 two customers, Okidata Corporation and Samsung individually accounted for 15% and 12%, respectively, of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2010, 2009 and 2008, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

We use interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt, as more fully described in Note 8 to our consolidated financial statements included in this report under Item 8. ASC Topic No. 815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, changes in the fair value of the derivative instrument are to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2010, the blended rate of interest on our outstanding debt was 4.0%. For each one percent increase in interest rates our interest expense would increase by $0.7 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of the financial instrument at December 31, 2010 was a liability of approximately $0.7 million. The interest rate swap contract entered into on November 28, 2008 matured during the fourth quarter of 2010. In 2010, 2009 and 2008, we recognized losses of $0.8 million, $0.9 million and $1.3 million, respectively, on our interest rate swap contracts which have been included in (gain) loss on derivatives in the accompanying consolidated statement of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2010 and 2009 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At December 31, 2010 the note balance was approximately $10.7 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.1 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time, as payments are made. The total fair value of the currency swap instrument at December 31, 2010 and 2009 was $1.5 million and $1.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we incurred a gain of $1.2 million, a loss of $0.6 million and a gain of $1.9 million, respectively, on the currency swap contract which is included in (gain) loss on derivatives in the accompanying consolidated statements of income. The loss and gain on the intercompany note are included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 3, 2011

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$42,786	$34,616
Accounts receivable, net of allowance for doubtful accounts of $92 and $82 at December 31, 2010 and 2009	4,720	5,145
Income tax refunds receivable	340	885
Deferred income taxes	350	878
Prepaid expenses and other current assets	2,480	1,666

Total current assets	50,676	43,190
Property and equipment, net	1,589	1,790
Goodwill	142,354	140,745
Intangible assets, net	80,239	85,088
Other assets	3,947	1,564

Total assets	$278,805	$272,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753	$395
Accrued expenses and other current liabilities	13,045	8,635
Accrued income taxes	1,171	903
Deferred revenue	8,506	6,446
Current portion of long-term debt	8,355	16,293

Total current liabilities	31,830	32,672
Long-term debt, less current portion	57,504	75,060
Other long-term liabilities	471	784
Deferred income taxes	19,328	18,310
Reserve for income taxes, net of current portion	1,125	1,550
Accrued pension benefits	3,565	3,479
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2010 and 2009; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2010 and 2009; Issued: 35,490,331 and 34,668,554 at December 31, 2010 and 2009, respectively	35	35
Additional paid-in capital	155,791	148,273
Treasury stock, at cost, 95,516 shares at December 31, 2010 and 2009	(86)	(86)
Retained earnings (accumulated deficit)	8,317	(10,043)
Accumulated other comprehensive income	925	2,343

Total stockholders’ equity	164,982	140,522

Total liabilities and stockholders’ equity	$278,805	$272,377

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$106,659	$94,005	$110,861
Cost of revenue	7,477	6,861	9,101
Cost of revenue—amortization of acquired technology	3,488	3,383	3,392

Total cost of revenue	10,965	10,244	12,493

Gross profit	95,694	83,761	98,368
Operating expenses:
Marketing and selling	25,935	23,645	22,911
Research and development	15,404	14,142	14,867
General and administrative	16,488	14,674	19,882
Amortization of other intangible assets	4,795	4,744	6,924

Total operating expenses	62,622	57,205	64,584

Income from operations	33,072	26,556	33,784
Other expense:
Interest expense	4,421	4,496	8,197
Interest income	(16)	(61)	(120)
Loss (gain) on foreign exchange	2,066	(381)	1,016
(Gain) loss on derivatives	(388)	1,520	(591)
Other expense, net	9	5	131

Total other expense	6,092	5,579	8,633

Income before provision for income taxes	26,980	20,977	25,151
Provision for income taxes	8,620	7,575	9,770

Net income	$18,360	$13,402	$15,381

Net income available to common stockholders	$18,237	$13,315	$15,130

Net income per common share:
Basic	$0.52	$0.39	$0.45
Diluted	$0.51	$0.38	$0.43
Weighted average number of shares outstanding: Basic	34,762,919	34,365,544	33,818,508
Weighted average number of shares outstanding: Diluted	35,990,295	35,288,126	35,304,794

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	34,262,941	$34	53,194	$(41)	$138,219	$(38,826)	$2,621	$102,007
Net income						15,381		15,381	15,381
Issuance of capital shares
—restricted share grants	71,617	—			—			—
—exercised options	211,134	1			615			616
Repurchase of unvested restricted common shares	(33,000)		33,000	(45)				(45)
Vesting of restricted shares					154			154
Share based compensation					3,634			3,634
Tax benefit associated with options					54			54
Unrecognized actuarial gain, net of tax							175	175	175
Cumulative translation adjustment, net of tax							(1,140)	(1,140)	(1,140)

Comprehensive income									$14,416

Balance, December 31, 2008	34,512,692	$35	86,194	$(86)	$142,676	$(23,445)	$1,656	$120,836
Net income						13,402		13,402	$13,402
Issuance of capital shares
—restricted share grants	57,385	—			—			—
—exercised options	107,799	—			126			126
Repurchase of unvested shares of restricted common stock	(9,322)	—	9,322	—				—
Vesting of restricted shares					181			181
Share based compensation					5,186			5,186
Tax benefit associated with options					104			104
Unrecognized actuarial gain, net of tax							(202)	(202)	(202)
Cumulative translation adjustment, net of tax							889	889	889

Comprehensive income									$14,089

Balance, December 31, 2009	34,668,554	$35	95,516	$(86)	$148,273	$(10,043)	$2,343	$140,522

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	34,668,554	$35	95,516	$(86)	$148,273	$(10,043)	$2,343	$140,522
Net income						18,360		18,360	$18,360
Issuance of capital shares
—restricted share grants	469,817	—			—			—
—exercised options	318,144	—			944			944
Vesting of restricted shares					123			123
Shares issued as acquisition consideration	33,816	—			381			381
Share based compensation					5,450			5,450
Tax benefit associated with options					620			620
Unrecognized actuarial gain, net of tax							(130)	(130)	(130)
Cumulative translation adjustment, net of tax							(1,288)	(1,288)	(1,288)

Comprehensive income									$16,942

Balance, December 31, 2010	35,490,331	$35	95,516	$(86)	$155,791	$8,317	$925	$164,982

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$18,360	$13,402	$15,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,323	9,298	11,441
Amortization of deferred financing costs and debt discount	798	840	778
Loss on retirement of fixed assets	3	20	111
Share based compensation	5,450	5,186	3,634
Excess tax benefit on stock options	(620)	(104)	(54)
Deferred income taxes	1,480	1,931	3,237
Provision for doubtful accounts	46	(106)	126
Unrealized currency (gain) loss on foreign denominated intercompany transactions	1,261	(360)	433
Unrealized losses (gains) on derivatives	(450)	437	(803)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,197	1,226	(2,469)
Income tax refunds receivable	(388)	(885)	1,391
Prepaid expenses and other assets	1,242	(3)	927
Accounts payable	370	(260)	(1,155)
Accrued income taxes	429	(833)	(974)
Accrued expenses and other liabilities	4,564	(2,599)	(2,233)
Deferred revenue	593	881	762

Net cash provided by operating activities	43,658	28,071	30,533

Cash flows from investing activities:
Purchases of property and equipment	(870)	(845)	(1,125)
Purchase of exclusive license	(3,000)	—	—
Acquisition of businesses, net of cash acquired	(7,150)	(1,710)	—

Net cash used in investing activities	(11,020)	(2,555)	(1,125)
Cash flows from financing activities:
Purchase of interest rate caps	—	—	(45)
Debt amendment costs	—	(599)	—
Payments on long-term debt	(26,292)	(22,484)	(18,582)
Excess tax benefit of stock options	620	104	54
Proceeds from exercise of common stock options	944	126	616

Net cash used in financing activities	(24,728)	(22,853)	(17,957)
Effect of exchange rates on cash and cash equivalents	260	12	906

Increase in cash and cash equivalents	8,170	2,675	12,357
Cash and cash equivalents, beginning of year	34,616	31,941	19,584

Cash and cash equivalents, end of year	$42,786	$34,616	$31,941

Supplemental disclosures:
Interest paid	$3,500	$3,210	$8,347
Income taxes paid	$6,196	$7,219	$5,501
Non cash transactions:
Issuance of common stock in connection with the acquisition of Ascender Corporation	$381	$—	$—
Exclusive Ascender license included in the purchase price of Ascender Corporation	$3,235	$—	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. The Company’s technologies and fonts have been widely deployed across a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company licenses its text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals. The Company is headquartered in Woburn, Massachusetts. The Company operates in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. At December 31, 2010, the Company conducts its operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation (“ITC”), and four foreign operating subsidiaries, Monotype Imaging Ltd. (“Monotype UK”), Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd., (“Monotype Hong Kong”), and Monotype Imaging KK (“Monotype Japan”).

2. Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Monotype Imaging Holdings Inc. and its subsidiaries and have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis.

On December 10, 2009, we acquired the principal assets of Planetweb, Inc., a global provider of embedded user interface software and developer tools for the consumer electronics industry, located in Redwood Shores, California, for $1.9 million. Following the acquisition, Planetweb, Inc. was merged into our Monotype Imaging Inc. subsidiary.

On December 8, 2010, we acquired Ascender Corporation and Font Commerce LLC, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft, located in Elk Grove Village, Illinois, for $11.0 million, subject to final adjustments, in a combination of cash and stock. Following the acquisition, Ascender Corporation and Font Commerce LLC were merged into our Monotype Imaging Inc. subsidiary.

The accompanying consolidated financial statements present the Company as of and for the years ended December 31, 2010, 2009 and 2008, including the accounts of ITC, Monotype UK, Linotype, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to allowance for doubtful accounts, income taxes, valuation of goodwill, intangible assets, other long-lived assets, derivatives, the valuation of share-based compensation and accrued pension benefits. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments and debt. We value our financial instruments at fair value in accordance with ASC Topic No. 820, Fair Value Measurement and Disclosures, (“ASC 820”). The Company’s recurring fair value measures relate to derivative instruments and short-term investments. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities of less than 90 days. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and are stated at fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities of less than 90 days. Deposits of cash held outside the U.S. totaled approximately $2.3 million and $4.3 million, at December 31, 2010 and 2009, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2010, two customers each individually accounted for 12% of our gross accounts receivable. As of December 31, 2009, two customers individually accounted for 15% and 12% of our gross accounts receivable. For the years ended December 31, 2010, 2009 and 2008 no one customer accounted for 10% or more of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment.

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

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit and conducted our impairment analysis on the Company as a whole by calculating the fair value of our Company as compared to our carrying value. We estimated the fair value by using a discounted cash flow approach as well as the market approach. The Company performs its annual goodwill impairment test as of December 31st. The fair value was greater than the carrying value of the goodwill, and therefore, no write down of goodwill was recorded in any of the years presented.

We perform similar procedures on our indefinite-lived intangible assets. We apply the relief from royalty method, a variation of the discounted cash flow method, to determine the fair value of these assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31st. The fair value was greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

Long-Lived Assets

We account for long-lived assets including property and equipment and long-lived amortizable intangible assets in accordance with ASC Topic No. 360, Property, Plant and Equipment, (“ASC 360”). ASC 360 requires companies to assess whether indicators of impairment are present on a periodic basis. If such indicators are present, ASC 360 prescribes a two step impairment test (i) if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, then (ii) the impairment loss is measured as the difference between the carrying amount and the fair value of the asset based on the forecasted discounted cash flows of the asset. We have had no impairments or indicators of impairment of our long-lived assets during the years presented.

Business Acquisitions

In accordance with ASC Topic No. 805, Business Combinations (“ASC 805”), we record acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values from the perspective of a market participant. The excess purchase price over the fair value of indentified assets is recorded as goodwill. Under ASC 350, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangible assets with definite lives are amortized over their respective useful lives.

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

Creative Professional Revenue

Our creative professional revenue is derived from font licenses and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $2.9 million, $2.8 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, (“ASC 718”), which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility by using a blend of our stock price history, for the length of time we have market data for our stock, and the historical volatility of similar public companies for the remainder of the expected term of each grant. This is estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. The expected life of the awards is estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a US treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on our history and expectation of paying no dividends.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010		2009		2008
Risk-free interest rate	2.6%		1.9%		2.8%
Expected dividend yield	—		—		—
Expected volatility	64.3%		66.3%		66.0%
Expected term	6.1 yea	rs	6.1 yea	rs	6.1 yea	rs
Weighted average fair value per share	$5.93		$2.45		$8.75

We value awards granted based on the grant date closing price of our common stock as traded on either the NASDAQ Global Market or NASDAQ Global Select Market. See Note 13 for a summary of the stock option activity under our stock-based employee compensation plans for the year ended December 31, 2010.

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

Foreign Currency Translation

In accordance with ASC Topic No. 830, Foreign Currency Matters, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than US dollars are translated into US dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. The gains and losses arising from these transactions are reported as a component of loss (gain) on foreign exchange in our consolidated statements of income. The unrealized gains and losses are reported in accumulated other comprehensive income in our consolidated statements of stockholders’ equity.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The total amount of uncertain tax positions, at December 31, 2010 and 2009 was $1.1 million and $1.5 million, respectively. The Company classifies interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $0.4 million, respectively.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurement and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim period within those fiscal periods. The Company adopted the first provision of ASC 820 and the adoption did not have a material impact on its results of operations, financial position or liquidity. The Company adopted the second provision of ASC 820 on January 1, 2011 and the adoption did not have a material impact on its results of operations, financial position or liquidity.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adopted ASC 605-25 on January 1, 2011 and the adoption did not have a material impact on its results of operations, financial position or liquidity.

3. Acquisitions

On December 8, 2010, we acquired Ascender Corporation, a privately held Illinois corporation and Font Commerce LLC, a majority owned subsidiary of Ascender (collectively, Ascender) for approximately $11.0 million, subject to final adjustments. Ascender is a font provider with long-standing relationships with several leading brands including Google and Microsoft, and is located in Elk Grove Village, Illinois. With the acquisition of Ascender, the Company has broadened its font intellectual property offerings and gained significant typeface design and development talent. The Company paid approximately $7.2 million in cash, $0.2 million was accrued, pending final adjustments, and issued 285,632 shares of common stock, valued at $3.2 million. Of the purchase price, $0.7 million was placed into escrow for standard representations and warranties, expiring in June 2012. The majority of the common stock issued in connection with the acquisition was issued to shareholders of Ascender, who immediately upon closing, became employees of the Company. The stock awards granted are subject to vesting terms that require employment to continue over our standard four-year term. As a result, approximately $2.8 million of the $3.2 million in common stock issued will be expensed as share based compensation over the four year vesting term. At the acquisition date, the Company had a pre-existing relationship with Ascender; an exclusive licensing agreement with a fair value equivalent to its book value of $3.2 million. In accordance with ASC 805-10-25-20, the unamortized license fee was considered settled upon the acquisition and its fair value was included as part of total consideration paid and has been allocated among the assets acquired. The purchase accounting is preliminary and subject to adjustment for final settlement related to acquired assets and liabilities.

The results of operations of Ascender have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Estimated Fair Value at Acquisition Date (in thousands)
Accounts receivable and other assets	$945
Customer relationships	2,820
Technology	140
Trademarks	4,020
Non-compete agreements	450
Goodwill	4,745
Accrued royalties and other current liabilities	(795)
Deferred tax liability	(1,359)

Total purchase price	$10,966

The goodwill reflects the value of the assembled workforce and the customer-specific synergies the company expects to realize from the Ascender acquisition. The acquired definitive lived intangible assets will be amortized over their respective useful lives, on a straight-line basis. The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately nine years. Customer relationships have estimated lives of between seven and ten years. Technology has an estimated life of fifteen years. Non-compete agreements have an estimated five year life. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $3.4 million.

The acquisition of Ascender was structured in such a manner that the majority of the goodwill is not deductible for tax purposes. Approximately $1.1 million of goodwill is deductible for tax purposes and represents the goodwill associated with Font Commerce LLC. Approximately $3.7 million of the identifiable intangible assets are deductible for tax purposes and represents the previously acquired Ascender license and intangibles associated with Font Commerce LLC.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Computer equipment	$5,173	$4,518
Furniture and fixtures	662	689
Leasehold improvements	208	198

Total cost	6,043	5,405
Less accumulated depreciation and amortization	(4,454)	(3,615)

Property and equipment, net	$1,589	$1,790

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008, was $1.0 million, $1.2 million and $1.1 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2008	$138,898
Acquisition	479
Foreign currency exchange rate changes	1,467
Deferred tax adjustment	(99)

Balance at December 31, 2009	$140,745
Acquisition	4,745
Foreign currency exchange rate changes	(3,068)
Deferred tax adjustment	(68)

Balance at December 31, 2010	$142,354

The Company recorded approximately $4.7 million increase to goodwill in December 2010 related to the Ascender acquisition. See Note 3 for further details on this acquisition. The Company recorded approximately $0.5 million increase to goodwill in December 2009 for the acquisition of Planetweb, Inc. The purchase price of Planetweb, Inc. of $1.9 million, was in excess of the fair value of the identified assets. The majority of the Company’s goodwill balance is not denominated in U.S. dollars, and is therefore, subject to currency fluctuations. Goodwill decreased $0.1 million due to the tax effect of excess tax basis goodwill amortization.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2010 and 2009 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$49,419	$(26,413)	$23,006	$47,025	$(22,040)	$24,985
Acquired technology	8-15	39,846	(17,878)	21,968	44,449	(15,968)	28,481
Non-compete agreements	3-6	12,039	(11,363)	676	11,685	(11,072)	613
Trademarks		30,189	—	30,189	26,609	—	26,609
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$135,893	$(55,654)	$80,239	$134,168	$(49,080)	$85,088

The Company’s intangible asset balances increased approximately $4.2 million in 2010 due to the acquisition of Ascender. Approximately $2.8 million was attributed to customer relationships, approximately $4.0 million was attributed to trademarks, $0.5 million was attributed to non-compete agreements and a decrease of approximately $3.2 million in technology resulted from the re-allocation of previously acquired Ascender license. Amortization expense is calculated using the straight-line method.

Estimated future intangible amortization expense based on balances at December 31, 2010 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2011	$3,233	$5,061
2012	3,186	4,868
2013	3,186	4,832
2014	3,186	4,172
2015	3,186	866
Thereafter	5,991	3,883

Total amortization expense	$21,968	$23,682

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Payroll and related benefits	$6,164	$2,903
Royalties	2,047	1,899
Interest	279	326
Legal and audit fees	1,014	777
Sales taxes	689	257
Derivative liability	563	771
Restructuring	35	376
Other	2,254	1,326

Total	$13,045	$8,635

7. Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Credit Facility—$66.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 3.75% (4.0% at December 31, 2010), and $0.3 million at Prime plus 2.25% (5.5% at December 31, 2010) due in monthly installments of principal and interest through July 2012	$66,845	$93,138
Less unamortized financing costs	(986)	(1,785)

Total debt	65,859	91,353
Less current portion	(8,355)	(16,293)

Long-term debt	$57,504	$75,060

The aggregate annual contractual maturities of long-term debt are as follows (in thousands):

Years ending December 31:
2011	$8,355
2012	58,490

Credit Facilities

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. Our borrowings increased to $140.0 million from $128.4 million which was under the prior agreement, First Lien Credit Facility and increased the maximum available under our revolving line-of-credit to $20 million. In connection with this amendment and restatement, we paid a fee of $0.7 million. Using proceeds from our initial public offering, proceeds from the Amended and Restated Credit Agreement and cash on hand, we paid the entire $70 million outstanding balance on our Second Lien Credit Facility, together with a prepayment penalty fee of $1.4 million. The prepayment penalty fee was charged to operations as a debt extinguishment expense, along with approximately $1.6 million of previously capitalized debt financing costs associated with the Second Lien Credit Facility that were written off upon the payoff and termination of the facility. The First and Second Lien Credit Facilities were originally entered into in November 2004, to partially finance our acquisition from Agfa.

Upon entering into our Amended and Restated Credit Agreement, our scheduled monthly principal payments were increased to approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. This payment amounted to $5.2 million in 2010. The agreement further provides that the next twelve scheduled monthly payments are reduced ratably by an aggregate of 50% of this additional payment. Accordingly, we included an additional $3.2 million in the current portion of long-term debt at December 31, 2009. This additional annual principal prepayment is not mandatory when the leverage ratio falls below 2.00:1.00. At December 31, 2010, the leverage ratio was 1.40:1.00. Accordingly, we are not planning to make an additional payment following the delivery of our audited financial statements. Borrowings under the Amended and Restated Credit Agreement continue to bear interest at either (i) the prime rate plus a margin, or (ii) LIBOR plus a margin as defined by the Amended and Restated Credit Agreement, payable monthly. However, the margin for prime rate borrowings was reduced from 1.75% to 1.25%, and the margin for LIBOR rate borrowings was reduced from 3.25% to 2.75%. In addition, while the Amended and Restated Credit Agreement continues to be secured by substantially all of our assets and continues to place limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements, the limitation on capital spending and certain other financial covenants were removed. The Amended and Restated Credit Agreement also included a maximum leverage ratio financial covenant. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA (as revised by the October 31, 2009 amendment, as discussed further below) is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. The Amended and Restated Credit Agreement contains a material adverse change clause.

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

On December 30, 2010, the Company entered into a third amendment (the “Third Amendment”) to our Amended and Restated Credit Agreement. The Third Amendment permits the Company to repurchase shares of its capital stock pursuant to repurchase agreements or similar agreements approved by the Company’s Board of Directors, provided that such distributions shall not exceed $5.0 million in any period of two consecutive fiscal quarters, and $10.0 million in the aggregate. In connection with the Third Amendment, the Company made a principal prepayment amounting to $10.0 million without incurring a prepayment penalty.

As of December 31, 2010, the blended interest rate on the Amended and Restated Credit Agreement was 4.0%. The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of December 31, 2010.

There were no outstanding borrowings on the revolving line-of-credit at December 31, 2010 or 2009; however, availability under the line-of-credit was reduced by $4.0 million as a result of entering into a currency swap contract, see Note 8.

8. Financial Instruments

Derivative Financial Instruments

On November 28, 2008, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 2.2% in exchange for a floating rate interest payment tied to the one-month LIBOR to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $50.0 million and matured on November 28, 2010. The total fair value of this financial instrument at December 31, 2009 was a liability of approximately $0.8 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at December 31, 2010 was a liability of $0.7 million. We did not designate either contract as a hedge; as such, associated gains and losses are recorded in our consolidated statements of income. The current portions of the interest rate swaps are included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. In 2010, 2009 and 2008, we incurred a net loss of $1.3 million, a net gain of $0.6 million and a net loss of $1.1 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. We did not designate the contract as a hedge; as such, associated gains and losses are recorded to gain on derivatives in our consolidated statements of income. The total fair value of the financial instrument at December 31, 2010 and 2009 was approximately $1.5 million and $1.1 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	2010	2009	2008
Interest rate swaps	$829	$943	$1,325
Currency swap	(1,220)	567	(1,949)
Other	3	10	33

Total	$(388)	$1,520	$(591)

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in US dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into US dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at December 31, 2010, 2009 or 2008.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—commercial paper	$10,272	$—	$10,272	$—
Cash equivalents—corporate bonds	3,831	—	3,831	—
Cash equivalents—municipal bonds	5,750	—	5,750	—
Derivatives—currency swap, current portion	732	—	732	—
Derivatives—currency swap, long-term portion	794	—	794	—

Total assets	$21,379	$—	$21,379	$—

Liabilities:
Derivatives—interest rate swap, current	$563	$—	$563	$—
Derivatives—interest rate swap, long-term portion	146	—	146	—

Total liabilities	$709	$—	$709	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, and derivative instruments. The fair value of our cash equivalents are either based quoted prices for similar assets or other observable inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2010, the fair value of our long term debt approximates its carrying value of $65.9 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

9. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan (the “U.S. 401(k) Plan”). In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. On March 9, 2009, the Company’s U.S. 401(k) Plan was amended to change the Company’s matching contribution amount, as prescribed by the plan, from a fixed dollar-for-dollar match up to the first 6% of the participant’s compensation to a discretionary employer matching contribution. For the years ended December 31, 2010, 2009 and 2008, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 3% of salary. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows:

	2010	2009	2008
Service cost	$81	$76	$99
Interest cost	165	169	173
Recognized losses	(12)	(33)	(17)

Net periodic benefit cost	$234	$212	$255

The assumptions used to determine the net periodic benefit cost were as follows:

	2010	2009	2008
Weighted-average discount rate	5.0%	5.25%	5.8%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The Linotype Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,451	$2,941
Service cost	81	76
Interest cost	165	169
Actuarial loss	162	231
Benefits paid	(77)	(72)
Foreign currency exchange rate changes	(220)	106

Projected benefit obligation at end of year	$3,562	$3,451

Accumulated benefit obligation	$3,461	$3,339

Funding status at end of year	$(3,562)	$(3,451)

Net Amounts Recognized in the Financial Statements:
Current liability	$81	$82
Unrecognized actuarial gain reported within accrued pension benefits and accumulated other comprehensive loss	$3,481	$3,369

Net accrued pension liability recognized	3,562	3,451
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	310	353
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	—	13

Linotype also provides cash awards to its employees based on length of service. At December 31, 2010 and 2009, the balance accrued for such benefits totaled $84 thousand and $110 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2010	2009
Weighted-average discount rate	5.0%	5.25%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	2.0%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2010. The measurement dates are December 31, 2010 for 2010 and December 31, 2009 for 2009.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2011	$81
2012	87
2013	101
2014	121
2015	142
2016-2020	975

10. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2010	2009	2008
U.S.	$19,546	$11,783	$15,467
Foreign	7,434	9,194	9,684

Total income before income tax provision	$26,980	$20,977	$25,151

The components of the income tax provision are as follows (in thousands):

	December 31,
	2010	2009	2008
Current
U.S. Federal	$4,318	$1,524	$2,504
State and local	(80)	408	655
Foreign jurisdictions	2,902	3,712	3,374

	7,140	5,644	6,533
Deferred
U.S. Federal	2,266	2,599	4,170
State and local	(146)	(40)	(671)
Foreign jurisdictions	(640)	(628)	(262)

	1,480	1,931	3,237

Total provision	$8,620	$7,575	$9,770

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2010		2009		2008
Provision for income taxes at statutory rate	$9,443	35.0%	$7,342	35.0%	$8,803	35.0%
State and local income taxes, net of federal tax benefit	283	1.1%	373	1.7%	508	2.0%
Non-deductible registration costs	—	—	—	—	415	1.6%
Foreign rate differential	(73)	(0.3)%	(363)	(1.7)%	189	0.7%
Effect of rate changes on deferred taxes	(156)	(0.6)%	(134)	(0.6)%	(527)	(2.1)%
Stock compensation	194	0.7%	415	2.0%	423	1.7%
Research credits	(258)	(1.0)%	(98)	(0.5)%	(208)	(0.8)%
(Reversal of) increase to reserve for income taxes	(660)	(2.4)%	119	0.6%	320	1.3%
Other, net	(153)	(0.6)%	(79)	(0.4)%	(153)	(0.6)%

Reported income tax provision	$8,620	31.9%	$7,575	36.1%	$9,770	38.8%

For the year ended December 31, 2010, our effective tax rate was 31.9%. The Company’s 2010 effective tax rate was favorably impacted by a reduction in tax reserves due to audit settlements and the lapse of statute of limitations, a reduced state effective tax rate and a reduction of non-deductible equity compensation.

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

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Compensation related deductions	$4,117	$2,145
Tax credit carryforwards	3,696	5,354
Accrued expenses	410	709

Subtotal deferred tax assets	8,223	8,208
Valuation allowance	(2,397)	(2,905)

Total deferred income tax assets	$5,826	$5,303

Deferred tax liabilities:
Intangible assets	$3,853	$3,211
Goodwill	18,380	15,340
Unrealized gains	1,057	2,175
Unremitted earnings of foreign subsidiaries	824	1,517
Other	375	264

Total deferred tax liabilities	$24,489	$22,507

Net deferred tax liabilities	$18,663	$17,204

	December 31,
	2010	2009
Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—short-term	$350	$878
Net deferred income tax assets—long-term (1)	330	243
Net deferred income tax liabilities—short-term (2)	(15)	(15)
Net deferred income tax liabilities—long-term	(19,328)	(18,310)

Net deferred income tax liabilities	$(18,663)	$(17,204)

(1)	Included in other assets in the accompanying consolidated balance sheet.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2010 and 2009.

A valuation allowance has been established for potential foreign tax credits that may be generated by Linotype’s deferred tax liability related to temporary differences caused by purchase accounting adjustments. As of December 31, 2010 the valuation allowance against these credits was $2.4 million. Linotype is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related taxes are paid or accrued, we have established a partial valuation allowance against these credits.

In accordance with ASC Topic No. 740, the Company has classified approximately $1.1 million to its reserve for uncertain tax positions at December 31, 2010.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2010 and 2009 (in thousands):

December 31, 2008	$1,631
Decrease related to positions taken in prior years	(205)
Increases related to positions taken in the current year	58

December 31, 2009	$1,484
Increase related to positions taken in prior years	3
Decrease related to positions taken in prior years	(733)
Decrease related to settlements	(97)
Increases related to positions taken in the current year	131

December 31, 2010	$788

Of this amount of unrecognized tax benefits, approximately $0.8 million, $1.3 million and $1.1 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2010, 2009 and 2008, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2010, the Company has accrued approximately $0.3 million related to interest and penalties. The current year tax provision includes a net benefit related to interest of $22 thousand, net of federal benefit. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

During 2010, the Company settled an audit of its 2005-2008 Massachusetts state income tax returns. As a result of this audit, the Company was able to reverse certain reserves related to research and development credits established in prior years. In addition, the Company reversed reserves related to the expiration of the federal statute of limitations for the 2006 tax year.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2010, there were no undistributed earnings of foreign subsidiaries that were deemed permanently invested.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2007 through 2010. The Company and its subsidiaries state income tax returns are subject to audit for the years 2006 through 2010.

11. Accumulated other comprehensive income

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	ASC 715-30 Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$1,112	$544	$1,656
Current year change, net of tax of $472 and ($86) for foreign currency translation and unrecognized actuarial loss, respectively	889	(202)	687

Balance at December 31, 2009	2,001	342	2,343
Current year change, net of tax of ($770) and ($56) for foreign currency translation and unrecognized actuarial income, respectively	(1,288)	(130)	(1,418)

Balance at December 31, 2010	$713	$212	$925

12. Net income per share

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

For all periods presented the treasury stock method was used in the computation as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income, as reported	$18,360	$13,402	$15,381
Less: net income attributable to participating securities	(123)	(87)	(251)

Net income available to common shareholders—basic and diluted	$18,237	$13,315	$15,130

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,997,473	34,589,410	34,389,086
Less: weighted-average shares of unvested restricted common stock outstanding	(234,554)	(223,866)	(570,578)

Weighted-average number of common shares used in computing basic net income per common share	34,762,919	34,365,544	33,818,508

Net income per share applicable to common shareholders—basic	$0.52	$0.39	$0.45

Diluted:
Weighted-average shares of common stock outstanding	34,997,473	34,589,410	34,389,086
Less: weighted-average shares of unvested restricted common stock outstanding	(234,554)	(223,866)	(570,578)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,178,593	813,106	1,065,759
Weighted-average number of shares of restricted common stock outstanding, based on the treasury stock method	48,783	109,476	420,527

Weighted-average number of common shares used in computing diluted net income per common share	35,990,295	35,288,126	35,304,794

Net income per share applicable to common shareholders—diluted	$0.51	$0.38	$0.43

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
Options	1,588,446	1,684,175	1,033,662

13. Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2010, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the years ended December 31, 2010 and 2009, we did not repurchase any shares of unvested restricted stock pursuant to the 2004 Award Plan. In the year ended December 31, 2008 we repurchased 33,000 shares of unvested restricted stock in accordance with the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan (“2007 Award Plan”), and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. The Company has reserved 4,383,560 shares of common stock for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2010, 3,021,405 options and 306,799 restricted stock awards have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the year ended December 31, 2009, we repurchased 9,322 shares of unvested restricted common stock pursuant to the 2007 Award Plan. In the years ended December 31, 2010 and 2008, we did not repurchase any shares of our common stock in accordance with the 2007 Award Plan.

On December 7, 2010 the Company’s Compensation Committee approved the 2010 Inducement Stock Plan (“2010 Inducement Plan”) in connection with our acquisition of Ascender. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the Nasdaq Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the plan. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2010, 183,217 options and 53,763 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock in accordance with the 2010 Inducement Plan in the year ended December 31, 2010.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Marketing and selling	$2,042	$1,818	$1,141
Research and development	1,154	1,186	717
General and administrative	2,254	2,182	1,776

Total share based compensation	$5,450	$5,186	$3,634

As of December 31, 2010, the Company had $11.8 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 2.9 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2009	4,102,152	$6.91
Granted	683,517	$9.80
Exercised	(318,144)	$2.97
Expired and forfeited	(69,050)	$11.30

Outstanding at December 31, 2010	4,398,475	$7.58	$19,184	7.2

Exercisable at December 31, 2010	2,681,612	$7.03	$13,459	6.3

Vested and expected to vest at December 31, 2010 (2)	4,284,819	$7.55	$18,805

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2010.

(2)	Represents the number of vested options as of December 31, 2010, plus the number of unvested options at December 31, 2010 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $0.5 million and $2.0 million, respectively. The fair value of shares vested during 2010, 2009 and 2008 was $1.3 million, $1.0 million and $6.3 million, respectively.

Cash received from option exercises under all share based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $0.1 million and $0.6 million, respectively. Option exercises will result in the issuance of new shares of common stock.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested shares outstanding at December 31, 2009	172,768	$4.42
Granted	469,817	$10.60
Vested	(137,954)	$2.92
Forfeited	—	$—

Unvested shares outstanding at December 31, 2010	504,631	$10.58

14. Restructuring

On November 10, 2008 we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was completed in April 2009, other than the payment of deferred termination benefits to certain terminated employees. The Company recorded charges totaling $0.7 million associated with this plan. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidate certain functions of our European operations within our United Kingdom office. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges totaling approximately $0.9 million for severance and termination benefits associated with this plan. In the years ended December 31, 2010, 2009 and 2008, we recorded $0.2 million, $0.7 million and $0.7 million of restructuring costs for severance and termination benefits for both plans, which is included in our operating expenses. The restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the impact of the restructuring actions on our consolidated statements of income (in thousands):

	2010	2009	2008
Marketing and selling	$2	$437	$297
Research and development	51	52	124
General and administrative	166	175	315

Total restructuring	$219	$664	$736

Restructuring charges incurred to date relate to severance and termination benefits.

The following presents the restructuring provision (in thousands):

Personnel related
Charges during 2008	$736
Cash payments during 2008	(116)
Foreign currency exchange rate changes	15

Provision at December 31, 2008	$635
Charges during 2009	664
Cash payments during 2009	(911)
Foreign currency exchange rate changes	(12)

Provision at December 31, 2009	$376
Charges during 2010	219
Cash payments during 2010	(530)
Foreign currency exchange rate changes	(30)

Provision at December 31, 2010	$35

Future cash expenditures related to the restructuring are expected to be approximately $22 thousand, net of tax savings.

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

	Year Ended December 31,
	2010	2009	2008
OEM	$80,000	$68,967	$77,810
Creative Professional	26,659	25,038	33,051

Total	$106,659	$94,005	$110,861

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

	Year Ended December 31,
	2010		2009		2008
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$39,671	37.2%	$31,634	33.6%	$35,975	32.5%
Asia	44,935	42.1	36,246	38.6	42,658	38.5
United Kingdom	4,727	4.5	10,418	11.1	12,905	11.6
Germany	17,326	16.2	15,707	16.7	19,323	17.4

Total	$106,659	100.0%	$94,005	100.0%	$110,861	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2010	2009
Long-lived assets:
United States	$164,213	$162,494
Asia	3,402	3,523
United Kingdom	31	59
Germany	56,536	61,547

Total	$224,182	$227,623

16. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2015. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in Colorado, Germany and Massachusetts contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2010, are approximately as follows (in thousands):

Years ending December 31:
2011	$1,879
2012	1,644
2013	1,112
2014	919
2015	304
Thereafter	—

Total	$5,858

Rent expense charged to operations was approximately $2.0 million, $2.0 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2010 and 2009.

17. Supplementary Financial Data (Unaudited)

(in thousands, except share amounts)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue	$29,405	$28,358	$24,435	$24,461	$25,116	$23,032	$22,251	$23,606
Gross profit	26,601	25,664	21,657	21,772	22,398	20,397	19,964	21,002
Net income	6,131	5,923	3,044	3,262	4,022	3,019	3,071	3,290
Net income available to common shareholders—basic	6,083	5,886	3,022	3,245	4,000	3,001	3,050	3,264
Net income available to common shareholders—diluted	6,083	5,886	3,022	3,245	4,000	3,001	3,050	3,265
Income per common share:
Basic	$0.17	$0.17	$0.09	$0.09	$0.12	$0.09	$0.09	$0.10
Diluted	$0.17	$0.16	$0.08	$0.09	$0.11	$0.08	$0.09	$0.09

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on

Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holding Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Monotype Imaging Holding Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 3, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2011 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2011 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2011 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2011 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2011 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (14)

4.1	Specimen Stock Certificate *

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008 (9)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	2007 Stock Option and Incentive Plan (3)

10.6	Form of Non-Qualified Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (3)

10.8	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan (3)

10.9	Form of Director Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (11)

Exhibit Number	Description
10.10	2010 Inducement Stock Plan (22)

10.11	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan *

10.12	Form of Restricted Stock Agreement under the 2010 Inducement Plan *

10.13	Service agreement by and between Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

10.14	Employment agreement by and between Monotype Imaging Inc. and Scott E. Landers, dated as of July 14, 2008 (12)

10.15	Employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of December 19, 2008 (15)

10.16	Employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of December 19, 2008 (15)

10.17	Employment agreement by and between David L. McCarthy and Monotype Imaging Inc., effective as of December 19, 2008 (15)

10.18	Employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of December 19, 2008 (15)

10.19	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.20	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.21	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 (8)

10.22	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009 (20)

10.23	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.24	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (8)

10.25	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. (8)

10.26	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH (11)

10.27	Lease between Bytec Group Limited and Monotype Imaging Limited, dated as of June 3, 2008 (13)

10.28	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.29	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

10.30	Supplemental No. 1 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 28, 2006 (3)

10.31	Intercompany Subordination Agreement by and among Monotype Acquisition Corporation, Agfa Monotype Corporation, International Typeface Corporation, Monotype Imaging Holdings Corp., and Wells Fargo Foothill, Inc., dated as of November 5, 2004 (3)

Exhibit Number	Description
10.32	Share Pledge Agreement by and among Monotype Imaging Holdings Corp., Blitz 06-683 GmbH, Wells Fargo Foothill, Inc. and the Lenders (as defined therein), dated as of July 31, 2006 (2)

10.33	Joinder and Consent Agreement to and Consent and Waiver Under Credit Agreement, by and among Linotype Corp., Monotype Imaging Holdings Corp., Monotype Imaging, Inc., International Typeface Corporation, the Required Lenders (as defined therein) and Wells Fargo Foothill, Inc., dated as of December 13, 2006 (2)

10.34	Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International typeface Corporation, as Borrowers, the Lenders (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (6)

10.35	Joinder to Security Agreement, Guaranty and Intercompany Subordination Agreement, by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., International Typeface Corporation, Linotype Corp., and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of July 30, 2007 (8)

10.36	Supplement No. 2 to the Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.37	Copyright Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.38	Trademark Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.39	Patent Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Foothill, Inc., dated as of July 30, 2007 (8)

10.40	First Amendment to the Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders, (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of April 17, 2008 (10)

10.41	Second Amendment to the Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders, (as defined therein) and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of October 20, 2009 (17)

10.42	Third Amendment to the Amended and Restated Credit Agreement by and among Monotype Imaging Holdings Inc., Imaging Holdings Corp., Monotype Imaging Inc., and International Typeface Corporation, as Borrowers, the Lenders, (as defined therein) and Wells Fargo Capital Finance, Inc., formerly known as Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of December 30, 2010 (21)

10.43	Equity Award Grant Policy, as amended (18)

10.44	2010 Executive Incentive Compensation Program (19)

10.45	2011 Executive Incentive Compensation Program (23)

10.46	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.47	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

Exhibit Number	Description
10.48	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

14.1	Code of Business Conduct and Ethics (7)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed on September 7, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 27, 2008.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 2, 2008.

(10)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 22, 2008.

(11)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on May 23, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 12, 2008.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2009.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2009.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2010.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 5, 2010.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2011.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171036), filed with the SEC on December 8, 2010.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 3, 2011

/s/ SCOTT E. LANDERS Scott E. Landers	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	March 3, 2011

/s/ ROBERT M. GIVENS Robert M. Givens	Chairman of the Board of Directors	March 3, 2011

/s/ A. BRUCE JOHNSTON A. Bruce Johnston	Director	March 3, 2011

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	March 3, 2011

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	March 3, 2011

/s/ PETER J. SIMONE Peter J. Simone	Director	March 3, 2011

/s/ ROBERT L. LENTZ Robert L. Lentz	Director	March 3, 2011

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2010	$82	$44	$(34)	$92
Year ended December 31, 2009	236	(106)	(48)	82
Year ended December 31, 2008	177	126	(67)	236