Form 10-Q
period 2011-03-31
Monotype Imaging Holdings Inc.
filed 2011-05-03
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2011 was 35,761,591.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2011	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$48,900	$42,786
Accounts receivable, net of allowance for doubtful accounts of $97 at March 31, 2011 and $92 at December 31, 2010	4,015	4,720
Income tax refunds receivable	—	340
Deferred income taxes	386	350
Prepaid expenses and other current assets	2,331	2,480

Total current assets	55,632	50,676
Property and equipment, net	1,687	1,589
Goodwill	144,823	142,354
Intangible assets, net	78,855	80,239
Other assets	4,006	3,947

Total assets	$285,003	$278,805

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$793	$753
Accrued expenses and other current liabilities	9,007	13,045
Accrued income taxes	1,613	1,171
Deferred revenue	8,209	8,506
Current portion of long-term debt	10,250	8,355

Total current liabilities	29,872	31,830
Long-term debt, less current portion	54,176	57,504
Other long-term liabilities	328	471
Deferred income taxes	21,126	19,328
Reserve for income taxes, net of current portion	1,183	1,125
Accrued pension benefits	3,839	3,565
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 35,880,786 at March 31, 2011 and 35,490,331 at December 31, 2010.	36	35
Additional paid-in capital	158,337	155,791
Treasury stock, at cost, 98,183 shares at March 31, 2011 and 95,516 shares at December 31, 2010	(86)	(86)
Retained earnings	13,757	8,317
Accumulated other comprehensive income	2,435	925

Total stockholders’ equity	174,479	164,982

Total liabilities and stockholders’ equity	$285,003	$278,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$29,729	$24,461
Cost of revenue	2,026	1,818
Cost of revenue—amortization of acquired technology	777	871

Total cost of revenue	2,803	2,689

Gross profit	26,926	21,772
Operating expenses:
Marketing and selling	7,798	5,974
Research and development	4,127	4,021
General and administrative	4,193	4,024
Amortization of other intangible assets	1,291	1,201

Total operating expenses	17,409	15,220

Income from operations	9,517	6,552
Other (income) expense:
Interest expense	916	1,195
Interest income	(37)	(13)
(Gain) loss on foreign exchange	(396)	988
Loss (gain) on derivatives	672	(757)

Total other expense	1,155	1,413

Income before provision for income taxes	8,362	5,139
Provision for income taxes	2,922	1,877

Net income	$5,440	$3,262

Net income available to common stockholders—basic	$5,359	$3,245

Net income available to common stockholders—diluted	$5,362	$3,245

Net income per common share:
Basic	$0.15	$0.09
Diluted	$0.15	$0.09
Weighted average number of shares:
Basic	35,041,895	34,575,425
Diluted	36,402,836	35,774,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$5,440	$3,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,304	2,343
Loss on retirement of fixed assets	—	1
Amortization of deferred financing costs	172	225
Share based compensation	1,569	1,337
Excess tax benefit on stock options	(419)	(171)
Provision for doubtful accounts	5	(6)
Deferred income taxes	242	(225)
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(376)	949
Unrealized loss (gain) on derivatives	629	(860)
Changes in operating assets and liabilities:
Accounts receivable	871	619
Prepaid expenses and other assets	154	29
Accounts payable	27	461
Accrued income taxes	425	631
Accrued expenses and other liabilities	(3,624)	(264)
Deferred revenue	(379)	2,850

Net cash provided by operating activities	7,040	11,181

Cash flows from investing activities
Purchases of property and equipment	(307)	(132)

Net cash used in investing activities	(307)	(132)

Cash flows from financing activities
Payments on long-term debt	(1,605)	(7,729)
Excess tax benefit on stock options	419	171
Proceeds from exercises of common stock options	558	258

Net cash used in financing activities	(628)	(7,300)
Effect of exchange rates on cash and cash equivalents	9	(162)

Increase in cash and cash equivalents	6,114	3,587
Cash and cash equivalents at beginning of period	42,786	34,616

Cash and cash equivalents at end of period	$48,900	$38,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital content. The Company’s software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 as reported in the Company’s annual report on Form 10-K.

3. Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASC Topic No. 820, Fair Value Measurement and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. The Company adopted the first provision of ASC 820 and the adoption did not have a material impact on its results of operations, financial position or liquidity. The Company adopted the second provision of ASC 820 on January 1, 2011 and the adoption did not have a material impact on its results of operations, financial position or liquidity.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, (“ASC 605-25”). ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company adopted ASC 605-25 on January 1, 2011 and the adoption did not have an impact on its results of operations, financial position or liquidity for all periods presented.

4. Acquisition

On December 8, 2010, we acquired Ascender Corporation, a privately held Illinois corporation, and Font Commerce LLC, a majority owned subsidiary of Ascender (together, “Ascender”) for approximately $11.0 million, subject to final adjustments. Ascender is a font provider with long-standing relationships with several leading brands including Google and Microsoft, and is located in Elk Grove Village, Illinois. With the acquisition of Ascender, the Company has broadened its font intellectual property offerings and gained significant typeface design and development talent. The Company paid approximately $7.2 million in cash, $0.2 million was accrued, pending final adjustments, and issued 285,632 shares of common stock, valued at $3.2 million. The purchase accounting is preliminary and subject to adjustment for final settlement related to acquired assets and liabilities. There were no significant changes to the initial purchase accounting during the quarter ended March 31, 2011.

5. Financial Instruments

Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at March 31, 2011 and December 31, 2010 was a liability of $0.6 million and $0.7 million, respectively. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The current portion of the interest rate swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of the currency swap at March 31, 2011 and December 31, 2010 was an asset of approximately $0.8 million and $1.5 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest rate swaps	$46	$101
Currency swap	626	(861)
Other	—	3

Total	$672	$(757)

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There was one outstanding currency hedge at March 31, 2011, for which the fair value was immaterial. There were no outstanding currency hedges at December 31, 2010.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$2,240	$2,240	$—	$—
Cash equivalents—commercial paper	9,449	—	9,449	—
Cash equivalents—corporate bonds	803	—	803	—
Cash equivalents—municipal bonds	7,510	—	7,510	—
Derivatives—currency swap, current portion	396	—	396	—
Derivatives—currency swap, long-term portion	393	—	393	—

Total assets	$20,791	$2,240	$18,551	$—

	Fair Value Measurement at March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Derivatives—interest rate swap, current portion	$526	$—	$526	$—
Derivatives—interest rate swap, long-term portion	75	—	75	—

Total liabilities	$601	$—	$601	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2011 the fair value of our long-term debt approximated its carrying value of $64.4 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

6. Intangible Assets

Intangible assets as of March 31, 2011 and December 31, 2010 were as follows (dollar amounts in thousands):

		March 31, 2011			December 31, 2010
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$49,772	$(27,685)	$22,087	$49,419	$(26,413)	$23,006
Acquired technology	8-15	39,978	(18,716)	21,262	39,846	(17,878)	21,968
Non-compete agreements	3-6	12,118	(11,541)	577	12,039	(11,363)	676
Trademarks		30,529	—	30,529	30,189	—	30,189
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$136,797	$(57,942)	$78,855	$135,893	$(55,654)	$80,239

7. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Credit Facility—$65.0 million, interest at LIBOR plus 3.75% (4.0% at March 31, 2011), and $240 thousand at Prime plus 2.25% (5.5% at March 31, 2011) due in monthly installments of principal and interest through July 2012	$65,240	$66,845
Less unamortized financing costs	(814)	(986)

Total debt	64,426	65,859
Less current portion	(10,250)	(8,355)

Long-term debt	$54,176	$57,504

We are subject to a maximum leverage ratio and a minimum liquidity requirement under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2011.

8. Defined Benefit Pension Plan

Linotype maintains an unfunded defined benefit pension plan based on the “Versorgungsordnung der Heidelberger Druckmaschinen AG”, or the “Linotype Plan”, which covers substantially all employees of Linotype who joined before April 1, 2006, at which time the Linotype Plan was closed. Employees are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$21	$21
Interest cost	46	43

Net periodic benefit cost	$67	$64

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2011		2010
Provision for income taxes at statutory rate	$2,927	35.0%	$1,799	35.0%
State and local income taxes, net of federal tax benefit	102	1.2%	96	1.8%
Stock compensation	63	0.8%	55	1.1%
Research credits	(71)	(0.9)%	—	—
Disqualifying dispositions on incentive stock options	(36)	(0.4)%	(44)	(0.9)%
Other, net	(63)	(0.8)%	(29)	(0.5)%

Reported income tax provision	$2,922	34.9%	$1,877	36.5%

As of March 31, 2011, the reserve for uncertain tax positions was approximately $1.2 million.

10. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$5,440	$3,262
Net changes in:
Foreign currency translation adjustment, net of tax of $856 and ($811), respectively	1,510	(1,399)

Total comprehensive income	$6,950	$1,863

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

For the periods presented the two-class method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income, as reported	$5,440	$3,262
Less: net income attributable to participating securities	(81)	(17)

Net income available to common shareholders—basic	$5,359	$3,245

Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,575,610	34,763,097
Less: weighted-average shares of unvested restricted common stock outstanding	(533,715)	(187,672)

Weighted-average number of common shares used in computing basic net income per common share	35,041,895	34,575,425

Net income per share applicable to common shareholders—basic	$0.15	$0.09

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income available to common shareholders—basic	$5,359	$3,245
Add-back: undistributed earnings allocated to unvested shareholders	81	17
Less: undistributed earnings reallocated to unvested shareholders	(78)	(17)

Net income available to common shareholders—diluted	$5,362	$3,245

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	35,575,610	34,763,097
Less: weighted-average shares of unvested restricted common stock outstanding	(533,715)	(187,672)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,360,941	1,199,434

Weighted-average number of common shares used in computing diluted net income per common share	36,402,836	35,774,859

Net income per share applicable to common shareholders—diluted	$0.15	$0.09

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Options	1,077,792	1,161,691

The Company excludes options with combined exercise prices, and unvested restricted stock with unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

12. Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of share based compensation expense on our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2011	2010
Marketing and selling	$667	$480
Research and development	364	306
General and administrative	538	551

Total share based compensation	$1,569	$1,337

As of March 31, 2011, the Company had $16.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 3.1 years.

13. Restructuring

We implemented a restructuring plan on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company has recorded total charges to operations of approximately $0.9 million for severance and termination benefits associated with this plan. In the first quarter of 2010, we recorded $0.2 million of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring action was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

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

	Three Months Ended March 31,
	2011	2010
OEM	$21,898	$17,621
Creative professional	7,831	6,840

Total	$29,729	$24,461

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

	Three Months Ended March 31,
	2011		2010
	Sales	% of Total	Sales	% of Total
United States	$13,291	44.7%	$8,926	36.5%
Asia	10,818	36.4	10,387	42.4
United Kingdom	1,120	3.8	1,314	5.4
Germany	4,500	15.1	3,834	15.7

Total	$29,729	100.0%	$24,461	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2011	December 31, 2010
Long-lived assets:
United States	$162,413	$164,213
Asia	3,371	3,402
United Kingdom	62	31
Germany	59,519	56,536

Total	$225,365	$224,182

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2011 and December 31, 2010.

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE, devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 19 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver, page description languages, color and user interface technologies solve critical text imaging and user experience issues for CE device manufacturers by rendering high quality text, graphics and user interfaces on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 14,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com, which combined attracted more than 35 million visits in 2010 from over 200 countries and territories, direct and indirect sales and custom font design services.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. Traditionally, we have experienced, and we expect to continue to experience, lower revenue in the first half of the year due to the timing of some contractual payments of licensing fees from our OEM customers. Some of our revenue streams, particularly custom revenue, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions. In the first quarter of 2010, our revenue was impacted by the timing of contractual payments.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$13,291	44.7%	$8,926	36.5%
Asia	10,818	36.4	10,387	42.4
United Kingdom	1,120	3.8	1,314	5.4
Germany	4,500	15.1	3,834	15.7

Total	$29,729	100.0%	$24,461	100.0%

For the three months ended March 31, 2011 and 2010, sales by our subsidiaries located outside North America comprised 55.3% and 63.5%, respectively, of our total revenue. The decrease in foreign revenue, as a percentage of total revenue, is mainly a function of increased U.S. revenue. U.S. revenue in dollars increased 48.9% in the first quarter of 2011, as compared to the same period in 2010, primarily from increased OEM revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of the use of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2011 and 2010, our top ten licensees by revenue accounted for approximately 46.0% and 50.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2011 or 2010, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Contract accounting may be used where appropriate.

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

Restructuring

The Company implemented a restructuring plan on October 21, 2009. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the creative professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom office. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. In the three months ended March 31, 2010, we recorded $0.2 million of restructuring costs for severance and termination benefits, which is included in our operating expenses. The restructuring action was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $23 thousand, net of tax savings.

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

There has been no material change in our critical accounting policies since December 31, 2010. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations for the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Revenue:
OEM	73.7%	72.0%
Creative professional	26.3	28.0

Total revenue	100.0	100.0
Cost of revenue	6.8	7.4
Cost of revenue—amortization of acquired technology	2.6	3.6

Total cost of revenue	9.4	11.0

Gross profit	90.6	89.0
Marketing and selling	26.3	24.4
Research and development	13.9	16.5
General and administrative	14.1	16.5
Amortization of other intangible assets	4.3	4.9

Total operating expenses	58.6	62.3

Income from operations	32.0	26.7
Interest expense, net	2.9	4.8
(Gain) loss on foreign exchange	(1.3)	4.0
Loss (gain) on derivatives	2.3	(3.1)

Total other expenses	3.9	5.7
Income before provision for income taxes	28.1	21.0
Provision for income taxes	9.8	7.7

Net income	18.3%	13.3%

The following discussion compares the three months ended March 31, 2011 with the three months ended March 31, 2010.

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

	Three Months Ended March 31,
	2011	2010	Increase
OEM	$21,898	$17,621	$4,277
Creative professional	7,831	6,840	991

Total revenue	$29,729	$24,461	$5,268

Revenue

Revenue was $29.7 million and $24.5 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $5.3 million, or 21.5%.

OEM revenue increased $4.3 million, or 24.3%, to $21.9 million for the three months ended March 31, 2011, as compared to $17.6 million for the three months ended March 31, 2010, mainly due to a $4.2 million increase in display imaging revenue; a result of the following:

•

Display imaging royalty revenue increased $1.8 million in the three months ended March 31, 2011, as compared to the same period in 2010 primarily due to increased volume of unit shipments of products by our customers that embed our fonts and technology solutions, and increased royalties from customers in markets such as mobile phones and digital cameras.

•	Display imaging license revenue increased $0.8 million mainly from the timing of a contract renewal in the prior period.

•	Approximately $1.0 million of the increase in display imaging revenue is attributable to our acquisition of Ascender, mainly due to ongoing custom font development projects for an existing customer.

•

Custom and user interface, or UI, display imaging revenue increased $0.5 million partially the result of a one-time custom work order and greater deployment of our UI technology within the product lines of one of our existing OEM customers.

Creative professional revenue was $7.8 million and $6.8 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $1.0 million or 14.5%, primarily due to an increase in non-web revenue. Non-web revenue, which includes direct, indirect and custom revenue, increased $0.8 million in the first quarter of 2011, as compared to the same period in 2010, primarily the result of increased direct sales to our enterprise customers and a general sales volume increase. Approximately one-third of the increase in creative professional revenue is attributable to our acquisition of Ascender.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $2.0 million and $1.8 million in the three months ended March 31, 2011 and 2010, respectively. Cost of revenue, excluding amortization of acquired technology, was 6.8% and 7.4% of total revenue in the three months ended March 31, 2011 and 2010, respectively. The decrease as a percentage of revenue was mainly due to variations in product mix. In the three months ended March 31, 2011 OEM revenue, which typically has a lower associated cost than our creative professional revenue, represented 73.7% of total revenue. In the three months ended March 31, 2010, OEM revenue represented 72.0% of total revenue.

The portion of cost of revenue consisting of amortization of acquired technology decreased $0.1 million to $0.8 million for the three months ended March 31, 2011, as compared to $0.9 million for the three months ended March 31, 2010.

Gross profit was 90.6% and 89.0% in the three months ended March 31, 2011 and 2010, respectively, mainly the result of the aforementioned factors. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $1.8 million, or 30.5%, to $7.8 million in the three months ended March 31, 2011, as compared to $6.0 million in the three months ended March 31, 2010. Personnel costs, including share based compensation, increased $1.0 million in the three months ended March 31, 2011, as compared to the same period in 2010, mainly the result of increased salary and share based compensation expenses. Increased headcount and annual pay increases contributed to the increase in salary expense. Marketing and selling headcount was up 9.5% at March 31, 2011, as compared to March 31, 2010, primarily the result of additional employees from our Ascender acquisition. Increased travel and entertainment expenses, together with an increase in outside services expense, contributed $0.3 million to the overall increase in sales and marketing expenses in the three months ended March 31, 2011, as compared to the same period in 2010, mainly the result of an increase in sales volume. Web advertising expense increased $0.5 million in the first quarter of 2011, as compared to the same period in 2010, partially due to targeted advertising for our new webfont services product and partially as the result of our efforts to increase traffic to our websites.

Research and Development. Research and development expense was $4.1 million in the three months ended March 31, 2011, as compared to $4.0 million for the three months ended March 31, 2010, an increase of $0.1 million, or 2.6%, mainly due to increases in personnel expenses.

General and Administrative. General and administrative expense increased $0.2 million or 4.2%, to $4.2 million for the three months ended March 31, 2011, as compared to $4.0 million for the three months ended March 31, 2010. Personnel expenses increased $0.2 million, the result of increased variable compensation and annual pay increases in the three months ended March 31, 2011, as compared to the same period in 2010, offset by a $0.2 million decrease in severance expense. In the first quarter of 2010, severance expense was $0.2 million. There was no similar expense in the same period in 2011. Increased professional services fees and travel expenses in the first quarter of 2011, as compared to the same period in 2010, contributed $0.2 million to the overall expense increase.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million for the three months ended March 31, 2011, as compared to $1.2 million for the three months ended March 31, 2010.

Interest Expense, Net

Interest expense, net of interest income was $0.9 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively, the result of lower total debt outstanding. Total debt outstanding at March 31, 2011 was $64.4 million, as compared to $83.8 million at March 31, 2010.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.4 million and a loss of $1.0 million in the three months ended March 31, 2011 and 2010, respectively, an increase of $1.4 million. In the three months ended March 31, 2011, we recorded a gain on our foreign denominated intercompany note of $0.6 million, which was partially offset by volatility in the Japanese Yen, as compared to the U.S. dollar. In the same period in 2010, we recorded a loss on our foreign denominated intercompany note of $0.9 million. We did not experience the same volatility in the Japanese Yen in the first quarter of 2010.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.7 million and a gain of $0.8 million in the three months ended March 31, 2011 and 2010, respectively, a decrease of approximately $1.5 million, primarily due to our currency swap instrument. In the three months ended March 31, 2011, we recorded a loss of $0.6 million on our currency swap. By contrast, in the three months ended March 31, 2010, we recorded a gain on our currency swap of $0.9 million. We recorded a loss on our interest rate swap of $0.1 million in the first quarter of 2010.

Provision for Income Taxes

For the three months ended March 31, 2011 and 2010, our effective tax rate was 34.9% and 36.5%, respectively. For the three months ended March 31, 2011, the effective tax rate includes 0.8% due to permanent non-deductible share based compensation expense, as compared to 1.1% for the same period in 2010. The effective tax rate for the first quarter of 2011 included a benefit of 0.9% for research and development tax credits. The federal research tax credit expired as of December 31, 2009, and as of March 31, 2010, legislation extending the credit had not been passed. Therefore, the research credit was not available in the first quarter of 2010. Our effective tax rate in the first quarter of 2011 includes a 0.4% benefit related to the exercise of incentive stock options, as compared to a benefit of 0.9% in the first quarter of 2010. State and local income taxes, net of federal benefit, decreased from 1.8% in the first quarter of 2010 to 1.2% in the first quarter of 2011.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2011 and 2010

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $48.9 million and a $20.0 million revolving line-of-credit which was undrawn at March 31, 2011 and 2010, however, availability under the line-of-credit was reduced by approximately $4.0 million at March 31, 2011 and 2010 as a result of our outstanding derivative instruments with our lender. In March 2010, we made a mandatory prepayment of $5.2 million under our Amended and Restated Credit Agreement; no such payment was required in March 2011. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$7,040	$11,181
Net cash used in investing activities	(307)	(132)
Net cash used in financing activities	(628)	(7,300)
Effect of exchange rates on cash and cash equivalents	9	(162)

Total increase in cash and cash equivalents	$6,114	$3,587

Operating Activities

Significant variations in operating cash flows may occur because, from time-to-time, our customers make prepayments against future royalties. Prepayments may be required under the terms of our license agreements and are occasionally made on an elective basis and often cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such prepayments significantly impacts our cash balances.

We generated $7.0 million in cash from operations during the three months ended March 31, 2011. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and unrealized loss on derivatives, generated $9.6 million in cash. Collections on accounts receivable, increases in prepaid expenses and other assets and decreases in accounts payable and accrued income taxes generated $1.5 million in cash. Decreases in accrued expenses used $3.6 million in cash, primarily resulting from the payment of variable compensation accrued in previous periods.

We generated $11.2 million in cash from operations during the three months ended March 31, 2010. Net income, after adjusting for depreciation and amortization, amortization of financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency loss on foreign denominated intercompany transactions and unrealized gain on derivatives, generated $6.9 million in cash. Accounts receivable and prepaid expenses and other assets provided $0.6 million in cash. Due to the timing of billings and our reporting date, our December 31, 2009 receivables balance contained a few large customer balances which we collected in the three months ended March 31, 2010. Deferred revenue provided $2.9 million in cash resulting primarily from the receipt of a large royalty prepayment. Accounts payable and accrued income taxes provided $1.1 million in cash. These were partially offset by decreases in accrued expenses and other liabilities which used $0.3 million in cash.

Investing Activities

Cash used in investing activities was $0.3 million which consisted of purchases of property and equipment during the three months ended March 31, 2011. During the three months ended March 31, 2010, cash used in investing activities was $0.1 million which consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2011, cash used in financing activities was $0.6 million. Payments on long-term debt used $1.6 million in cash, partially offset by $0.6 million in cash received from the exercise of stock options and $0.4 million related to the excess tax benefit on stock options. Cash used in financing activities for the three months ended March 31, 2010, was $7.3 million which consisted of installment payments on long-term debt of $7.7 million, partially offset by proceeds from the exercise of stock options and excess tax benefit on stock options of $0.4 million. Our outstanding debt at March 31, 2010 was $83.8 million, which is significantly lower than the year previous when the balance was $103.8 million.

Credit Facility

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expires in July 2012. The Amended and Restated Credit Agreement provides for an additional annual mandatory principal payment based on excess cash flow, as defined by the agreement, which must be paid within five days of the delivery of our audited financial statements. This additional annual principal prepayment is not mandatory when the leverage ratio falls below 2.00:1.00. At December 31, 2010, the leverage ratio was 1.40:1.00. Accordingly, we were not required to and did not make an additional payment following the delivery of our audited financial statements in March 2011. The Amended and Restated Credit Agreement is secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. On

October 30, 2009 we entered into a second amendment, or the Second Amendment, to our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million of cash per year for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and certain non-operating and non-cash items. In connection with the Second Amendment, we made a $5.0 million principal payment on our debt. The margin rate of prime and LIBOR borrowings were increased to 2.25% and 3.75%, respectively, which reflects a one percentage point increase to each rate. In addition we paid a fee of $0.6 million which is being amortized over the remaining life of the debt. A minimum liquidity requirement was added that requires us to maintain a minimum level of available cash, which is defined as cash held in U.S. banks plus available borrowings under our line of credit, of $20.0 million.

On December 30, 2010, the Company entered into a third amendment, or the Third Amendment, to our Amended and Restated Credit Agreement. The Third Amendment permits the Company to repurchase shares of its capital stock pursuant to repurchase agreements or similar agreements approved by the Company’s Board of Directors, provided that such distributions shall not exceed $5.0 million in any period of two consecutive fiscal quarters, and $10.0 million in the aggregate. In connection with the Third Amendment, the Company made a principal prepayment of $10.0 million without incurring a prepayment penalty.

Interest rates on borrowings under the Amended and Restated Credit Agreement bear interest at either (i) the prime rate plus 2.25%, as defined by the credit agreement, or (ii) LIBOR plus a 3.75%, payable monthly. As of March 31, 2011, the blended interest rate on the Amended and Restated Credit Agreement was 4.0%. In addition, the Amended and Restated Credit Agreement provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of March 31, 2011, the maximum leverage ratio permitted was 2.75:1.00, and our leverage ratio was 1.29:1.00 and we were in compliance with the minimum liquidity requirement. The Amended and Restated Credit Agreement also contains a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$5,440	$3,262
Provision for income taxes	2,922	1,877
Interest expense, net	879	1,182
Depreciation and amortization	2,304	2,343

EBITDA	$11,545	$8,664
Share based compensation	1,569	1,337
Non-cash add backs	31	105
Restructuring, issuance and cash non-operating costs (2)	112	312
Acquisition expenses	94	—

Adjusted EBITDA(1)	$13,351	$10,418

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

(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of March 31, 2011.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ending March 31,
	2011	2010
Income from operations	$9,517	$6,552
Depreciation and amortization	2,304	2,343
Share based compensation	1,569	1,337

Net adjusted EBITDA (1)	$13,390	$10,232

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB approved for issuance ASC Subtopic No. 605-25, Revenue Recognition Multiple-Element Arrangements, or ASC 605-25. ASC 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. It introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASC 605-25 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company adopted ASC 605-25 on January 1, 2011 and the adoption did not have an impact on its results of operations, financial position or liquidity for all periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $4.7 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively. We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2011, no one customer individually accounted for 10% or more of our gross accounts receivable. As of December 31, 2010, two customers each individually accounted for 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2011 and 2010, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with the prime rate and LIBOR interest rate. At March 31, 2011, the blended rate of interest on our outstanding debt was 4.0%. For each one percent increase in interest rates our interest expense would increase by $0.6 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of the financial instrument at both March 31, 2011 and December 31, 2010 was a liability of approximately $0.6 million, respectively. In the three months ended March 31, 2011 and 2010, we recognized losses of $46 thousand and $0.1 million, respectively, which have been included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2011 there was one currency contract outstanding, with an immaterial fair value, and at December 31, 2010, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At March 31, 2011, the note balance was approximately $9.9 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $1.0 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at March 31, 2011 and December 31, 2010 was $0.8 million and $1.5 million, respectively. For the three months ended March 31, 2011 and 2010, we recognized a loss of $0.6 million and a gain of $0.9 million, respectively, on the currency swap contract which is included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold this contract to maturity. The loss recognized during the first quarter of 2011 and the gain recognized during the first quarter of 2010 were predominantly non-cash, and if the contract is held to maturity, then the resulting non-cash loss or gain would be zero over the life of the instrument. For the three months ended March 31, 2011, the gain on the intercompany note was $0.6 million and for the three months ended March 31, 2010, the loss on the intercompany note was $0.9 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

Except as noted below, there are no material changes in our risk factors from those disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

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

In the three months ended March 31, 2011 and 2010, revenue from our Asian subsidiaries was 36.4% and 32.4%, respectively, which is principally from customers located in Japan through our Japanese office. Although nothing has come to our attention indicating that the impact of the recent earthquakes and tsunami in Japan will have a material impact on our business, the ultimate extent of the impact is presently unknown. Many of our OEM printer customers are large, global organizations, and it is unclear how much of their printer production is dependent upon suppliers or manufacturing facilities located in Japan. If our OEM customers, including any of our printer customers, experience interruptions in their manufacturing process as a result of the recent events in Japan, unit sales of their products could temporarily decline, which in turn would result in a corresponding decline in our royalty revenue. As our OEM customers report royalties to us one quarter in arrears, the impact, if any, will not be known until at least our quarter ending September 30, 2011.

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

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships;

•	difficulty in staffing and managing foreign operations;

•	political instability, natural disasters—including the impact of the earthquakes and related events in Japan, war and/or events of terrorism; and

•	the strength of international economies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011(1)	1,167	$0.00	—	—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011(1)	1,500	0.00	—	—

Total	2,667	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: May 3, 2011	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2011	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	2011 Executive Incentive Compensation Program(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2011.
*	Filed herewith.