Form 10-Q
period 2011-06-30
Monotype Imaging Holdings Inc.
filed 2011-08-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2011 was 36,032,535.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,060	$42,786
Accounts receivable, net of allowance for doubtful accounts of $120 at June 30, 2011 and $92 at December 31, 2010	6,080	4,720
Income tax refunds receivable	440	340
Deferred income taxes	436	350
Prepaid expenses and other current assets	2,297	2,480

Total current assets	62,313	50,676
Property and equipment, net	1,925	1,589
Goodwill	145,843	142,354
Intangible assets, net	77,021	80,239
Other assets	4,175	3,947

Total assets	$291,277	$278,805

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$513	$753
Accrued expenses and other current liabilities	9,842	13,045
Accrued income taxes	—	1,171
Deferred revenue	11,300	8,506
Current portion of long-term debt	10,000	8,355

Total current liabilities	31,655	31,830
Long-term debt, less current portion	47,344	57,504
Other long-term liabilities	765	471
Deferred income taxes	22,372	19,328
Reserve for income taxes, net of current portion	1,238	1,125
Accrued pension benefits	3,993	3,565
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 36,014,427 at June 30, 2011 and 35,490,331 at December 31, 2010	36	35
Additional paid-in capital	161,489	155,791
Treasury stock, at cost, 98,183 shares at June 30, 2011 and 95,516 shares at December 31, 2010	(86)	(86)
Retained earnings	19,355	8,317
Accumulated other comprehensive income	3,116	925

Total stockholders’ equity	183,910	164,982

Total liabilities and stockholders’ equity	$291,277	$278,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$31,066	$24,435	$60,795	$48,896
Costs and expenses:
Cost of revenue	2,961	1,910	4,987	3,728
Cost of revenue—amortization of acquired technology	798	868	1,575	1,739

Total cost of revenue	3,759	2,778	6,562	5,467

Gross profit	27,307	21,657	54,233	43,429
Operating expenses:
Marketing and selling	8,231	6,204	16,029	12,178
Research and development	3,933	3,570	8,060	7,591
General and administrative	4,144	4,072	8,337	8,096
Amortization of other intangible assets	1,304	1,187	2,595	2,388

Total operating expenses	17,612	15,033	35,021	30,253
Income from operations	9,695	6,624	19,212	13,176
Other (income) expense:
Interest expense	885	1,108	1,801	2,303
Interest income	(25)	—	(62)	(13)
(Gain) loss on foreign exchange	(85)	1,701	(481)	2,689
Loss (gain) on derivatives	351	(1,008)	1,023	(1,765)
Other (income) expense, net	—	(9)	—	(9)

Total other expense	1,126	1,792	2,281	3,205
Income before provision for income taxes	8,569	4,832	16,931	9,971
Provision for income taxes	2,971	1,788	5,893	3,665

Net income	$5,598	$3,044	$11,038	$6,306

Net income available to common stockholders – basic & diluted	$5,502	$3,022	$10,861	$6,266

Net income per common share:
Basic	$0.16	$0.09	$0.31	$0.18
Diluted	$0.15	$0.08	$0.30	$0.17
Weighted average number of shares:
Basic	35,308,941	34,727,219	35,176,156	34,651,885
Diluted	36,772,515	35,992,541	36,638,697	35,924,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$11,038	$6,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,667	4,648
Loss on retirement of fixed assets	—	3
Amortization of deferred financing costs	340	423
Share based compensation	3,322	2,811
Excess tax benefit on stock options	(898)	(395)
Provision for doubtful accounts	71	16
Deferred income taxes	559	526
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(451)	2,140
Unrealized loss (gain) on derivatives	885	(1,820)
Changes in operating assets and liabilities:
Accounts receivable	(1,217)	627
Income tax refunds receivable	(100)	—
Prepaid expenses and other assets	(113)	590
Accounts payable	(253)	562
Accrued income taxes	(1,161)	147
Accrued expenses and other liabilities	(2,303)	943
Deferred revenue	3,083	4,391

Net cash provided by operating activities	17,469	21,918

Cash flows from investing activities
Purchases of property and equipment	(791)	(189)
Purchase of exclusive license	—	(2,000)

Net cash used in investing activities	(791)	(2,189)

Cash flows from financing activities
Payments on long-term debt	(8,855)	(10,583)
Excess tax benefit on stock options	898	395
Proceeds from exercises of common stock options	1,480	476

Net cash used in financing activities	(6,477)	(9,712)
Effect of exchange rates on cash and cash equivalents	73	39

Increase in cash and cash equivalents	10,274	10,056
Cash and cash equivalents at beginning of period	42,786	34,616

Cash and cash equivalents at end of period	$53,060	$44,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will require retrospective application for all periods presented. We are currently evaluating the impact of adopting this guidance on our financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 5. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the

Company’s results of operations, financial position or liquidity. The Company adopted the second provision of ASC 820 on January 1, 2011 and the adoption did not have a material impact on its results of operations, financial position or liquidity.

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

4. Acquisition

On December 8, 2010, we acquired Ascender Corporation, a privately held Illinois corporation, and Font Commerce LLC, a majority owned subsidiary of Ascender (together, “Ascender”) for approximately $11.0 million, subject to final adjustments. Ascender is a font provider with long-standing relationships with several leading brands including Google and Microsoft, and is located in Elk Grove Village, Illinois. With the acquisition of Ascender, the Company has broadened its font intellectual property offerings and gained significant typeface design and development talent. The Company paid approximately $7.2 million in cash, $0.2 million was accrued, pending final adjustments, and issued 285,632 shares of common stock, valued at $3.2 million. The purchase accounting is preliminary and subject to adjustment for final settlement related to acquired assets and liabilities. There were no significant changes to the initial purchase accounting during the quarter ended June 30, 2011.

5. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) beginning January 2011 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at June 30, 2011 and December 31, 2010 was a liability of $0.5 million and $0.7 million, respectively. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in loss (gain) on derivatives in our condensed consolidated statements of income. The current portion of the interest rate swap is included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $0.2 million and a net loss of $1.4 million on the intercompany note for the three months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011 and 2010, we incurred a net gain of $0.8 million and a net loss of $2.4 million, respectively, on the intercompany note, which is included in (gain) loss on foreign exchange in the accompanying condensed consolidated statements of income. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The currency swap contract reduces the availability under our revolving line-of-credit by $4.0 million. The total fair value of the financial instrument at June 30, 2011 and December 31, 2010 was an asset of approximately $0.5 million and $1.5 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate swaps	$94	$384	$140	$485
Currency swap	257	(1,392)	883	(2,253)
Other	—	—	—	3

Total	$351	$(1,008)	$1,023	$(1,765)

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at June 30, 2011 or December 31, 2010.

6. Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$4,554	$4,554	$—	$—
Cash equivalents—commercial paper	2,149	—	2,149	—
Cash equivalents—corporate bonds	3,013	—	3,013	—
Cash equivalents—municipal bonds	10,255	—	10,255	—
Derivatives – currency swap, current portion	275	—	275	—
Derivatives – currency swap, long-term portion	197	—	197	—

Total assets	$20,443	$4,554	$15,889	$—

Liabilities:
Derivatives – interest rate swap, current portion	$494	$—	$494	$—
Derivatives – interest rate swap, long-term portion	46	—	46	—

Total liabilities	$540	$—	$540	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2011 the fair value of our long-term debt approximated its carrying value of $58.0 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets.

7. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2011			December 31, 2010
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$49,911	$(28,943)	$20,968	$49,419	$(26,413)	$23,006
Acquired technology	8-15	40,000	(19,531)	20,469	39,846	(17,878)	21,968
Non-compete agreements	3-6	12,150	(11,661)	489	12,039	(11,363)	676
Trademarks		30,695	—	30,695	30,189	—	30,189
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$137,156	$(60,135)	$77,021	$135,893	$(55,654)	$80,239

8. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit Facility—$57.5 million, interest at London Inter-Bank Offering Rate (LIBOR) plus 3.75% (3.94% at June 30, 2011), and $0.5 million at Prime plus 2.25% (5.50% at June 30, 2011) due in monthly installments of principal and interest through July 2012	$57,990	$66,845
Less unamortized financing costs	(646)	(986)

Total debt	57,344	65,859
Less current portion	(10,000)	(8,355)

Long-term debt	$47,344	$57,504

We were subject to a maximum leverage ratio and a minimum liquidity requirement under the terms of our credit facility arranged by Wells Fargo Foothill, or our Amended and Restated Credit Agreement, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2011.

On July 13, 2011 we entered into a $120.0 million revolving credit facility (the “Credit Facility”) with our lender and terminated our Amended and Restated Credit Agreement. For further details see our subsequent events footnote, Note 16. In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at June 30, 2011 for payments reasonably expected to be made on the revolving credit facility during the next twelve months.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$22	$19	$43	$40
Interest cost	47	40	93	83

Net periodic benefit cost	$69	$59	$136	$123

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2011		2010
Provision for income taxes at statutory rate	$2,999	35.0%	$1,692	35.0%
State and local income taxes, net of federal tax benefit	106	1.2%	90	1.9%
Stock compensation	65	0.8%	51	1.0%
Research credits	(73)	(0.9)%	—	—
Disqualifying dispositions on incentive stock options	(58)	(0.7)%	(26)	(0.5)%
Other, net	(68)	(0.7)%	(19)	(0.4)%

Reported income tax provision	$2,971	34.7%	$1,788	37.0%

	Six Months Ended June 30,
	2011		2010
Provision for income taxes at statutory rate	$5,926	35.0%	$3,490	35.0%
State and local income taxes, net of federal tax benefit	208	1.2%	186	1.9%
Stock compensation	128	0.8%	106	1.1%
Research credits	(143)	(0.9)%	—	—
Disqualifying dispositions on incentive stock options	(94)	(0.5)%	(70)	(0.7)%
Other, net	(132)	(0.8)%	(47)	(0.5)%

Reported income tax provision	$5,893	34.8%	$3,665	36.8%

At both June 30, 2011 and December 31, 2010, the reserve for uncertain tax positions (including related interest) was approximately $1.2 million.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,598	$3,044	$11,038	$6,306
Net changes in:
Foreign currency translation adjustment, net of tax of $389, ($1,223), $1,245 and ($412), respectively	681	(2,104)	2,191	(3,503)

Total comprehensive income	$6,279	$940	$13,229	$2,803

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income, as reported	$5,598	$3,044	$11,038	$6,306
Less: net income attributable to participating securities	(96)	(22)	(177)	(40)

Net income available to common shareholders—basic and diluted	$5,502	$3,022	$10,861	$6,266

Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,921, 920	34,980,893	35,749,722	34,872,740
Less: weighted-average shares of unvested restricted common stock outstanding	(612,979)	(253,674)	(573,566)	(220,855)

Weighted-average number of common shares used in computing basic net income per common share	35,308,941	34,727,219	35,176,156	34,651,885

Net income per share applicable to common shareholders—basic	$0.16	$0.09	$0.31	$0.18

Diluted:
Weighted-average shares of common stock outstanding	35,921,920	34,980,893	35,749,722	34,872,740
Less: weighted-average shares of unvested restricted common stock outstanding	(612,979)	(253,674)	(573,566)	(220,855)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,330,626	1,207,718	1,345,784	1,203,576
Weighted-average number of restricted stock, based on the treasury stock method	132,948	57,604	116,757	68,616

Weighted-average number of common shares used in computing diluted net income per common share	36,772,515	35,992,541	36,638,697	35,924,077

Net income per share applicable to common shareholders—diluted	$0.15	$0.08	$0.30	$0.17

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options	1,616,438	1,705,204	1,347,115	1,433,447

The Company excludes options with combined exercise prices, and unvested restricted stock with unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

13. Share Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Marketing and selling	$728	$543	$1,395	$1,023
Research and development	409	309	773	615
General and administrative	616	622	1,154	1,173

Total share based compensation	$1,753	$1,474	$3,322	$2,811

As of June 30, 2011, the Company had $14.9 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 3.0 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OEM	$22,885	$18,387	$44,783	$36,008
Creative professional	8,181	6,048	16,012	12,888

Total	$31,066	$24,435	$60,795	$48,896

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

	Three Months Ended June 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$13,921	44.8%	$8,904	36.4%
Asia	10,684	34.4	10,718	43.9
United Kingdom	1,683	5.4	1,154	4.7
Germany	4,778	15.4	3,659	15.0

Total	$31,066	100.0%	$24,435	100.0%

	Six Months Ended June 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,211	44.7%	$17,831	36.5%
Asia	21,503	35.4	21,105	43.2
United Kingdom	2,803	4.6	2,468	5.0
Germany	9,278	15.3	7,492	15.3

Total	$60,795	100.0%	$48,896	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2011	December 31, 2010
Long-lived assets:
United States	$160,813	$164,213
Asia	3,343	3,402
United Kingdom	64	31
Germany	60,569	56,536

Total	$224,789	$224,182

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2011 and December 31, 2010.

16. Subsequent Events

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The agreement provides the Company with a five-year $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. The Company is required to pay a commitment fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any.

The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at June 30, 2011, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.4 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new Credit Facility will be written off and charged to other expense in the third quarter of 2011.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$13,921	44.8%	$8,904	36.4%
Asia	10,684	34.4	10,718	43.9
United Kingdom	1,683	5.4	1,154	4.7
Germany	4,778	15.4	3,659	15.0

Total	$31,066	100.0%	$24,435	100.0%

	Six Months Ended June 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,211	44.7%	$17,831	36.5%
Asia	21,503	35.4	21,105	43.2
United Kingdom	2,803	4.6	2,468	5.0
Germany	9,278	15.3	7,492	15.3

Total	$60,795	100.0%	$48,896	100.0%

For the three months ended June 30, 2011 and 2010, sales by our subsidiaries located outside the United States comprised 55.2% and 63.6%, respectively, of our total revenue. For the six months ended June 30, 2011 and 2010, sales by our subsidiaries located outside the United States comprised 55.3% and 63.5%, respectively, of our total revenue. In the three and six months ended June 30, 2011, U.S. revenue as a percent of total revenue increased due to the Ascender acquisition and contractual changes with an existing customer. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended June 30, 2011 and 2010, our top ten licensees by revenue accounted for approximately 47.5% and 51.7% of our total revenue, respectively. For the six months ended June 30, 2011 and 2010, our top ten licensees by revenue accounted for approximately 46.4% and 50.9% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or six months ended June 30, 2011 or 2010, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Revenue:
OEM	73.7%	75.2%
Creative professional	26.3	24.8

Total revenue	100.0	100.0
Cost of revenue	9.5	7.8
Cost of revenue—amortization of acquired technology	2.6	3.6

Total cost of revenue	12.1	11.4

Gross profit	87.9	88.6
Marketing and selling	26.5	25.4
Research and development	12.7	14.5
General and administrative	13.3	16.7
Amortization of other intangible assets	4.2	4.9

Total operating expenses	56.7	61.5

Income from operations	31.2	27.1
Interest expense, net	2.7	4.5
(Gain) loss on foreign exchange	(0.2)	6.9
Loss (gain) on derivatives	1.1	(4.1)

Total other expense	3.6	7.3
Income before provision for income taxes	27.6	19.8
Provision for income taxes	9.6	7.3

Net income	18.0%	12.5%

The following discussion compares the three months ended June 30, 2011 with the three months ended June 30, 2010.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2011	2010
OEM	$22,885	$18,387	$4,498
Creative professional	8,181	6,048	2,133

Total revenue	$31,066	$24,435	$6,631

Revenue

Revenue was $31.1 million and $24.4 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $6.6 million, or 27.1%.

OEM revenue increased $4.5 million, or 24.5%, to $22.9 million for the three months ended June 30, 2011, as compared to $18.4 million for the three months ended June 30, 2010, mainly due to an increase in display imaging revenue. Display imaging revenue increased due to increased volume of unit shipments of products by our customers, such as OEMs and independent software vendors, who embed our fonts and technology solutions.

Creative professional revenue was $8.2 million and $6.0 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $2.2 million, or 35.3%, primarily due to an increase in non-web revenue. Non-web revenue, which includes direct, indirect and custom revenue, increased primarily a result of increased direct sales to our enterprise customers and custom revenue.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $3.0 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $1.1 million. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 9.5% and 7.8% in the three months ended June 30, 2011 and 2010, respectively. The increase in cost of revenue in dollars was partially the result of product mix and higher sales volume. The increase as a percentage of revenue was due to product mix. In the three months ended June 30, 2011, as compared to the same period in 2010, a portion of our OEM revenue had higher associated costs. A portion of our OEM revenue in the three months ended June 30, 2011, included costs related to service work performed in connection with the revenue, as compared to the same period in 2010. This, coupled with a higher percentage of creative professional revenue in the second quarter of 2011, contributed to the increase in cost of revenue, as compared to the same period in 2010. OEM revenue represented 73.7% of our total revenue in the three months ended June 30, 2011 as compared to 75.2% in the same period in 2010. Creative professional revenue typically has a higher associated cost than our OEM revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $0.8 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively.

Gross profit was 87.9% of sales in the three months ended June 30, 2011, as compared to 88.6% in the three months ended June 30, 2010, a decrease of 0.7%, mainly the result of the aforementioned factors. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $8.2 million and $6.2 million in the three months ended June 30, 2011 and 2010, respectively, an increase of $2.0 million, or 32.7%. Personnel costs increased $1.1 million in the three months ended June 30, 2011, as compared to the same period in 2010 mainly due to an increase in headcount. Headcount increased 13.3%; a result of a few key new hires and from our recent acquisition of Ascender. Online advertising increased $0.3 million in the second quarter of 2011, as compared to the same period in 2010 the direct result of conducting additional sales promotions. Increased discretionary spending for travel related costs and outside services contributed $0.4 million to the overall increase in marketing and selling expense.

Research and Development. Research and development expense was $3.9 million in the three months ended June 30, 2011, as compared to $3.6 million in the same period in 2010, an increase of $0.3 million or 10.2%. Personnel costs increased $0.5 million in the three months ended June 30, 2011, as compared to the same period in 2010 mainly due to an increase in headcount. Headcount increased 15.5% at June 30, 2011, as compared to June 30, 2010, part of which is attributable to our focus on strategic initiatives and the remainder, or 46% is the result of our Ascender acquisition. Personnel expense increases were partially offset by a $0.2 million increase in reclassifications to cost of revenue for service work performed on revenue recognized during the second quarter of 2011, as compared to the same period in 2010.

General and Administrative. General and administrative expense was $4.1 million in both of the three month periods ended June 30, 2011 and 2010, respectively. General and administrative expense was consistent period-over-period.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million and $1.2 million in the three months ended June 30, 2011 and 2010, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $0.2 million, or 22.4%, to $0.9 million for the three months ended June 30, 2011, as compared to $1.1 million for the three months ended June 30, 2010. The decrease is the result of lower total debt outstanding in the second quarter of 2011, as compared to the same period in 2010. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2011 was $57.3 million, as compared to $81.2 million at June 30, 2010.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.1 million and a loss of $1.7 million in the three months ended June 30, 2011 and 2010, respectively, an increase of $1.8 million, primarily due to currency fluctuations on our Euro denominated intercompany note.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.4 million and a gain of $1.0 million in the three months ended June 30, 2011 and 2010, respectively, a decrease of $1.4 million, the net result of changes to the market value of our swap contracts, particularly the currency swap. See the table in Note 5 for details regarding the loss (gain) on derivatives balance.

Provision for Income Taxes

For the three months ended June 30, 2011 and 2010, our effective tax rate was 34.7% and 37.0%, respectively. During the second quarter of 2011, our effective tax rate included a 0.9% benefit from research credits, which was not included in the same period in 2010 due to the scheduled expiration of such credits under the Internal Revenue Code. The research credit was subsequently reinstated in the fourth quarter of 2010. Our effective state tax rate, net of federal benefit, for the second quarter of 2011 was 1.2%, as compared to 1.9% for the same period in 2010, a decrease of 0.7%. During the three months ended June 30, 2011, the effective rate included 0.8% for permanent non-deductible share based compensation expense, as compared to 1.0% for the same period in 2010. Our effective tax rate in the three months ended June 30, 2011 also includes a benefit of 0.7% related to the exercise of stock options, as compared to 0.5% for the same period in 2010.

Results of Operations for the Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2011	2010
Revenue:
OEM	73.7%	73.6%
Creative professional	26.3	26.4

Total revenue	100.0	100.0
Cost of revenue	8.2	7.6
Cost of revenue—amortization of acquired technology	2.6	3.6

Total cost of revenue	10.8	11.2

Gross profit	89.2	88.8
Marketing and selling	26.4	24.9
Research and development	13.3	15.5
General and administrative	13.6	16.6
Amortization of other intangible assets	4.3	4.9

Total operating expenses	57.6	61.9

Income from operations	31.6	26.9
Interest expense, net	2.8	4.7
Loss on foreign exchange	(0.8)	5.4
(Gain) loss on derivatives	1.7	(3.6)

Total other expense	3.7	6.5
Income before provision for income taxes	27.9	20.4
Provision for income taxes	9.7	7.5

Net income	18.2%	12.9%

The following discussion compares the six months ended June 30, 2011 with the six months ended June 30, 2010.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2011	2010
OEM	$44,783	$36,008	$8,775
Creative professional	16,012	12,888	3,124

Total revenue	$60,795	$48,896	$11,899

Revenue

Revenue was $60.8 million and $48.9 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $11.9 million, or 24.3%.

OEM revenue was $44.8 million and $36.0 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $8.8 million, or 24.4%, mainly due to an increase in display imaging revenue. Display imaging revenue increased due to increased volume of unit shipments of products by our customers, such as OEMs and independent software vendors, who embed our fonts and technology solutions.

Creative professional revenue increased $3.1 million or 24.3%, to $16.0 million for the six months ended June 30, 2011, as compared to $12.9 million for the six months ended June 30, 2010. Non-web revenue, which includes direct, indirect and custom revenue, increased primarily a result of increased direct sales to our enterprise customers and custom revenue.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $5.0 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $1.3 million, or 33.8%. As a percentage of total revenue, cost of revenue excluding amortization was 8.2% and 7.6% in the six months ended June 30, 2011 and 2010, respectively. The increase in cost of revenue in dollars was partially the result of product mix and higher sales volume. The increase as a percentage of revenue was due to product mix. In the six months ended June 30, 2011, as compared to the same period in 2010, a greater portion of our OEM revenue had higher associated costs.

Amortization of acquired technology was $1.6 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively, a decrease from 3.6% to 2.6% of revenue.

Gross profit was 89.2% in the six months ended June 30, 2011, as compared to 88.8% in the six months ended June 30, 2010, an increase of 0.4%, mainly the result of the aforementioned factors. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $3.9 million, or 31.6%, to $16.0 million in the six months ended June 30, 2011 as compared to $12.2 million in the six months ended June 30, 2010. Personnel expenses increased $2.1 million, the result of an increase in headcount. Headcount increased 13.3% a result of a few key new hires and from our recent acquisition of Ascender. Online advertising expense increased $0.7 million in the first half of 2011, as compared to the same period in 2010, partially due to targeted advertising for our new web font services product and partially the result of our efforts to increase traffic to our websites. Increased discretionary spending on travel related expenses and outside services contributed $0.7 million to the overall increase in the six months ended June 30, 2011, as compared to the same period in 2010. Other expenses related to processing fees on web sales resulted in increased expenses of $0.2 million.

Research and Development. Research and development expense increased $0.5 million, or 6.2%, to $8.1 million in the six months ended June 30, 2011, as compared to $7.6 million in the six months ended June 30, 2010 primarily due to an increase in personnel expenses. Personnel related expenses increased $0.7 million in the first half of 2011, as compared to the same period in 2010, mainly a result of an increase in headcount. Headcount increased 15.5% at June 30, 2011, as compared to June 30, 2010, as we continue to focus on our strategic initiatives and partially the result of our Ascender acquisition. Personnel expense increases were partially offset by a $0.4 million increase in reclassifications to cost of sales for service work on revenue recognized during the first half of the year. Travel related expenses increased $0.2 million in the first half of 2011, as compared to the same period in 2010, the result of an increase in discretionary spending for attendance at tradeshows.

General and Administrative. General and administrative expense was $8.3 million and $8.1 million in the six months ended June 30, 2011 and 2010, respectively, an increase of $0.2 million, or 3.0%, mainly the result of an increase in professional service expenses and personnel related expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.6 million and $2.4 million in the six month ended June 30, 2011 and 2010, respectively, an increase of $0.2 million, mainly due to our acquisition of Ascender.

Interest Expense, Net

Interest expense, net of interest income was $1.7 million for the six months ended June 30, 2011, as compared to $2.3 million for the six months ended June 30, 2010, a decrease of $0.6 million, or 24.1%. The decrease is the result of lower total debt outstanding in the first half of 2011, as compared to the same period in 2010. Total debt outstanding, net of unamortized financing costs and debt discounts, at June 30, 2011 was $57.3 million, as compared to $81.2 million at June 30, 2010.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.5 million and a loss of $2.7 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $3.2 million, primarily due to our Euro denominated intercompany note. For the six months ended June 30, 2011, we recorded a gain of $0.8 million on the note compared to a loss of $2.4 million for the six months ended June 30, 2010.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $1.0 million and a gain of $1.8 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $2.8 million. In the first half of 2011, $0.9 million of the loss relates to our currency swap contract and the remaining $0.1 million relates to our interest rate swap contract. In the first half of 2010, we recorded a gain of $2.3 million on our currency swap contract and a loss of $0.5 million on our interest rate swap contracts. See the table in Note 5 for details regarding the loss (gain) on derivatives balance.

Provision for Income Taxes

For the six months ended June 30, 2011 and 2010, our effective tax rate was 34.8% and 36.8%, respectively. During the first half of 2011, our effective tax rate included a 0.9% benefit from research credits, which was not included in the same period in 2010 due to the scheduled expiration of such credits under the Internal Revenue Code. The research credit was subsequently reinstated in the fourth quarter of 2010. Our effective state tax rate, net of federal benefit, decreased 0.7% in the six months ended June 30, 2011 as compared to the same period in 2010. The effective rate decreased 0.3% in the first half of 2011, for share based compensation expense.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2011 and 2010

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $53.1 million and a $20.0 million revolving line-of-credit which was undrawn at June 30, 2011 and December 31, 2010, however, availability under the line-of-credit was reduced by approximately $4.0 million at both June 30, 2011 and December 31, 2010 as a result of our outstanding derivative instruments with our lender. In June 2011 we made a voluntary prepayment of $5.0 million. In March 2010, we made mandatory prepayments of $5.2 million under our Amended and Restated Credit Agreement; no such payment was required in March 2011. See Note 16 regarding the refinancing of our debt. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$17,469	$21,918
Net cash used in investing activities	(791)	(2,189)
Net cash used in financing activities	(6,477)	(9,712)
Effect of exchange rates on cash and cash equivalents	73	39

Total increase in cash and cash equivalents	$10,274	$10,056

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

We generated $17.5 million in cash from operations during the six months ended June 30, 2011. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $19.5 million in cash. Deferred revenue generated $3.1 million in cash, mainly the result of the receipt of a large royalty prepayment. Increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable, and accrued income taxes used $2.8 million in cash. Decreases in accrued expense and other liabilities used $2.3 million in cash, as a result of the payment of variable compensation accrued in previous periods.

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

Investing Activities

In the six months ended June 30, 2011, cash used in investing activities consisted of purchases of property and equipment. In the six month period ended June 30, 2010, cash used in investing activities consisted of purchases of an exclusive license and the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2011 was $6.5 million. Payments on long-term debt used $8.9 million in cash, offset by $1.5 million in cash received from stock option exercises and $0.9 million related to the excess tax benefit on stock options for the six months ended June 30, 2011. Cash used in financing activities for the six months ended June 30, 2010 was $9.7 million. Payments on long-term debt used $10.6 million in cash, offset by $0.5 million in cash received from stock option exercises and $0.4 million related to the excess tax benefit on stock options for the six months ended June 30, 2010.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). See Note 16 for details regarding the Credit Facility. The Credit Facility replaces the Amended and Restated Credit Agreement, which terminated effective July 13, 2011. In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.4 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees will be accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the Credit Facility will be written off and charged to other expense in the third quarter of 2011.

On July 30, 2007, in connection with our initial public offering, we entered into our Amended and Restated Credit Agreement. The principal amount of our term loan was increased to $140.0 million payable in monthly installments of approximately $1.2 million throughout the term of the facility, which expired in July 2012. The Amended and Restated Credit Agreement provided for an additional annual mandatory principal payment based on excess cash flow, as defined in the agreement, to be paid within five days of the delivery of our audited financial statements. This additional annual principal prepayment is not mandatory when the leverage ratio falls below 2.00:1.00. At December 31, 2010, the leverage ratio was 1.40:1.00. Accordingly, we were not required to and did not make an additional payment following the delivery of our audited financial statements in March 2011. The Amended and Restated Credit Agreement was secured by substantially all of our assets and places limitations on indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreements. On October 30, 2009 we entered into a second amendment to our Amended and Restated Credit Agreement primarily to permit us to use up to $15.0 million of cash per year for acquisitions. The definition of Adjusted EBITDA was amended to permit add backs for restructuring expenses and certain non-operating and non-cash items. In connection with this amendment, we made a $5.0 million principal payment on our debt. The margin rate of prime and LIBOR borrowings were increased to 2.25% and 3.75%, respectively, which reflected a one percentage point increase to each rate. In addition we paid a fee of $0.6 million which is being amortized over the remaining life of the debt. A minimum liquidity requirement was added that required us to maintain a minimum level of Available Cash, which is defined as cash held in U.S. banks, plus available borrowings under our line of credit. On December 30, 2010, the Company entered into a third amendment, or the Third Amendment, to our Amended and Restated Credit Agreement. The Third Amendment permitted the Company to repurchase shares of its capital stock pursuant to repurchase agreements or similar agreements approved by the Company’s Board of Directors, provided that such distributions shall not exceed $5.0 million in any period of two consecutive fiscal quarters, and $10.0 million in the aggregate. In connection with the Third Amendment, the Company made a principal prepayment of $10.0 million without incurring a prepayment penalty.

Interest rates on borrowings under the Amended and Restated Credit Agreement were at either (i) the prime rate plus 2.25%, as defined in the credit agreement, or (ii) LIBOR plus a 3.75%, payable monthly. As of June 30, 2011, the blended interest rate on the

Amended and Restated Credit Agreement was 3.95%. In addition, the Amended and Restated Credit Agreement provided that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of June 30, 2011, the maximum leverage ratio permitted was 2.75:1.00 and our leverage ratio was 1.07:1.00. We were also in compliance with the minimum liquidity requirement, with Available Cash, as defined in the Amended and Restated Credit Agreement, of $63.4 million. The Amended and Restated Credit Agreement also contained a no material adverse change clause.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,598	$3,044	$11,038	$6,306
Provision for income taxes	2,971	1,788	5,893	3,665
Interest expense, net	860	1,108	1,739	2,290
Depreciation and amortization	2,363	2,305	4,667	4,648

EBITDA	$11,792	$8,245	$23,337	$16,909
Share based compensation	1,753	1,474	3,322	2,811
Non-cash add backs	42	447	73	552
Restructuring, issuance and cash non-operating costs(2)	116	35	228	347
Acquisition expenses	—	—	94	—

Adjusted EBITDA(1)	$13,703	$10,201	$27,054	$20,619

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Amended and Restated Credit Agreement also contained provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Amended and Restated Credit Agreement as of June 30, 2011.

Non-GAAP Measures

In addition to Adjusted EBITDA as discussed above, we rely internally on certain measures that are not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets and stock-based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from operations	$9,695	$6,624	$19,212	$13,176
Depreciation and amortization	2,363	2,305	4,667	4,648
Share based compensation	1,753	1,474	3,322	2,811

Net adjusted EBITDA (1)	$13,811	$10,403	$27,201	$20,635

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will require retrospective application for all periods presented. We are currently evaluating the impact of adopting this guidance on our financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 improves disclosures about fair value measurements, requiring disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (class Level 2 or Level 3). Details regarding each class level, as defined by ASC 820, can be found in Note 5. In addition, more details are required regarding significant transfers between Levels 1 and 2 and the reasons for these transfers. New disclosures and clarifications regarding existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for details regarding purchases, sales, issuances and settlements in the activity roll forward of class Level 3 which is effective for fiscal periods beginning after December 15, 2010 and interim periods within those fiscal periods. We adopted the first provision of ASC 820 and the adoption did not have a material impact on the

Company’s results of operations, financial position or liquidity. The Company adopted the second provision of ASC 820 on January 1, 2011 and the adoption did not have a material impact on its results of operations, financial position or liquidity.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $1.8 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2011, two customers individually accounted for 17.3% and 12.2%, respectively, of our gross accounts receivable. As of December 31, 2010, two customers each individually accounted for 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2011 and 2010, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2011, the blended rate of interest on our outstanding debt was 3.95%. For each one percent increase in interest rates our interest expense would increase by $0.6 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at June 30, 2011, and December 31, 2010, was a liability of approximately $0.5 million and $0.6 million, respectively. In the three months ended June 30, 2011 and 2010 we recognized losses of $0.1 million and $0.4 million, respectively. In the six months ended June 30, 2011 and 2010, we recognized losses of $0.1 million and $0.5 million, respectively. The losses have been included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2011 and December 31, 2010 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At June 30, 2011, the note balance was approximately $8.7 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.9 million unrealized transaction loss on this note receivable which would be reported in (gain) loss on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the three months ended June 30, 2011 and 2010, we incurred a loss of $0.3 million and a gain of $1.4 million, respectively. For the six months ended June 30, 2011 and 2010, we incurred a loss of $0.9 million and a gain of $2.3 million, respectively, on the currency swap contract. The gains and losses on the currency swap are included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

Losses and (gains) on the intercompany note are included in (gain) loss on foreign exchange in the accompanying condensed statements of income, and were a net gain of $0.2 million and a net loss of $1.4 million for the three months ended June 30, 2010 and 2009, respectively. In the six months ended June 30, 2011 and 2010, we incurred a net gain of $0.8 million and a net loss of $2.4 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices in five foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In the three months ended June 30, 2011 and 2010, approximately 55.2% and 63.6%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

In the three months ended June 30, 2011 and 2010, revenue from our Asian subsidiaries was 34.4% and 43.9%, respectively, which is principally from customers located in Japan through our Japanese office. Although nothing has come to our attention indicating that the impact of the recent earthquakes and tsunami in Japan will have a material impact on our business, the ultimate extent of the impact is presently unknown. Many of our OEM printer customers are large, global organizations, and it is unclear how much of their printer production is dependent upon suppliers or manufacturing facilities located in Japan. If our OEM customers, including any of our printer customers, experience interruptions in their manufacturing process as a result of the recent events in Japan, unit sales of their products could temporarily decline, which in turn would result in a corresponding decline in our royalty revenue. As our OEM customers report royalties to us one quarter in arrears, the impact, if any, will not be known until at least our quarter ending September 30, 2011.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the quarter ended June 30, 2011.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: August 2, 2011	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2011	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2007 Option and Incentive Plan *

10.2	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Option and Incentive Plan *

10.3	Form of Restricted Stock Agreement under the Amended and Restated 2007 Option and Incentive Plan *

10.4	Amended and Restated 2007 Stock Option and Incentive Plan (1)

10.5	Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated as of July 13, 2011. (2)

10.6	General Continuing Guaranty by and among the Guarantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (2)

10.7	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 17, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2011.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.