Form 10-Q
period 2011-09-30
Monotype Imaging Holdings Inc.
filed 2011-11-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2011 was 36,021,986.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$51,478	$42,786
Accounts receivable, net of allowance for doubtful accounts of $142 at September 30, 2011 and $92 at December 31, 2010	6,680	4,720
Income tax refunds receivable	468	340
Deferred income taxes	306	350
Prepaid expense and other current assets	2,578	2,480

Total current assets	61,510	50,676
Property and equipment, net	2,290	1,589
Goodwill	142,326	142,354
Intangible assets, net	74,047	80,239
Other assets	5,566	3,947

Total assets	$285,739	$278,805

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$487	$753
Accrued expenses and other current liabilities	10,030	13,045
Accrued income taxes	254	1,171
Deferred revenue	10,892	8,506
Current portion of long-term debt	10,000	8,355

Total current liabilities	31,663	31,830
Long-term debt, less current portion	37,321	57,504
Other long-term liabilities	257	471
Deferred income taxes	21,594	19,328
Reserve for income taxes, net of current portion	1,139	1,125
Accrued pension benefits	3,760	3,565
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 36,090,933 at September 30, 2011 and 35,490,331 at December 31, 2010	36	35
Additional paid-in capital	163,803	155,791
Treasury stock, at cost, 98,527 shares at September 30, 2011 and 95,516 shares at December 31, 2010	(86)	(86)
Retained earnings	25,347	8,317
Accumulated other comprehensive income	905	925

Total stockholders’ equity	190,005	164,982

Total liabilities and stockholders’ equity	$285,739	$278,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$30,695	$28,358	$91,490	$77,254
Costs and expenses:
Cost of revenue	2,503	1,825	7,490	5,553
Cost of revenue—amortization of acquired technology	798	869	2,373	2,608

Total cost of revenue	3,301	2,694	9,863	8,161

Gross profit	27,394	25,664	81,627	69,093
Operating expenses:
Marketing and selling	8,169	6,731	24,198	18,909
Research and development	4,116	3,934	12,176	11,525
General and administrative	4,284	4,104	12,621	12,200
Amortization of other intangible assets	1,252	1,189	3,847	3,577

Total operating expenses	17,821	15,958	52,842	46,211
Income from operations	9,573	9,706	28,785	22,882
Other (income) expense:
Interest expense	587	1,084	2,388	3,387
Interest income	(29)	—	(91)	(13)
Loss (gain) on foreign exchange	215	(1,202)	(266)	1,487
(Gain) loss on derivatives	(536)	1,597	487	(168)
Loss on extinguishment of debt	422	—	422	—
Other expense (income), net	2	—	2	(9)

Total other expense	661	1,479	2,942	4,684
Income before provision for income taxes	8,912	8,227	25,843	18,198
Provision for income taxes	2,920	2,304	8,813	5,969

Net income	$5,992	$5,923	$17,030	$12,229

Net income available to common shareholders—basic & diluted	$5,891	$5,886	$16,753	$12,152

Net income per common share:
Basic	$0.17	$0.17	$0.48	$0.35
Diluted	$0.16	$0.16	$0.46	$0.34
Weighted average number of shares:
Basic	35,447,484	35,208,237	35,267,592	34,710,406
Diluted	36,829,518	36,264,638	36,703,298	35,910,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$17,030	$12,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,987	6,966
Loss on retirement of fixed assets	2	3
Amortization of deferred financing costs	403	614
Loss on extinguishment of debt	422	—
Share based compensation	5,128	4,206
Excess tax benefit on stock options	(1,046)	(533)
Provision for doubtful accounts	95	68
Deferred income taxes	855	749
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(124)	1,043
Unrealized loss (gain) on derivatives	326	(237)
Changes in operating assets and liabilities:
Accounts receivable	(1,932)	1,033
Prepaid expenses and other assets	521	876
Accounts payable	(274)	(81)
Accrued income taxes	(857)	1,113
Income tax refunds receivable	6	—
Accrued expenses and other liabilities	(1,474)	2,694
Deferred revenue	2,169	4,965

Net cash provided by operating activities	28,237	35,708

Cash flows from investing activities
Purchases of property and equipment	(1,462)	(633)
Acquisition, net of cash acquired	(219)	—
Purchase of exclusive license	—	(3,000)

Net cash used in investing activities	(1,681)	(3,633)

Cash flows from financing activities

Payments on long-term debt	(76,845)	(13,438)
Proceeds from issuance of debt, net of issuance costs	56,065	—
Excess tax benefit on stock options	1,046	533
Proceeds from exercises of common stock options	1,840	585

Net cash used in financing activities	(17,894)	(12,320)
Effect of exchange rates on cash and cash equivalents	30	250

Increase in cash and cash equivalents	8,692	20,005
Cash and cash equivalents at beginning of period	42,786	34,616

Cash and cash equivalents at end of period	$51,478	$54,621

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital content. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer electronics (“CE”) devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, automotive displays, tablets, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will require retrospective application for all periods presented. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

4. Acquisition

On December 8, 2010, we acquired Ascender Corporation, a privately held Illinois corporation, and Font Commerce LLC, a majority owned subsidiary of Ascender (together, “Ascender”) for approximately $11.0 million. Ascender is a font provider with long-standing relationships with several leading brands including Google and Microsoft, and is located in Elk Grove Village, Illinois. With the acquisition of Ascender, the Company has broadened its font intellectual property offerings and gained significant typeface design and development talent. The Company paid approximately $7.4 million in cash and issued 285,632 shares of common stock, valued at $3.2 million. The purchase accounting was completed in the third quarter of 2011. There were no significant changes to the initial purchase accounting during the quarter ended September 30, 2011.

5. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of this financial instrument at September 30, 2011 and December 31, 2010 was a liability of $0.4 million and $0.7 million, respectively. We did not designate this contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The current portion of the interest rate swap are included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net loss of $0.6 million and a gain of $1.3 million for the three months ended September 30, 2011 and 2010, respectively, on the intercompany note. In the nine months ended September 30, 2011 and 2010, we incurred a net gain of $0.2 million and a net loss of $1.0 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The total fair value of the financial instrument at September 30, 2011 and December 31, 2010 was an asset of approximately $0.9 million and $1.5 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other long-term assets in the accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swaps	$6	$354	$146	$839
Currency swap	(542)	1,243	341	(1,010)
Other	—	—	—	3

Total	$(536)	$1,597	$487	$(168)

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at September 30, 2011 or December 31, 2010.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$39	$39	$—	$—
Cash equivalents—asset backed securities	1,250	—	1,250	—
Cash equivalents—commercial paper	7,149	—	7,149	—
Cash equivalents—corporate bonds	1,821	—	1,821	—
Cash equivalents—government securities	4,196	—	4,196	—
Cash equivalents—municipal bonds	5,510	—	5,510	—
Derivatives—currency swap, current portion	700	—	700	—
Derivatives—currency swap, long-term portion	176	—	176	—

Total assets	$20,841	$39	$20,802	$—

Liabilities:
Derivatives—interest rate swap, current portion	$385	$—	$385	$—

Total liabilities	$385	$—	$385	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2011 the fair value of our long-term debt approximated its carrying value of $47.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

	Life (Years)	September 30, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$49,419	$(29,966)	$19,453	$49,419	$(26,413)	$23,006
Acquired technology	8-15	39,815	(20,267)	19,548	39,846	(17,878)	21,968
Non-compete agreements	3-6	12,039	(11,612)	427	12,039	(11,363)	676
Trademarks		30,219	—	30,219	30,189	—	30,189
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$135,892	$(61,845)	$74,047	$135,893	$(55,654)	$80,239

8. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year; $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At September 30, 2011 our rates, inclusive of applicable margins, were 2.5% and 5.5% for LIBOR and prime, respectively. At September 30, 2011, our blended interest rate was 2.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at September 30, 2011, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.4 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new Credit Facility were written off and charged to other expense in the third quarter of 2011.

We are subject to a maximum leverage ratio and a fixed charge coverage ratio under the terms of our Credit Facility and we were in compliance with the covenants under our Credit Facility as of September 30, 2011.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$21	$20	$64	$60
Interest cost	45	40	138	123

Net periodic benefit cost	$66	$60	$202	$183

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2011		2010
Provision for income taxes at statutory rate	$3,119	35.0%	$2,879	35.0%
State and local income taxes, net of federal tax benefit	110	1.2%	54	0.7%
Stock compensation	51	0.6%	78	1.0%
Research credits	(88)	(1.0)%	—	—
Effect of rate changes on deferred taxes	—	—	(158)	(1.9)%
Reversal of reserve for income taxes	(35)	(0.4)%	(351)	(4.3)%
Disqualifying dispositions on incentive stock options	(40)	(0.5)%	(6)	(0.1)%
Other, net	(197)	(2.1)%	(192)	(2.4)%

Reported income tax provision	$2,920	32.8%	$2,304	28.0%

	Nine Months Ended September 30,
	2011		2010
Provision for income taxes at statutory rate	$9,045	35.0%	$6,369	35.0%
State and local income taxes, net of federal tax benefit	318	1.2%	240	1.3%
Stock compensation	179	0.7%	183	1.0%
Research credits	(231)	(0.9)%	—	—
Effect of rate changes on deferred taxes	9	—	(158)	(0.9)%
Reversal of reserve for income taxes	(35)	(0.1)%	(351)	(1.9)%
Disqualifying dispositions on incentive stock options	(135)	(0.5)%	(76)	(0.4)%
Other, net	(337)	(1.3)%	(238)	(1.3)%

Reported income tax provision	$8,813	34.1%	$5,969	32.8%

At September 30, 2011 and December 31, 2010, the reserve for uncertain tax positions (including related interest) was approximately $1.1 million and $1.2 million, respectively.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$5,992	$5,923	$17,030	$12,229
Net changes in:
Foreign currency translation adjustment, net of tax of ($1,266), $1,533, ($21) and ($501), respectively	(2,211)	2,638	(20)	(865)

Total comprehensive income	$3,781	$8,561	$17,010	$11,364

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income, as reported	$5,992	$5,923	$17,030	$12,229
Less: net income attributable to participating securities	(101)	(37)	(277)	(77)

Net income available to common shareholders—basic and diluted	$5,891	$5,886	$16,753	$12,152

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,053,462	35,426,859	35,852,081	34,929,708
Less: weighted-average shares of unvested restricted common stock outstanding	(605,978)	(218,622)	(584,489)	(219,302)

Weighted-average number of common shares used in computing basic net income per common share	35,447,484	35,208,237	35,267,592	34,710,406

Net income per share applicable to common shareholders—basic	$0.17	$0.17	$0.48	$0.35

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted:
Weighted-average shares of common stock outstanding	36,053,462	35,426,859	35,852,081	34,929,708
Less: weighted-average shares of unvested restricted common stock outstanding	(605,978)	(218,622)	(584,489)	(219,302)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,262,393	1,042,805	1,317,987	1,149,986
Weighted-average number of restricted stock outstanding, based on the treasury stock method	119,641	13,596	117,719	50,276

Weighted-average number of common shares used in computing diluted net income per common share	36,829,518	36,264,638	36,703,298	35,910,668

Net income per share applicable to common shareholders—diluted	$0.16	$0.16	$0.46	$0.34

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	1,765,782	1,767,473	1,486,671	1,544,789

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Marketing and selling	$777	$526	$2,172	$1,549
Research and development	414	277	1,187	892
General and administrative	615	592	1,769	1,765

Total share based compensation	$1,806	$1,395	$5,128	$4,206

As of September 30, 2011, the Company had $13.0 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OEM	$23,047	$21,480	$67,830	$57,488
Creative professional	7,648	6,878	23,660	19,766

Total	$30,695	$28,358	$91,490	$77,254

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

	Three Months Ended September 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$14,758	48.1%	$10,448	36.8%
Asia	10,259	33.4	11,357	40.1
United Kingdom	1,211	3.9	1,243	4.4
Germany	4,467	14.6	5,310	18.7

Total	$30,695	100.0%	$28,358	100.0%

	Nine Months Ended September 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$41,969	45.9%	$28,279	36.6%
Asia	31,762	34.7	32,462	42.0
United Kingdom	4,014	4.4	3,711	4.8
Germany	13,745	15.0	12,802	16.6

Total	$91,490	100.0%	$77,254	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2011	December 31, 2010
Long-lived assets:
United States	$159,417	$164,213
Asia	3,316	3,402
United Kingdom	52	31
Germany	55,878	56,536

Total	$218,663	$224,182

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2011 and December 31, 2010.

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our software technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE, devices, including laser printers, digital copiers, mobile phones, navigation devices, digital cameras, e-book readers, automotive displays, tablets, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 19 years to provide critical components embedded in printing standards. Our scaling, compression, text layout, printer driver, page description languages, color and user interface technologies solve critical text imaging and user experience issues for CE device manufacturers by rendering high quality text, graphics and user interfaces on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 14,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, fontmarketplace.com and webfonts.fonts.com, which combined attracted more than 35 million visits in 2010 from over 200 countries and territories, direct and indirect sales and custom font design services.

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

	Three Months Ended September 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$14,758	48.1%	$10,448	36.8%
Asia	10,259	33.4	11,357	40.1
United Kingdom	1,211	3.9	1,243	4.4
Germany	4,467	14.6	5,310	18.7

Total	$30,695	100.0%	$28,358	100.0%

	Nine Months Ended September 30,
	2011		2010
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$41,969	45.9%	$28,279	36.6%
Asia	31,762	34.7	32,462	42.0
United Kingdom	4,014	4.4	3,711	4.8
Germany	13,745	15.0	12,802	16.6

Total	$91,490	100.0%	$77,254	100.0%

For the three months ended September 30, 2011 and 2010, sales by our subsidiaries located outside the United States comprised 51.9% and 63.2%, respectively, of our total revenue. For the nine months ended September 30, 2011 and 2010, sales by our subsidiaries located outside the United States comprised 54.1% and 63.4%, respectively, of our total revenue. In the three and nine months ended September 30, 2011, U.S. revenue as a percent of total revenue increased due to the Ascender acquisition and contractual changes with an existing customer. In the three and nine months ended September 30, 2011, we experienced a decrease in printer imaging royalty revenue from Asia primarily a result of the recent events in Japan. We recognize per-unit royalty revenue typically one quarter after our OEM customer ships product containing our royalty bearing units; consequently, the printer royalty revenue recognized in the third quarter of 2011 represents the time period directly after the recent natural disaster in Japan. We do, however, expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended September 30, 2011 and 2010, our top ten licensees by revenue accounted for approximately 46.1% and 51.2% of our total revenue, respectively. For the nine months ended September 30, 2011 and 2010, our top ten licensees by revenue accounted for approximately 46.2% and 50.5% of our total revenue, respectively. In the three months ended September 30, 2010 one customer accounted for 10.2% of our total revenue. Although no one customer accounted for more than 10% of our total revenue for the three months ended September 30, 2011 or nine months ended September 30, 2011 or 2010, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Revenue:
OEM	75.1%	75.7%
Creative professional	24.9	24.3

Total revenue	100.0	100.0
Cost of revenue	8.2	6.4
Cost of revenue—amortization of acquired technology	2.6	3.1

Total cost of revenue	10.8	9.5

Gross profit	89.2	90.5
Marketing and selling	26.6	23.7
Research and development	13.4	13.9
General and administrative	13.9	14.5
Amortization of other intangible assets	4.1	4.2

Total operating expenses	58.0	56.3

Income from operations	31.2	34.2
Interest expense, net	1.8	3.8
Loss (gain) on foreign exchange	0.7	(4.2)
(Gain) loss on derivatives	(1.7)	5.6
Loss on extinguishment of debt	1.4	—

Total other expense	2.2	5.2
Income before provision for income taxes	29.0	29.0
Provision for income taxes	9.5	8.1

Net income	19.5%	20.9%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase
	2011	2010
OEM	$23,047	$21,480	$1,567
Creative professional	7,648	6,878	770

Total revenue	$30,695	$28,358	$2,337

Revenue

Revenue was $30.7 million and $28.4 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $2.3 million, or 8.2%.

OEM revenue was $23.0 million and $21.5 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $1.5 million, or 7.3%. Display imaging and driver revenue increased $2.7 million in the three months ended September 30, 2011, as compared to the same period in 2010 primarily due to increased license revenue from independent software vendors and customers in markets such as mobile phones and e-book readers. Decreased printer imaging royalty revenue, which we believe is mainly attributable to the recent events in Japan, partially offset these increases. Further discussion of the risk to our business is described in Part II, Item 1A, Risk Factors.

Creative professional revenue was $7.6 million and $6.9 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $0.8 million, or 11.2% due to both non-web and web revenue increases. Non-web revenue increased, primarily due to increased direct sales to our enterprise customers. Web revenue also contributed to the increase primarily due to our newer product offerings, such as Font Explorer X and Web font services.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $2.5 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $0.7 million or 37.0%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 8.2% and 6.4% in the three months ended September 30, 2011 and 2010, respectively. The increase in cost of revenue in dollars was mainly the result of product mix and partially due to higher sales volume. The increase as a percentage of revenue was mainly due to variations in product mix. During the third quarter of 2011, reclassifications to cost of revenue for service work increased $0.2 million as compared to the same period in 2010. In the three months ended September 30, 2011 as compared to the same period in 2010, a higher percentage of revenue was derived from products that carry a higher royalty cost. OEM revenue represented 75.1% of our total revenue in the third quarter of 2011, as compared to 75.7% in the same period in 2010. Our OEM revenue typically has a lower associated cost than our creative professional revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $0.8 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.

Gross profit was 89.2% of sales in the three months ended September 30, 2011, as compared to 90.5% in the three months ended September 30, 2010, a decrease of 1.3 percentage points, mainly the result of the aforementioned factors. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $8.2 million and $6.7 million in the three months ended September 30, 2011 and 2010, respectively, an increase of $1.5 million, or 21.4%. Personnel and personnel related expenses increased $0.9 million, in the third quarter of 2011, as compared to the same period in 2010, partially due to an increase in headcount and partially the result of higher salary expense due to annual increases. Headcount increased 5.6%; a result of a few key new hires and from our recent acquisition of Ascender. Online advertising increased, the direct result of conducting additional sales promotions, and increased discretionary spending for travel related costs together contributed $0.2 million to the overall increase in marketing and selling expense in the third quarter of 2011, as compared to the same period in 2010.

Research and Development. Research and development expense was $4.1 million and $3.9 million in the three months ended September 30, 2011 and 2010, respectively, an increase of $0.2 million or 4.6%. Personnel and personnel related expenses increased $0.2 million in the three months ended September 30, 2011, as compared to the same period in 2010, mainly the result of an increase in headcount. Research and development headcount increased 15.0% at September 30, 2011, as compared to September 30, 2010, as we continue to focus on our strategic initiatives and partially the result of our Ascender acquisition. Personnel expense increases were offset by a $0.2 million increase in reclassifications to cost of revenue for service work on revenue recognized during the third quarter of 2011. Increased professional service expenses contributed $0.2 million for outside contractors used for development work.

General and Administrative. General and administrative expense was $4.3 million and $4.1 million in the three months ended September 30, 2011 and 2010, respectively, an increase of $0.2 million, or 4.4%. The increase was mainly the result of an increase in legal related expenses primarily due to the timing of intellectual property registration actions and increased professional service expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $0.1 million or 5.3%.

Interest Expense, Net

Interest expense, net of interest income was $0.6 million and $1.1 million in the three months ended September 30, 2011 and 2010, respectively, a decrease of $0.5 million or 48.5%. The decrease in interest expense was mainly the result of lower total debt outstanding coupled with a lower interest rate on the debt. Total debt outstanding, net of unamortized financing costs, at September 30, 2011 was $45.9 million, as compared to $78.5 million at September 30, 2010. At September 30, 2011, the blended interest rate on our Credit Facility was 2.5%, as compared to a blended rate of 4.0% at September 30, 2010.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $0.2 million in the three months ended September 30, 2011, as compared to a gain of $1.2 million in the three months ended September 30, 2010, primarily from our Euro denominated intercompany note.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.5 million in the three months ended September 30, 2011, as compared to a loss of $1.6 million in the three months ended September 30, 2010, the net result of changes to the market value of our swap contract. The gain in the third quarter of 2011 mainly related to our currency swap contract. In the third quarter of 2010, we recorded losses of $1.2 million on our currency swap contract and $0.4 million on our interest rate swap contracts.

Provision for Income Taxes

During the three months ended September 30, 2011 and 2010, our effective tax rate was 32.8% and 28.0%, respectively. During the third quarter of 2011 the effective tax rate included a 1.0% decrease for research credits, which was not included in the same period in 2010 due to the scheduled expiration of such credits under the Internal Revenue Code. The research credit was subsequently reinstated in the fourth quarter of 2010. During the third quarter of 2010, the effective tax rate included a 4.3% decrease due to the reversal of reserves for income taxes, as compared to 0.4% in the third quarter of 2011. During the third quarter of 2010, the effective tax rate included a 1.9% decrease for the effect of rate changes on deferred taxes in the third quarter of 2010, which did not occur in the third quarter of 2011.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Revenue:
OEM	74.1%	74.4%
Creative professional	25.9	25.6

Total revenue	100.0	100.0
Cost of revenue	8.2	7.2
Cost of revenue—amortization of acquired technology	2.6	3.4

Total cost of revenue	10.8	10.6

Gross profit	89.2	89.4
Marketing and selling	26.4	24.5
Research and development	13.3	14.9
General and administrative	13.8	15.8
Amortization of other intangible assets	4.2	4.6

Total operating expenses	57.7	59.8

Income from operations	31.5	29.6
Interest expense, net	2.6	4.4
Loss (gain) on foreign exchange	(0.3)	1.9
(Gain) loss on derivatives	0.5	(0.2)
Loss on extinguishment of debt	0.5	—

Total other expense	3.3	6.1
Income before provision for income taxes	28.2	23.5
Provision for income taxes	9.6	7.7

Net income	18.6%	15.8%

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2011	2010
OEM	$67,830	$57,488	$10,342
Creative professional	23,660	19,766	3,894

Total revenue	$91,490	$77,254	$14,236

Revenue

Revenue was $91.5 million and $77.3 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $14.2 million, or 18.4%.

OEM revenue was $67.8 million and $57.5 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $10.3 million, or 18.0%, mainly due to a $10.5 million increase in display imaging revenue. Display imaging and driver revenue increased $12.0 million in the nine months ended September 30, 2011, as compared to the same period in 2010 partially due to increased volume of unit shipments of products by our customers that embed our fonts and technology solutions such as independent software vendors, and increased royalties from customers in markets such as e-book readers, mobile phones, navigation devices and digital cameras. These increases were partially offset by decreases in printer imaging royalty revenue, which we believe is primarily attributable to the recent events in Japan.

Creative professional revenue was $23.7 million and $19.8 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $3.9 million, or 19.7%. Non-web revenue, which accounted for the majority of the increase, was primarily a result of increased direct sales to our enterprise customers and custom revenue. Web revenue also increased mainly due to our newer products offerings, such as Web font services.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $7.5 million and $5.6 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1.9 million, or 34.9%. As a percentage of total revenue, cost of revenue, excluding amortization was 8.2% and 7.2% in the nine months ended September 30, 2011 and 2010, respectively. The dollar increase in cost of revenue was partially the result of product mix and higher sales volume. The increase as a percentage of revenue was due to product mix. In the nine months ended September 30, 2011, as compared to the same period in 2010, a portion of our OEM revenue had higher associated costs. A portion of our OEM revenue in the first nine months of 2011 included costs related to service work performed in connection with the revenue, as compared to the same period in 2010. This, coupled with a higher percentage of creative professional revenue in the nine months ended September 30, 2011, contributed to the increase in cost of revenue, as compared to the same period in 2010.

Amortization of acquired technology was $2.4 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Gross profit was 89.2% in the nine months ended September 30, 2011, as compared to 89.4% in the nine months ended September 30, 2010, a decrease of 0.2 percentage points, mainly the result of the aforementioned factors. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $24.2 million and $18.9 million in the nine months ended September 30, 2011 and 2010, respectively, an increase of $5.3 million or 28.0%. Personnel expenses increased $3.0 million, partially due to higher variable compensation due to a higher sales volume and partially the result of an increase in headcount. Headcount increased 5.6% as a result of a few key new hires and from our recent acquisition of Ascender. Online advertising expense increased $0.9 million in the nine months ended September 30, 2011, as compared to the same period in 2010, partially due to targeted advertising for our new Web font services product and partially the result of our efforts to increase traffic to our websites. Increased discretionary spending on travel related expenses, tradeshows and outside services contributed $0.9 million to the overall increase in the nine months ended September 30, 2011, as compared to the same period in 2010. Other expenses related to processing fees on web sales resulted in increased expenses of $0.2 million.

Research and Development. Research and development expense was $12.2 million and $11.5 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $0.7 million, or 5.7%. Personnel and personnel related expenses increased $1.0 million in the nine months ended September 30, 2011, as compared to the same period in 2010, mainly the result of an increase in headcount. Research and development headcount increased 15.0% at September 30, 2011, as compared to September 30, 2010, as we continue to focus on our strategic initiatives and partially the result of our Ascender acquisition. Personnel expense increases were partially offset by a $0.6 million increase in reclassifications to cost of sales for service work on revenue recognized during the first nine months of 2011. Travel related expenses increased $0.2 million in the nine months ended September 30, 2011, as compared to the same period in 2010.

General and Administrative. General and administrative expense was $12.6 million and $12.2 million in the nine months ended September 30, 2011 and 2010, respectively, an increase of $0.4 million or 3.5%. Personnel expenses increased $0.1 million, mainly due to higher salary expense. Professional service expenses, including tax related fees and legal, increased $0.3 million in the nine months ended September 30, 2011, as compared to the same period in 2010.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.8 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $0.2 million, resulting from our acquisition of Ascender in December 2010.

Interest Expense, Net

Interest expense, net of interest income, was $2.3 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $1.1 million, or 31.9%. The decrease in interest expense was the result of lower total debt outstanding and lower interest rates on our debt. Total debt outstanding, net of unamortized financing costs, at September 30, 2011 was $45.9 million, as compared to $78.5 million at September 30, 2010. At September 30, 2011, the blended interest rate on our Credit Facility was 2.5%, as compared to a blended rate of 4.0% at September 30, 2010.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a gain of $0.3 million and a loss of $1.5 million for the nine months ended September 30, 2011 and 2010, respectively, primarily resulting from our Euro denominated intercompany note.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a loss of $0.5 million for the nine months ended September 30, 2011, as compared to a gain of $0.2 million for the nine months ended September 30, 2010, the net result of changes to the market value of our derivative contracts. In the nine months ended September 30, 2011, $0.4 million of the loss related to our currency swap contract and the remaining $0.1 million loss related to our interest rate contract. In the nine months ended September 30, 2010, we recorded a loss of $1.0 million on our currency swap and a gain of $0.8 million on our interest rate swap contracts.

Provision for Income Taxes

Our effective tax rate was 34.1% and 32.8% for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the effective tax rate included a 0.9% decrease for research credits which was not included in the same period in 2010 due to scheduled expiration of such credits under the Internal Revenue Code. The research credit was subsequently reinstated in the fourth quarter of 2010. The effective rate decreased 0.3% in the first nine months of 2011, for share based compensation expense. During the nine months ended September 30, 2010, the effective tax rate included a 1.9% decrease due to the reversal of reserve for income taxes, as compared to a decrease of 0.1% in the same period in 2011. Our effective tax rate in the nine months ended September 30, 2010, included a benefit of 0.9% for the effect of rate changes on deferred taxes, which did not occur in the same period in 2011.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $51.5 million and a $120.0 million revolving line-of-credit, of which $47.3 million was outstanding as of September 30, 2011. Approximately $4.0 million of the revolving line of credit is unavailable as a result of our outstanding derivative instrument with our lender. During the third quarter of 2011, we refinanced our debt; further details are found in Note 8. In March 2010, we made mandatory prepayments of $5.2 million under our Amended and Restated Credit Agreement; no such payment was required in March 2011. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$28,237	$35,708
Net cash used in investing activities	(1,681)	(3,633)
Net cash used in financing activities	(17,894)	(12,320)
Effect of exchange rates on cash and cash equivalents	30	250

Increase in cash and cash equivalents	$8,692	$20,005

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

We generated $28.2 million in cash from operations during the nine months ended September 30, 2011. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on extinguishment of debt, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $30.0 million in cash. Deferred revenue generated $2.2 million in cash, mainly the result of the receipt of a large royalty pre-payment. Increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable and accrued income taxes used $2.5 million in cash. Decreases in accrued expense and other liabilities used $1.4 million in cash, as a result of the payment of variable compensation accrued in previous periods.

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

Investing Activities

During the nine months ended September 30, 2011, we used $1.7 million in cash for investing activities, which consisted mostly of purchases of property and equipment. During the nine months ended September 30, 2010, we used $3.6 million in cash for investing activities, which consisted of the purchase of an exclusive license and purchases of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 was $17.9 million. Payments on long-term debt used $76.8 million in cash, offset by proceeds from the issuance of debt, net of issuance costs of $56.1 million as a result of the refinancing of our debt in July 2011, see Note 8. Other financing activities during the nine months ended September 30, 2011 included $1.8 million in cash received from stock option exercises and $1.0 million related to the excess tax benefit on stock options. Cash used in financing activities for the nine months ended September 30, 2010 was $12.3 million. Payments on long-term debt used $13.4 million in cash, partially offset by $0.6 million in cash received from stock option exercises and $0.5 million related to the excess tax benefit on stock options for the nine months ended September 30, 2010.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaces the Amended and Restated Credit Agreement, which terminated effective July 13, 2011 and was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus a 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of September 30, 2011, the blended interest rate on the Credit Facility was 2.5%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million. In addition, the Credit Facility provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of September 30, 2011, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.86:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 2.54:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.4 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees were accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the Credit Facility was written off as a debt extinguishment and charged to other expense in the third quarter of 2011.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$5,992	$5,923	$17,030	$12,229
Provision for income taxes	2,920	2,304	8,813	5,969
Interest expense, net	558	1,084	2,297	3,374
Depreciation and amortization	2,320	2,318	6,987	6,966

EBITDA	$11,790	$11,629	$35,127	$28,538
Share based compensation	1,806	1,395	5,128	4,206
Non-cash add backs	64	248	137	800
Restructuring, issuance and cash non-operating costs(2)	445	(2)	673	345
Acquisition expenses	—	—	94	—

Adjusted EBITDA(1)	$14,105	$13,270	$41,159	$33,889

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2011.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from operations	$9,573	$9,706	$28,785	$22,882
Depreciation and amortization	2,320	2,318	6,987	6,966
Share based compensation	1,806	1,395	5,128	4,206

Net adjusted EBITDA (1)	$13,699	$13,419	$40,900	$34,054

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $4.0 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2011, one customer balance accounted for 15% of gross accounts receivable. As of December 31, 2010, two customers each individually accounted for 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended September 30, 2010, one customer accounted for 10% of our total revenue. No one customer accounted for more than 10% of our revenue for the three months ended September 30, 2011 or for the nine months ended September 30, 2011 and 2010, respectively.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility and previously, the Amended and Restated Credit Agreement, both fluctuate with either the prime rate or the LIBOR interest rate. At September 30, 2011, the blended rate of interest on our outstanding debt was 2.5%. For each one percent increase in interest rates our interest expense would increase by $0.5 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount in 2012 and matures on July 30, 2012. The total fair value of these financial instruments at September 30, 2011, and December 31, 2010, was a liability of approximately $0.4 million and $0.6 million, respectively. In the three months ended September 30, 2010, we recognized a loss of $0.4 million. In the nine months ended September 30, 2011 and 2010, we recognized losses of $0.1 million and $0.8 million, respectively. The losses have been included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2011 and December 31, 2010, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At September 30, 2011, the note balance was approximately $6.7 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.7 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at September 30, 2011 and December 31, 2010 was $0.9 million and $1.5 million, respectively. For the three months ended September 30, 2011 and 2010, we incurred a gain of $0.5 million and a loss of $1.2 million, respectively, on the currency swap contract. For the nine months ended September 30, 2011 and 2010, we incurred a loss of $0.3 million and a gain of $1.0 million, respectively, on the currency swap contract. The losses and gain on the currency swap are included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

(Gains) and losses on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed statements of income, and were a net loss of $0.6 million and net gains of $1.3 million for the three months ended September 30, 2011 and 2010, respectively. In the nine months ended September 30, 2011 and 2010, we incurred a gain of $0.2 million and a loss of $1.0 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices in five foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In the three months ended September 30, 2011 and 2010, approximately 51.9% and 63.2%, respectively, of our total revenue was derived from operations outside the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	—	$—	—	—
August 1, 2011 to August 31, 2011(1)	344	0.00	—	—
September 1, 2011 to September 30, 2011	—	—	—	—

Total	344	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: November 1, 2011	By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2011	By:	/s/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated as of July 13, 2011. (1)

10.2	General Continuing Guaranty by and among the Guarantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (1)

10.3	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. ***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2011.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.