Form 10-K
period 2011-12-31
Monotype Imaging Holdings Inc.
filed 2012-03-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2011 was approximately $315,116,677 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 21, 2012 was approximately 36,284,883.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype Imaging Holdings Inc. is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high-quality digital content. Our technologies have been widely deployed across, and embedded in, a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our technologies solve critical text imaging and user experience issues for CE device manufacturers by rendering high-quality text, graphics and user interfaces on low resolution and memory-constrained CE devices. We combine these proprietary technologies with access to more than 15,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites, including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com, which combined attracted more than 40 million visits in 2011 from over 200 countries and territories, and through direct and indirect sales and custom font design services. Our principal office is located in Woburn, Massachusetts; with regional offices in San Mateo, California; Boulder, Colorado; Elk Grove Village, Illinois; New York City, New York; Salfords, United Kingdom; Bad Homburg, Germany (Linotype GmbH); Hong Kong, China (Monotype Imaging Hong Kong Ltd.); Seoul, South Korea; and Tokyo, Japan.

In 2006, we completed two acquisitions. Prior to 2006, we had a minority ownership interest in China Type Design Ltd., or China Type Design, a Hong Kong corporation specializing in font design. On July 28, 2006, the Company acquired the remaining capital stock of China Type Design. With the China Type Design acquisition, we acquired a library of East Asian stroke-based fonts and gained the internal capability to develop and produce these fonts. China Type Design was renamed Monotype Imaging Hong Kong Ltd. On August 1, 2006, the Company acquired Linotype GmbH, or Linotype, a German company and a leader in the development, marketing, licensing and servicing of digital fonts and proprietor of a font library comprised of typefaces. With the purchase of Linotype, we acquired access to a large library of fonts, a strong brand with a significant web presence and a more complete offering for the creative professional market.

On July 30, 2007, we completed an initial public offering and used the proceeds to restructure and pay down a portion of our debt. In June 2008, we completed a secondary offering of our common stock.

On December 10, 2009, we acquired the principal assets of Planetweb, Inc., a global provider of embedded user interface, or UI, software and developer tools for the consumer electronics industry. On December 8, 2010, we acquired Ascender Corporation and Font Commerce LLC, together Ascender, a privately held font provider. The acquisition enabled us to broaden our font intellectual property offerings, strengthen our relationship with key technology vendors and gain significant typeface design and development talent.

On November 10, 2011, we and Bitstream Inc., or Bitstream, announced that we had entered into a definitive agreement for Monotype Imaging to acquire Bitstream’s font business in an all cash merger valued at $50 million, subject to adjustments based on the net asset value of Bitstream. The transaction has been approved by the boards of directors for both companies. On January 30, 2012 we received a voluntary request for information from the United States Department of Justice (the “DOJ”) regarding the pending transaction. The DOJ also informed Monotype Imaging that it will likely issue a Civil Investigative Demand (“CID”) to Monotype Imaging pursuant to the Antitrust Civil Process Act of 1976. The transaction is expected to close following the resolution of the DOJ inquiry, as well as the satisfaction of customary closing conditions, the approval of the transaction by Bitstream’s shareholders, and the spinoff by Bitstream of its mobile browsing and variable data publishing businesses. We anticipate financing the deal through a combination of cash balances and our secured revolving credit facility.

Industry Overview and Market Opportunity

Our customers are seeking text imaging solutions and related display technologies that are comprehensive, powerful and easy to use. Our OEM and Creative Professional offerings address the needs of three types of customers: CE device manufacturers, including laser printer manufacturers; independent software vendors; and content creators. These customers use our products to enhance the creation, display, distribution and consumption of digital and print content.

•	CE Device Manufacturers

CE devices, including laser printers, are marketed globally and increasingly require robust multi-media functionality, as consumers create rich digital content and/or acquire such content from service providers, over the Internet, as packaged media and from other users. CE device manufacturers must display multi-media content, including text, from these different sources, while being expected to provide a consistent look-and-feel across global CE devices, support worldwide languages and in many cases support enhanced navigation systems and brand personalization. As technologies enable media to move seamlessly from one CE device to another, scalable text imaging technologies, including multilingual type, and related display solutions that are optimized for these CE devices, become ever more critical. For example, PC-like rich media functionality has moved to the mobile phone platform and tablet computers, driving the adoption of robust scalable text on those devices. Digital televisions are incorporating scalable text for menu navigation, content delivery and connectivity, and appliance manufacturers worldwide are adding control panels with enhanced graphical user interfaces to improve the user experience and to provide consumers with additional control and functionality. The automotive industry is quickly moving towards digital displays with complex, worldwide language requirements and improved legibility for driver safety to support their evolving market. In addition, electronic publishing and the growth in e-book readers is driving the industry’s need for robust, global text-display solutions. Our solutions are compatible with most major operating environments as well as those developed directly by CE device manufacturers.

The market for laser printers and digital copiers is generally more mature than the rest of the CE device market. As a result, the lower end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advances such as a larger number of embedded fonts and color output, scanning and copying capabilities, and enhanced control panel functionality. The increased capabilities are in turn driving the advancement of the printer industry, particularly the laser printer industry. Thus increased reliance by laser printer manufacturers on enhancing technologies to drive value, together with advancing capabilities and functionality of multimedia CE devices, favor comprehensive global text imaging solutions and related display technologies.

•	Independent Software Vendors

Similar to CE devices, software solutions are marketed globally. For example, independent software vendors require multilingual text solutions for product user interfaces and a range of typefaces to add functionality to their application products. In addition, some software vendors seek to customize their offerings with fonts specific to their solutions. Others, including games manufacturers, require multiple, distinctive fonts to employ a unique look-and-feel within their applications.

Independent software vendors are distributing their solutions through multiple channels (including traditional CD-based distribution models, as well as software-as-a-service distribution through cloud-based computing distribution models) and to multiple devices (including PCs, mobile phones and other CE devices). As a result, software vendors require font technologies that allow their solutions to maintain a consistent, high-quality user experience regardless of distribution channel or device screen resolution.

•	Content Creators

Content creators include creative professionals (such as graphic designers, advertisers, printers, publishers and bloggers) and non-professional creators of content (such as home users and other amateur writers, designers, bloggers and publishers). Both types of content creators produce electronic and /or printed material for distribution, and they seek creative ways to convey meaning and to differentiate identity. Fonts are an important tool for this differentiation. For example, creative and business professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and marketing communications into new markets around the world. Creative and business professionals historically acquired fonts primarily from local or regional distributors or dealers, however, online font vendors have become the preferred channel due to their larger selection of typefaces, greater ease of use, and the ability to easily access font libraries from anywhere.

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

Our Products

We develop end-user and embedded text imaging solutions and services that enable the display and printing of high-quality text in all of the world’s major languages, including the following:

•	Font Products and Services

•

Our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com and itcfonts.com offer thousands of high-quality font products, in some cases more than 170,000, including our own libraries as well as third party owned fonts.

•	Our web font service, Fonts.com Web Fonts, accessible from webfonts.fonts.com, features more than 20,000 high-quality Web fonts for website design. Fonts.com Web Fonts offers a superior range of fonts, language support and workflow capabilities. Unique to our service, a selection of desktop fonts may also be downloaded each month by professional-tier subscribers for creating website mockups. The evolution to cloud-based solutions also brings new opportunities for our Web font service, as operating environments and software applications require font support to deliver their desired functionality and performance.

•

Our Monotype, Linotype, ITC and the Ascender Originals typeface libraries contain more than 15,000 typefaces and include some of the world’s most widely used designs, such as the Times New Roman, Helvetica, ITC Franklin Gothic and Droid typefaces.

•

We have strong relationships with a broad network of highly talented font designers and we offer custom font design services for corporate branding and identity purposes. Working directly with clients and through branding agencies, our type design experts developed the branding fonts used by many Fortune 1000 companies.

•

Our core sets of fonts consist of the PCL 6 and PostScript 3 font collections. These fonts are designed for compatibility with Hewlett Packard, or HP, and Adobe Systems Incorporated, or Adobe, font specifications.

•

Our FlipFont product enables end users to personalize their user experience through the use of fonts. For example, FlipFont allows mobile phone users to change their phone’s user interface, or UI, font with mobile-optimized fonts chosen from a selection available from various online resources.

•	Font Scaling, Compression and Rasterizing Technologies

•

Our primary laser printer imaging products are our font scaling engine, Universal Font Scaling Technology, or UFST, and our font compression technology, MicroType. Our font scaling engine and font compression technologies are compatible with virtually all font formats and CE device manufacturers’ standards, including PostScript and Printer Command Language, or PCL. We currently license these products to 50 laser printer manufacturers worldwide.

•

Our iType font scaling engine, or iType, renders high-quality display of text in every major language and in any size on memory-constrained CE devices, including, but not limited to, mobile phones, e-readers, automotive displays, tablets, set-top boxes and digital cameras, and is fully compatible with the industry-standard TrueType and OpenType font formats.

•	Our iType Connects product suite streamlines the process of integrating iType by providing a pre-integrated solution for common CE platforms.

•

Our stroke font and various compression technologies, such as Compact Asian for TrueType, or CATT, and Asian Compression for TrueType, or ACT, enable customers to significantly reduce the amount of memory required to store the required font data.

•

Our SmartHint and Edge rendering technology ensure high legibility even when text is displayed at very small sizes. With conventional technologies, East Asian characters often become illegible when displayed at small sizes due to the visual complexity of the characters.

•

Our Edge rendering technologies enables the tuning of rendered text. Resolution and display technology LCD or e-paper, for example, can significantly affect the visual display of rendered text. With this tuning capability, the output can be adjusted to enhance quality or to provide consistency across a customer’s product line. Our Edge360™ technology brings advanced textual effects to 2D and 3D user interfaces, applications and games. For example, text can be zoomed in and out very quickly without having to re-render the text at the end of the zoom process. Text can be rotated in three dimensions – all while retaining clarity throughout the process.

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

•

Our page description language, or PDL, software offerings and complete solutions enable printer manufacturers to simplify product development, achieve faster time to market and enhanced ability to manage overall controller development costs.

•	Font Management Technologies

•	Our Fontwise product is a comprehensive font license management solution that allows creative and business professionals to audit, manage and purchase font licenses.

•	Our FontExplorer X Pro and FontExplorer X Server font management solutions provides powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

•	UI Technologies

•

Our SpectraWorks graphical user interface development suite is a lightweight, high-performance set of tools for developing embedded graphical user interfaces quickly and inexpensively. SpectraWorks is integrated with iType and our World Type Shaper for worldwide language support and includes access to our proprietary technologies such as Edge rendering, stroke-based fonts, our run-time auto hinter, proprietary compression formats and special effects.

Competitive Strengths

Our text imaging solutions and services provide critical technologies and fonts for users that require the ability to display or print high-quality digital text. Our core strengths include:

Established Relationships with Market Leaders. We benefit from established relationships with our OEM customers, many of which date back 20 years or more. We work collaboratively with them and obtain insight into their product roadmaps and future requirements. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the mobile phone and CE device space, we provide technologies to market leaders Nokia, Motorola and Sony Ericsson. In the laser printer market our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our operating system and application partners include Microsoft, Google, Apple and Amazon. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming for customers to replace these solutions.

Technological and Intellectual Property Leadership. We are a leading global provider of text and imaging solutions for laser printers. We have achieved this leadership position by combining our proprietary technologies with an extensive font library that includes many of the world’s most popular typefaces. We have and are continuing to leverage our intellectual property and experience in this market to secure a leading position in other high volume CE device categories. For example, we currently ship our text imaging solutions on mobile phones manufactured by many of the largest manufacturers of mobile phones. We have established relationships with leading brands in emerging CE device categories such as laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances.

International Presence and Technologies Designed to Serve the Global Market. In 2011 and in 2010, 53.9% and 62.8% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the United Kingdom, Germany, China and Japan. Our customers are located in Asia, North America, Europe and other parts of the world. Our technologies and font IP are crucial to our OEM customers who manufacture high-volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages and we have specifically designed scalable font rendering technologies for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time-to-market and increasing product flexibility. Increasingly, the center of design, manufacturing and consumption of CE devices is in China, Japan and Korea. We have over 20 years of experience partnering with Asian companies such as Ricoh, Toshiba and Kyocera Mita.

Strong Web Presence and Font Design Services. We have built an extensive customer base of creative and business professionals to whom we license fonts. Our flagship website with the intuitive domain name, fonts.com, along with our other e-commerce websites, including the European site, linotype.com, provide us with a substantial online presence offering more than 170,000 font products. We have also provided custom font design and branding services to many multinational corporations. Our Web font solution, introduced in 2010, includes more than 20,000 fonts, with new fonts being added on a continuing basis. Several of the most widely used fonts in branding and advertising, such as the Helvetica, Univers and Trade Gothic typefaces, are available as Web fonts exclusively through our service, Fonts.com Web Fonts.

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

Experienced Leadership and Employee Base. Our senior management has an average of 20 years of experience in the text imaging or software solutions businesses. Douglas J. Shaw, our President, Chief Executive Officer and Director, has presided over the successful introduction of our text imaging solutions in each of our markets for 30 years. Our Chief Financial Officer, Scott E. Landers, has 15 years of public company experience which includes experience in the software solutions business. John L. Seguin, our Executive Vice President, is a long-time veteran of companies that supply technologies to the CE device industry. Many of the members of our sales, engineering and support staff have been with us since we began serving OEMs, and creative and business professionals. As a result, there is significant continuity between our team and our key customers.

Our Strategy

Our objective is to extend our position as a leading global provider of text imaging solutions and related display technologies. We intend to:

Increase Penetration of our Technologies and Fonts into High Growth CE Device Categories. Our technologies and fonts are increasingly vital to the mass-market success of certain high-growth CE device categories such as mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, and consumer appliances. We have an established base of customers in these CE device categories, and we intend to increase our targeted sales and support activities to add new customers and increase the number of platforms, products, models, applications and systems in which our technologies and fonts are embedded. For example, we market our text imaging solutions for inclusion in high growth CE device categories with sophisticated display imaging needs such as e-book readers. Our e-book reader customers use a combination of our rendering technology and our custom-hinted fonts to improve user experience. In addition, we intend to extend our reach into new products, customers and models by continuing to expand our integration into leading industry platforms while increasing our partnerships with leading independent software vendors.

Extend our Leadership Position with Enhanced Technologies in the Laser Printer Market. While the laser printer market has been growing at a slower pace than the market for other CE devices, we have historically sustained consistent growth by anticipating and rapidly adapting to changes in this market. For example, we support the increased font offering that is part of Microsoft Windows operating systems and fonts to support global and cloud printing. As laser printers evolved from analog and monochrome to digital and color printers and to multi-function peripherals, we also enhanced our existing compression technologies and imaging tools to maintain the high-quality rendering of printed text in these new CE devices. We also introduced products such as our printer driver kits, color tools and page description language interpreters to address the increasing demand for customized driver applications. Going forward, we intend to expand our offering to provide additional technologies to the laser printer market. We intend to leverage our extensive experience in this market and our long-standing relationships with laser printer manufacturers to maintain our leadership position in the laser printer market.

Continue to Develop our Online and Offline Offerings and Services for Content Creators. We have a well-established business licensing fonts and technologies to creators of printed and digital content, including newspapers, magazines, books, advertisements and websites. We have a strong online presence with our websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com, and webfonts.fonts.com as well as a direct sales channel offline through which customers license our offerings. Our websites attracted more than 40 million visits in 2011 from over 200 countries and territories. On our websites, opportunities exist to increase our revenue per visitor by continuing to offer innovative solutions and expanded products and services, as well as to benefit from growth in web traffic.

Leverage our Installed Base of Leading OEM and Creative Professional Customers by Providing New Technologies and Fonts. Our customers include many of the largest manufacturers in the CE device markets as well as independent software vendors, publishers and advertising agencies and we continually seek to develop new technologies and fonts to serve these customers. For example, our acquisition of Planetweb provides our OEM customers a powerful user interface development solution that can be integrated with our font rendering technology. Additionally, for our printer OEM customers, we now offer page description languages that, in combination with our fonts and drivers, provide a more complete solution for text rendering in a print environment. By providing additional technologies and fonts, we seek to leverage our core relationships to increase the value we offer to our customers and to expand our presence within our existing customer base. Such technologies include worldwide language support products for laser printers and new products and technologies for multi-function and color printers.

Expand and Deepen our Global Presence, Particularly in Asia. We intend to drive our revenue growth by leveraging our knowledge of global markets and through our global operations. We believe that economic growth in Asia will further the demand for Asian text imaging solutions and related display solutions. Through organic expansion and acquisitions, we are increasing our ability to service CE device manufacturers and content creators throughout the world. We intend to focus on the Japanese, Chinese and Korean language markets for laser printers, digital copiers and other CE devices. Significant growth opportunities exist in these markets, as we have limited penetration to date.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to pursue selected acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary text imaging solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for text imaging solutions and related display technologies is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. On November 10, 2011, we announced we had entered into a definitive agreement with Bitstream to acquire Bitstream’s font business. The transaction is expected to close following the resolution of the DOJ inquiry and the satisfaction of customary closing conditions and the approval of Bitstreams’ shareholders, among other items. In 2010, we acquired Ascender Corporation, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft.

Our Customers

Our technologies and services are sold to customers in two principal markets: OEM and Creative Professional. The OEM market consists of both CE device manufacturers and independent software vendors. Our Creative Professional customers include purchasers of font end-user licenses, a large proportion of which are large publishing firms, corporations, graphic designers and advertising agencies. In 2011, 2010 and 2009 our revenue in these two markets was as follows (in thousands):

	2011		2010		2009
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
OEM	$91,656	74%	$80,000	75%	$68,967	73%
Creative Professional	31,556	26%	26,659	25%	25,038	27%

Total	$123,212	100%	$106,659	100%	$94,005	100%

Our text imaging solutions are embedded in a broad range of CE devices and are compatible with most major operating environments and those developed by CE device manufacturers. We partner with operating system and software application vendors Microsoft, Google, Apple, Oracle and Access, and have made our patented iType scalable font engine available as a plug-in for open source Linux environments. Additionally, we are an active participant in the development of industry standards, such as the XML Paper Specification with the European Computer Manufacturer’s Association, and the use of Web fonts with the World Wide Web Consortium.

Our customers are among the world’s leading CE device manufacturers and creative and business professionals, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	twelve of the top fifteen mobile phone manufacturers including Nokia, Motorola, Sony Ericsson, ZTE and RIM;

•	major software companies including Microsoft and Google;

•	other multinational corporations such as UBS, Sony Computer Entertainment of America, Nintendo, Activision, Tivo and Ubisoft;

•	major international media and marketing solutions companies including Gannett;

•	four of the top five e-book readers, including Amazon and Kobo;

•	digital camera manufacturers;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp;

•	many of the top automotive brands; and

•	major home appliance manufacturers such as Whirlpool Corporation.

In 2011, 2010 and 2009, our top ten licensees by revenue accounted for approximately 46.0%, 50.8% and 47.1% of our total revenue, respectively. In 2011, 2010 and 2009, no one customer accounted for more than 10% of our total revenue.

Sales and Marketing

Our OEM sales efforts are focused on large CE device manufacturers and independent software vendors with whom we seek to establish long-term relationships. Our creative and business professional sales representatives directly target prospective corporate clients and specialty dealers to whom we may provide our fonts and custom font design services. Our e-commerce websites, fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com, offer the ability to preview, license and download thousands of fonts from our Monotype, Linotype, ITC and Ascender collections, as well as typefaces from hundreds of foundries across the globe. Our web font service, Fonts.com Web Fonts, offers web fonts by subscription to provide for the ability to use typefaces in web page design.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our text imaging solutions. Our marketing efforts are principally focused on promoting our websites fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com through affiliate programs, search engine optimization and e-mail marketing which drive traffic to our websites. Once at our websites, creative and business professionals can find recent typographic news, read typeface designer profiles and access a wealth of educational content, in addition to a selection of more than 170,000 font products.

We promote our text imaging solutions through a combination of newsletters, web content, social media, brochures, print advertising and attendance at conferences and trade shows. Our e-mail marketing communications, directed to a registered user base that has opted to receive our e-mails, include font-related articles, company news and product offerings. We also maintain our corporate website at monotypeimaging.com, which focuses on promoting our Company and offerings for our OEM customers.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; San Mateo, California; Boulder, Colorado; Salfords, United Kingdom; Bad Homburg, Germany and Hong Kong, China.

In 2011, 2010 and 2009, we incurred research and development expenses of $16.5 million, or 13.4% of sales, $15.4 million, or 14.4% of sales and $14.1 million, or 15.0% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances in which we determine that it is competitively advantageous and cost effective to do so. We have been granted a total of ten patents and have fourteen patents pending with the U.S. Patent and Trademark Office. Our most important patents are related to our subpixel rendering technology and ACT technology. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our font libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive and non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our text imaging solutions compete with those offered by a variety of companies, including vendors of laser printer and display imaging technologies, printer drivers and providers of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our text imaging solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, like Adobe and Bitstream, and local providers of text imaging solutions that offer solutions specific to a particular country’s language requirements. We also compete with FreeType, an open source collaborative organization that provides its Linux font rendering code for free, with printer driver provider Software Imaging and with Extensis and Insider Software with respect to our FontExplorerX product. The competition for our fonts and custom font design services generally comes from companies offering their own typeface libraries and custom typeface services, including Adobe, Zoran, Bitstream, font foundry websites, font-related websites and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2011, we employed 272 persons. In addition, we have an exclusive relationship with a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	111	41%
Research and development	105	39%
General and administration	56	20%

Total	272	100%

None of our employees or consultants is represented by a union or covered by a collective bargaining agreement. Our Linotype employees are represented by a work council. This work council has the right to participate in certain decisions by Linotype, including operational changes, such as relocation of the business or change of control transactions, and social matters such as wages and salaries and working hours. We believe that our relations with our employees and consultants are good.

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

Risks Related to Our Customers and our Customer Relationships

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a substantial majority of our revenue from the licensing of our text imaging solutions to OEMs. For the years ended December 31, 2011, 2010 and 2009, our top ten licensees by revenue accounted for approximately 46.0%, 50.8% and 47.1% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances. To date, we have penetrated only some of these markets. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our text imaging solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of OEMs and Creative Professional customers may not adopt or continue to use products that employ our text imaging solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers. In addition, we have traditionally licensed our technologies and fonts to OEMs that embed our technology in their platforms, which means our ability to expand in some markets is dependent on the success of our OEM customers to expand in those markets.

Our success depends on the existence of a market for CE devices that incorporate our text imaging solutions.

•	Our revenue depends in large part on market demand for text imaging solutions that enable CE devices to render high quality text.

The CE device market is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new platform and product introductions. If the need for laser printers and other CE devices utilizing our technology were to decrease or if current models of these products were replaced by new or existing products for which we do not have a competitive solution or if our solutions are replaced by others that become the industry standard and we are not able to develop technologies to build on such industry standards, our customers may not purchase our solutions and our revenue would be adversely affected. For example, if graphical device interface, or GDI, printers increased their already dominant position and replaced more page description language, or PDL, printers, our revenue would be adversely affected. Similarly, if the Android platform, for example, increases market share in the mobile phone industry and we are not able to develop solutions to build on such platform, our revenue would be adversely affected.

•

The market for text imaging solutions for laser printers is a mature market growing at a slower rate than other markets in which we operate. To the extent that sales of laser printers level off or decline, our licensing revenue may be adversely affected.

A significant portion of our revenue in 2011, 2010 and 2009 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. In both 2011 and 2009, the laser printer market experienced a decline and our revenue was adversely affected. If sales of printers incorporating our text imaging solutions level off, or decline, then our licensing revenue may be adversely affected.

•

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

The terms of our license agreements with our CE device manufacturers vary. For example, we have fixed fee licensing agreements with certain customers, some of which may decline over time. If these customers, some of whom are instrumental in setting industry standards and influencing early adoption of platforms or technology incorporating our text imaging solutions, were to increase their share of the CE device market, under the terms of these agreements there would not be a corresponding increase in our revenue. Any change in the market share of CE device manufacturers to whom we license our text imaging solutions is entirely outside of our control.

Risks Related to Our Text Imaging Solutions

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

To be successful we must design our text imaging solutions to interoperate effectively with a variety of CE devices, software applications, operating systems and content creation platforms. We depend on the cooperation of CE device manufacturers with respect to the components integrated into their devices, such as PDLs, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. Content creation platforms are evolving rapidly. To the extent our fonts and font technologies are less relevant, or incompatible, our business would be adversely affected.

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

Certain of our text imaging solutions are dependent in part on the licensing and incorporation of technologies from third parties, and we license a substantial number of fonts from third parties. For example, we have entered into license agreements with AGFA Gevaert N.V. under which we have acquired rights to use certain color technology. We also have license agreements with Microsoft, Adobe and others under which we license certain fonts. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. If any of the technologies we license from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the technologies or fonts we license are subject to infringement claims, then we may incur substantial costs in replacing the licensed technologies or fonts or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement technology and fonts may not be available for license on commercially reasonable terms, or at all, which could subject us to claims by our customers for breach of the terms of our agreements with them.

Certain component technologies in our text imaging solutions may be subject to open source licenses, which may restrict how we use or distribute our technologies or require that we release the source code of certain technologies subject to those licenses.

Certain open source licenses, such as the GNU Lesser General Public License, require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary technologies, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary technologies are not combined with, or do not incorporate, open source software in ways that would require our proprietary technologies to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. While our end-user license agreement, or EULA, prohibits the use of our technologies in any way that would cause them to become subject to an open source license, our OEM customers could, in violation of our EULA, combine our technologies with technologies covered by an open source license.

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

Our success is heavily dependent upon our ability to protect our intellectual property, including our fonts. To protect our intellectual property, we rely on a combination of United States and international patents, design registrations, copyrights, trademarks, trade secret restrictions, EULAs, and the implementation and enforcement of nondisclosure and other contractual restrictions. Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be extremely costly. For example, our ability to enforce intellectual property rights in the actual design of our fonts is limited.

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

Risks Related to Our Business Operations

A prolonged economic downturn could materially harm our business.

Our ability to generate revenue is affected by the level of business activity of our OEM and Creative Professional customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad or increased oil prices, could cause a decrease in consumer and or business spending on computer hardware and software and CE devices in general and could negatively affect the rate of growth of CE device markets or of adoption of CE devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for fonts and font technologies could decline and our revenue and profitability could be materially and adversely impacted.

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

We have offices in five foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2011 and 2010, approximately 53.9% and 62.8%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our text imaging solutions, including the licensing of our technologies and fonts worldwide.

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

•

risks related to fluctuations in foreign currency exchange rates, in particular fluctuations in the exchange rate of the Japanese yen, the European Union’s euro, and the United Kingdom’s pound sterling, including risks related to hedging activities we may undertake;

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

We intend to selectively pursue complementary acquisitions, strategic partnerships and third party intellectual property licenses to accelerate our time to market, penetrate new geographies and expand our offering. Execution of our strategy relies on finding and closing partnerships and/or acquisitions that fit with our business and that meet our financial expectations. To the extent that we are unable to identify appropriate opportunities and close deals on acceptable financial terms, we may face hurdles in executing portions of our strategy. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

If we do find appropriate acquisition candidates, the acquisition process may divert our management’s attention or result in additional dilution to stockholders or use of resources that are necessary to operate other parts of our business.

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

In addition, we could discover deficiencies withheld from us in an acquisition or otherwise not uncovered in our due diligence prior to the acquisition. These deficiencies could include problems in internal controls, product quality, customer relationships or compliance with applicable laws, any of which could result in us becoming subject to unforeseen liabilities. Moreover, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our results of operations. Acquisitions could also result in potentially dilutive issuances of equity securities or in the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results may suffer.

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

Our quarterly results may fluctuate significantly.

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

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, Chief Executive Officer, has been with the Company in various senior management roles for 30 years. Mr. Shaw has been critical to the overall management of the Company, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

Risks Related to the Securities Markets and Investment in our Common Stock

The structure of our current Credit Facility could affect our financing options and liquidity.

We have a five-year, $120.0 million secured revolving credit facility with Wells Fargo Capital Finance LLC (the “Credit Facility”). Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate, plus in each case, an applicable margin. The Credit Facility contains certain financial covenants and is secured by substantially all of our assets. In the event that we draw down on the Credit Facility more fully, it could have important consequences to our business or the holders of our common stock, including:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•

requiring a significant portion of our cash flow from operations to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for other purposes;

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures; and

•	preventing us from paying dividends on our common stock.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	general market or economic conditions, including factors unrelated to our operating performance or the operating performance of our competitors; and

•	other risks and uncertainties described in these “Risk Factors”.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and the repayment of indebtedness, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Moreover, our Credit Facility imposes restrictions on our ability to declare and pay dividends.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations

Bad Homburg, Germany	Software Development, Marketing, Sales and Administrative	16,000	Leased; expires in December 2017

Boulder, Colorado	Software Development and Marketing	7,000	Leased; expires August 2014

Salfords, United Kingdom	Software Development, Marketing, Sales and Administrative	6,000	Leased; expires in April 2013

Woburn, Massachusetts, USA	Software Development, Marketing, Sales, Administrative and Corporate	38,000	Leased; expires April 2015 with one 5-year renewal option

We also maintain seven additional leased facilities in San Mateo, California; Elk Grove Village, Illinois; New York City, New York; Tokyo, Japan; Hong Kong, China and Seoul, South Korea. These additional offices occupy approximately 13,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

Item 3.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Related Stockholder Matters

Our common shares, $0.001 par value, traded on the NASDAQ Global Market under the symbol “TYPE” from July 25, 2007 until March 17, 2008 and on the NASDAQ Global Select Market since March 18, 2008. Prior to July 25, 2007, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Period 2011:
First Quarter	$14.50	$10.98
Second Quarter	15.23	12.87
Third Quarter	14.54	10.10
Fourth Quarter	16.79	11.24
Period 2010:
First Quarter	$10.22	$8.91
Second Quarter	10.88	8.57
Third Quarter	9.59	7.34
Fourth Quarter	11.58	9.03

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $14.96 on February 21, 2012.

Holders

As of February 21, 2012, there were approximately 139 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	4,271,406	$8.71	2,805,592
Equity compensation plans not approved by security holders (2)	175,697	$11.26	463,020

Total	4,447,103	$8.81	3,268,612

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.
(2)	Options issued in connection with our 2010 acquisition of Ascender under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. 53,763 shares of restricted stock were also issued in connection with the Ascender acquisition. For further details, see Note 14.
(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2011.

Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from July 25, 2007, the date our common stock commenced trading on the NASDAQ Stock Market LLC, through December 31, 2011 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer Index assumes that dividends, if any, were reinvested.

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

Issuer Purchases of Securities

Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock during the quarter ended December 31, 2011.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2008 and 2007, and as of December 31, 2009, 2008 and 2007, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Condensed Consolidated Statement of Income Data:
Revenue	$123,212	$106,659	$94,005	$110,861	$105,152
Cost of revenue	10,155	7,477	6,861	9,101	8,705
Cost of revenue-amortization of acquired technology	3,169	3,488	3,383	3,392	3,376

Total cost of revenue	13,324	10,965	10,244	12,493	12,081

Gross profit	109,888	95,694	83,761	98,368	93,071
Marketing and selling	32,622	25,935	23,645	22,911	19,206
Research and development	16,540	15,404	14,142	14,867	18,837
General and administrative	17,413	16,488	14,674	19,882	15,605
Amortization of other intangibles	5,071	4,795	4,744	6,924	7,162

Total operating expenses	71,646	62,622	57,205	64,584	60,810

Income from operations	38,242	33,072	26,556	33,784	32,261
Other (income) expense:
Interest expense, net	2,754	4,405	4,435	8,077	17,554
Loss on extinguishment of debt	422	—	—	—	2,958
Other expense (income), net	446	1,687	1,144	556	(2,147)

Total other expense	3,622	6,092	5,579	8,633	18,365
Income before provision for income taxes	34,620	26,980	20,977	25,151	13,896
Provision for income taxes	11,951	8,620	7,575	9,770	4,832

Net income	$22,669	$18,360	$13,402	$15,381	$9,064

Net income (loss) available to common stockholders	$22,302	$18,237	$13,315	$15,130	$(25,022)

Net income (loss) per common share:
Basic	$0.63	$0.52	$0.39	$0.45	$(1.55)
Diluted	$0.61	$0.51	$0.38	$0.43	$(1.55)
Weighted average number of common shares outstanding: Basic	35,357,630	34,762,919	34,365,544	33,818,508	16,174,165
Weighted average number of common shares outstanding: Diluted	36,817,379	35,990,295	35,288,126	35,304,794	16,174,165

	2011	2010	2009	2008	2007
Condensed Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$53,850	$42,786	$34,616	$31,941	$19,584
Total current assets	64,905	50,676	43,190	41,191	28,096
Total assets	283,822	278,805	272,377	277,421	276,346
Total current liabilities	32,380	31,830	32,672	38,227	40,882
Total debt	37,321	65,859	91,353	113,596	131,400
Additional paid-in capital	167,448	155,791	148,273	142,676	138,219
Total stockholders’ equity	198,361	164,982	140,522	120,836	102,007

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 15,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com, which attracted more than 40 million visits in 2011 from over 200 countries and territories, direct and indirect sales and custom font design services.

On November 10, 2011, we entered into a definitive agreement with Bitstream to acquire Bitstream’s font business in an all cash merger valued at $50 million, subject to adjustments based on the net asset value of Bitstream. The transaction has been approved by the boards of directors for both companies. We anticipate financing the deal through a combination of cash balances and our secured revolving credit facility. On January 30, 2012 we received a voluntary request for information from the United States Department of Justice (the “DOJ”) regarding the pending transaction. The DOJ also informed Monotype Imaging that it will likely issue a Civil Investigative Demand (“CID”) to Monotype Imaging pursuant to the Antitrust Civil Process Act of 1976. We expect the transaction to close following the resolution of the DOJ inquiry, as well as the satisfaction of customary closing conditions, the approval of the transaction by Bitstream’s shareholders, and the spinoff by Bitstream of its mobile browsing and variable data publishing businesses.

On December 8, 2010, we acquired Ascender Corporation, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft, located in Elk Grove Village, Illinois, and Font Commerce LLC for approximately $11.0 million. Of the purchase price, approximately $7.4 million was paid in cash and $3.2 million, or 285,632 shares, in common stock were issued. We accounted for the acquisition using the purchase method of accounting in accordance with Accounting Standards Codification, or ASC, Topic No. 805, Business Combinations, or ASC 805. The majority of the common stock issued in connection with the acquisition was issued to shareholders of Ascender, who immediately upon closing became employees of the Company. The stock awards granted are subject to vesting terms that require employment to continue over our standard four-year term. As a result, approximately $2.8 million of the $3.2 million in common stock issued is being expensed as share based compensation over the four year vesting term. At the acquisition date, the Company had a pre-existing relationship with Ascender; an exclusive licensing agreement with a fair value equivalent to its book value of $3.2 million that was effectively settled on acquisition. In accordance with ASC 805-10-25-20, the settlement of the license was included as part of total consideration and has been allocated among the assets acquired.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our Creative Professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our Creative Professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. Some of our revenue streams, particularly custom revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions. In 2011, we experienced a decrease in printer imaging royalty revenue from Asia primarily a result of the natural disaster in Japan in March, which we do not expect to occur in 2012.

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

	2011		2010		2009
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$56,728	46.1%	$39,671	37.2%	$31,634	33.6%
Asia	44,127	35.8	44,935	42.1	36,246	38.6
United Kingdom	5,322	4.3	4,727	4.5	10,418	11.1
Germany	17,035	13.8	17,326	16.2	15,707	16.7

Total	$123,212	100.0%	$106,659	100.0%	$94,005	100.0%

For the years ended December 31, 2011, 2010 and 2009, sales by our subsidiaries located outside North America comprised 53.9%, 62.8% and 66.4%, respectively, of our total revenue. In 2011 revenue from the United States increased both in dollars and as a percent of revenue, as a result of several factors; contractual changes with an existing customer, growth in markets primarily served by our U.S. subsidiary and our acquisition of Ascender. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2011, 2010 and 2009, our top ten licensees by revenue accounted for approximately 46.0%, 50.8% and 47.1% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2011, 2010 or 2009.

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

Marketing and Selling

Our marketing and selling expense consists of salaries, bonuses, commissions and benefits related to our marketing and selling personnel, business travel expenses, advertising and trade show expenses, web-related expenses, allocated facilities costs and other overhead expenses. Sales commission expense varies as a function of revenue and goal achievement from period-to-period. During 2011, our marketing and selling expenses increased, as compared to 2010, mainly due to an increase in personnel related expenses and an increase in discretionary spending in areas such as travel and tradeshows, consulting and advertising.

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

Restructuring

On November 10, 2008, the Company implemented a restructuring plan. Under the restructuring plan, the Company reduced headcount in certain areas and redeployed certain other employees within the Company in order to focus on key initiatives across the business. The headcount reduction was intended to be offset by the hiring of a few key additional employees whose technical expertise was better aligned with our key initiatives, and accordingly we did not experience an overall change in headcount. The restructuring plan was completed in April 2009, other than making deferred cash payments to certain terminated employees. The Company implemented a restructuring plan on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the Creative Professional area of our business, and consolidated certain functions of our European operations within our United States and United Kingdom offices. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges of approximately $0.9 million for severance and termination benefits associated with this plan. In the years ended December 31, 2010 and 2009, we recorded $0.2 million and $0.7 million, respectively, of restructuring costs for severance and termination benefits for both plans, which is included in our operating expenses. This restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees. Future cash expenditures related to the restructuring are expected to be approximately $21 thousand, net of tax savings.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Contract accounting may be used where services are deemed essential to the software.

Goodwill, Indefinite-Lived Intangible Assets and Long-lived Assets

We record tangible and intangible assets acquired and liabilities assumed in a business combination under the purchase method of accounting. Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We allocate the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination to goodwill. The value initially assigned to the acquired assets and assumed liabilities, particularly intangible assets and goodwill, are subject to underlying assumptions that require significant management judgment. If different assumptions were used, it could materially impact the purchase price allocation and our financial position and results of operations.

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill impairment test as of December 31st. In September 2011, the FASB issued an update to ASC Topic No. 350, Intangibles – Goodwill and Other, Testing for Goodwill Impairment (“ASC 350”). ASC 350 provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In 2011, we assessed qualitative factors, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. With respect to both goodwill and indefinite-lived intangible assets, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, a sustained decrease in share price or current, historical or projected losses that demonstrate continuing losses associated with an asset. Impairment evaluations involve management estimates of useful lives and future cash flows, including assumptions about future conditions such as future revenue, operating expenses, the fair values of certain assets based on appraisals and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. If this resulted in an impairment of goodwill and indefinite-lived intangible assets, it could have a material adverse effect on our financial position and results of operations.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, share based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share based compensation expense. Future share based compensation expense and unearned share based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

During the years ended December 31, 2011, 2010 and 2009, we recorded total share based compensation expense of $7.0 million, $5.5 million and $5.2 million, respectively. As of December 31, 2011, the Company had $11.7 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted average period of 1.8 years.

Pension Plan

We account for our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to April 1, 2006, at which time the pension plan was closed to new participants. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2011 and 2010 we paid $83 thousand and $77 thousand, respectively, to the plan participants. At December 31, 2011 and 2010, our unfunded position was $3.8 million and $3.6 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

Provision for Income Taxes

We provide for income taxes in accordance with ASC Topic No. 740, Income Taxes, or ASC 740. Under this method, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to be reversed. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be unlikely, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially affected if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2011 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $19.7 million. This consists of total deferred tax liabilities of $27.5 million and net deferred tax assets of $7.8 million after providing a valuation allowance of $2.2 million.

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

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue:
OEM	74.4%	75.0%	73.4%
Creative Professional	25.6	25.0	26.6

Total revenue	100.0	100.0	100.0
Cost of revenue	8.2	7.0	7.3
Cost of revenue—amortization of acquired technology	2.6	3.3	3.6

Total cost of revenue	10.8	10.3	10.9

Gross profit	89.2	89.7	89.1
Marketing and selling	26.5	24.3	25.2
Research and development	13.4	14.4	15.1
General and administrative	14.2	15.5	15.6
Amortization of other intangible assets	4.1	4.5	5.0

Total operating expenses	58.2	58.7	60.9

Income from operations	31.0	31.0	28.2
Interest expense, net	2.2	4.1	4.7
Loss (gain) on foreign exchange	0.2	2.0	(0.4)
Loss (gain) on derivatives	0.2	(0.4)	1.6
Loss on extinguishment of debt	0.3	—	—

Total other expenses	2.9	5.7	5.9
Income before provision for income taxes	28.1	25.3	22.3
Provision for income taxes	9.7	8.1	8.0

Net income	18.4%	17.2%	14.3%

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Sales by Market. We view our operations and manage our business as one segment; the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets CE device manufacturers and independent software vendors, together OEM, and Creative Professional, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	2011	2010	Increase
OEM	$91,656	$80,000	$11,656
Creative Professional	31,556	26,659	4,897

Total revenue	$123,212	$106,659	$16,553

Revenue

Revenue was $123.2 million and $106.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of $16.5 million, or 15.5%, mainly due to increased OEM revenue.

OEM revenue was $91.7 million and $80.0 million for the years ended December 31, 2011 and 2010, respectively, an increase of $11.7 million, or 14.6%. The increase in OEM revenue is primarily due to increased display imaging revenue from volume of unit shipments of products by our customers that embed our fonts and technology solutions such as e-book readers, mobile phones, digital cameras and automotive displays and service work performed for our independent software vendor customers.

Creative Professional revenue was $31.6 million and $26.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of $4.9 million, or 18.4%. Non-web revenue, which accounted for the majority of the increase, was primarily a result of increased direct sales to our enterprise customers and custom revenue. Web revenue also increased mainly due to our newer product offerings, such as Web font services.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $10.2 million and $7.5 million for the years ended December 31, 2011 and 2010, respectively, an increase of $2.7 million, or 35.8%. Cost of revenue as a percentage of total revenue was 8.2% and 7.0% for the years ended December 31, 2011 and 2010, respectively. The increase in cost of revenue in dollars was mainly the result of product mix and partially due to higher sales volume. The increase as a percentage of revenue was mainly due to variations in product mix. For the year ended December 31, 2011, as compared to the same period in 2010, a higher percentage of revenue was derived from products that carry a higher royalty cost. OEM revenue represented 74.4% of our total revenue in 2011, as compared to 75.0% in 2010. Our OEM revenue typically has a lower associated cost than our Creative Professional revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $3.2 million and $3.5 million in the years ended December 31, 2011 and 2010, respectively.

Gross Profit

Gross profit was 89.2% in the year ended December 31, 2011, compared to 89.7% in the same period in 2010, mainly the result of the aforementioned factors in the cost of revenue discussion. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $32.6 million and $25.9 million for the years ended December 31, 2011 and 2010, respectively, an increase of $6.7 million, or 25.8%, primarily the result of increased personnel related expenses and increased discretionary spending. Personnel and personnel related expenses increased $4.2 million in 2011, as compared to 2010, mainly due to higher salary and share based compensation expenses. In 2011, we experienced the full year impact on expenses of headcount additions made in the latter part of 2010, mainly due to our acquisition of Ascender. Travel related expense, online advertising and consulting expenses increased by a total of $2.1 million in 2011, as compared to 2010, as discretionary spending increased commensurate with increased sales volume and headcount.

Research and Development. Research and development expense was $16.5 million and $15.4 million, in 2011 and 2010, respectively, an increase of $1.1 million, or 7.4%, mainly due to an increase in personnel expenses. Personnel and personnel related expense, including share based compensation expense, increased $1.5 million, mainly due to annual salary increases and an increase in headcount year-over-year. Headcount increased 16.7% in 2011, as compared to 2010. This increase was partially offset by an increase in reclassifications to cost of sales of $0.7 million for service work on revenue recognized during 2011.

General and Administrative. General and administrative expense was $17.4 million and $16.5 million for the years ended December 31, 2011 and 2010, respectively, an increase of $0.9 million, or 5.6%. Personnel and personnel related expenses increased $0.4 million, mainly due to higher salary expense that was partially the result of an increase in headcount. Headcount increased 12.0% in 2011, as compared to 2010. Legal expenses increased $0.5 million in 2011, as compared to 2010, primarily a result of acquisition related activity.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $5.1 million and $4.8 million for the years ended December 31, 2011 and 2010, respectively, an increase of $0.3 million, primarily due to our acquisition of Ascender.

Interest Expense, Net

Interest expense, net of interest income was $2.8 million and $4.4 million in the years ended December 31, 2011 and 2010, respectively. The decrease in the interest expense was mainly the result of lower total debt outstanding coupled with a lower interest rate on the debt. Total debt outstanding, net of unamortized financing, at December 31, 2011 was $37.3 million, as compared to $65.9 million at December 31, 2010. At December 31, 2011, the blended rate of interest on our revolving credit facility was 2.6%, as compared to the blended rate of 4.0% on our Amended and Restated Credit Agreement at December 31, 2010.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange were losses of $0.2 million and $2.1 million in 2011 and 2010, respectively. During 2010, we recorded a loss of $1.3 million on our Euro denominated intercompany note and in 2011, the loss recorded on the note was immaterial. The note is scheduled to be paid in full during 2012. In 2010, the remainder of the loss, or $0.8 million, was the result of currency fluctuations, particularly the Japanese Yen and the Euro, as compared to the US dollar. During 2011, currency fluctuations did not result in significant net losses.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.2 million and a gain of $0.4 million in 2011 and 2010, respectively, the net result of changes to the market value of our swap contracts. In 2011, the loss was primarily related to our interest rate swap contract. In 2010, we recorded a gain of $1.2 million on our currency swap and a loss of $0.8 million on our interest rate swap contracts.

Loss on Extinguishment of Debt

In 2011, we recorded a loss of approximately $0.4 million on the extinguishment of our Amended and Restated Credit Facility. On July 13, 2011, we entered into a five-year $120.0 million revolving credit facility and our Amended and Restated Credit Facility was terminated. The $0.4 million represents the unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new revolving credit facility. There were no similar charges during the same period in 2010.

Provision for Income Taxes

Our effective tax rate was 34.5% and 31.9% for the year ended December 31, 2011 and 2010, respectively. The effective tax rate for the year ended December 31, 2011 included a smaller income tax benefit received from the reversal of reserve for income taxes, as compared to the same period in 2010. This, together with an increase in non-deductible equity compensation in 2011, primarily contributed to the increase in the effective tax rate as compared to 2010.

As of December 31, 2011, the total amount of unrecognized tax benefits was $0.9 million. At December 31, 2010, we had $0.8 million of unrecognized tax benefits. We classify potential interest and penalties as a component of tax expense. As of December 31, 2011 and 2010 we had $0.3 million and $0.3 million of accrued interest and penalties, respectively.

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

Recently Issued Accounting Pronouncements

Goodwill Impairment

In September 2011, the FASB issued an update to ASC Topic No. 350, Intangibles – Goodwill and Other, Testing for Goodwill Impairment (“ASC 350”). ASC 350 provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update was intended to simplify how an entity tests for goodwill impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this standard effective with our fiscal year end December 31, 2011 and the adoption did not have a material impact on our financial statements.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. The adoption will impact the presentation of comprehensive income, but will not otherwise impact our financial position or results of operations.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $53.9 million and a $120.0 million revolving credit facility, of which $37.3 million was outstanding at December 31, 2011. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. On November 10, 2011, we entered into a definitive agreement with Bitstream to acquire Bitstream’s font business in an all cash merger valued at $50 million, subject to adjustments based on the net asset value of Bitstream. The transaction is expected to close following the resolution of the DOJ inquiry, as well as the satisfaction of other closing conditions. We anticipate financing the deal through a combination of cash balances and our secured revolving credit facility. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$39,313	$43,658	$28,071
Net cash used in investing activities	(2,144)	(11,020)	(2,555)
Net cash used in financing activities	(26,096)	(24,728)	(22,853)
Effect of exchange rates on cash and cash equivalents	(9)	260	12

Total increase in cash and cash equivalents	$11,064	$8,170	$2,675

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

In 2011 we generated $39.3 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on extinguishment of debt, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized loss on derivatives generated $40.4 million in cash. Accounts payable, prepaid expenses and other assets, accrued income taxes and accrued expenses and other liabilities, net of income tax refunds receivable generated $1.7 million in cash, due to timing of vendor payments and amounts accrued for variable compensation and taxes to be paid in 2012. Accounts receivable and deferred revenue used $2.8 million, mainly due to increased sales activity during 2011.

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

Investing Activities

During 2011, we used $1.9 million for the purchase of property and equipment, and paid the final $0.2 million of costs associated with our acquisition of Ascender Corporation and Font Commerce LLC, which was accrued in 2010. During 2010, we acquired Ascender Corporation and Font Commerce LLC which used cash of $7.2 million. We accrued $0.2 million of additional costs at December 31, 2010 pending final adjustments. During 2010, we used $3.0 million for the purchase of a long-term exclusive license. The remainder of cash used in investing activities was for the purchase property and equipment. During 2009, we acquired Planetweb, Inc. which used cash of $1.7 million. At December 31, 2009, $0.2 million was accrued pending final adjustments. The remainder of the cash used in investing activities in 2009, approximately $0.8 million, was used to purchase property and equipment.

Financing Activities

During 2011, payments on long-term debt used $86.8 million in cash, offset by proceeds from the issuance of debt, net of issuance costs of $56.1 million as a result of the refinancing of our debt in July 2011, see Note 7. Proceeds from the exercise of stock options, combined with the excess tax benefit on stock options provided $4.7 million in cash during 2011. During 2010 we used $26.3 million in cash to pay down our long-term debt, which included a $10.0 million prepayment made in connection with the third amendment to our Amended and Restated Credit Agreement, as discussed in Credit Facility below. Proceeds received for the exercise of stock options, combined with the excess tax benefit on stock options, provided $1.6 million in cash. During 2009, we used $22.5 million in cash to pay down our long-term debt. This amount included a $5.0 million principal prepayment on our note in accordance with the second amendment to our Amended and Restated Credit Agreement, discussed in Credit Facility below. We incurred $0.6 million in refinancing costs associated with the second amendment.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of December 31, 2011, the blended interest rate on the Credit Facility was 2.6%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million. In addition, the Credit Facility provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of December 31, 2011, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.68:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 2.91:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.5 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees were accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the Credit Facility was written off as a debt extinguishment and charged to other expense in the third quarter of 2011.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$22,669	$18,360	$13,402
Provision for income taxes	11,951	8,620	7,575
Interest expense, net	2,754	4,405	4,435
Depreciation and amortization	9,346	9,323	9,298

EBITDA	$46,720	$40,708	$34,710
Share based compensation	6,974	5,450	5,186
Non-cash add backs	168	803	(163)
Restructuring, issuance and cash non-operating costs (2)	608	390	969
Acquisition expenses	94	248	65

Adjusted EBITDA (1)	$54,564	$47,599	$40,767

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2011.

Non-GAAP Measure

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets and share based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income from operations	$38,242	$33,072	$26,556
Depreciation and amortization	9,346	9,323	9,298
Share based compensation	6,974	5,450	5,186

Net adjusted EBITDA (1)	$54,562	$47,845	$41,040

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt (1)	$37,321	$—	$—	$37,321	$—
Operating leases (2)	6,744	1,736	3,205	1,353	450
License fees (2)	300	100	200	—	—

Total	$44,365	$1,836	$3,405	$38,674	$450

(1)	See Note 7 to the audited consolidated financial statements included in this report under Item 8.
(2)	See Note 17 to the audited consolidated financial statements regarding contractual obligations included in this report under Item 8.

In addition to the above, we have contractual obligations under our interest rate swap and currency swap instruments at December 31, 2011. The interest rate swap contract has a notional amount of $50.0 million, with a $20.0 million reduction in the notional amount on January 3, 2012 and matures on July 30, 2012. Under the terms of the agreement, we pay a fixed rate of interest on the notional amount of 1.5% and receive interest on the notional amount at the floating one-month LIBOR rate, which at December 31, 2011 was 2.5346%. Net settlements are due monthly. Under the currency swap contract, we pay 1.0 million Euros and we receive payments of $1.5 million quarterly. The currency swap contract terminates in December 2012.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.9 million as of December 31, 2011 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this report under Item 8.

In addition to the above, we have a pension obligation under the Linotype defined benefit pension plan. The total projected benefit obligation is $3.8 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this report under Item 8.

On November 10, 2011, we entered into a definitive agreement with Bitstream to acquire Bitstream’s font business in an all cash merger valued at $50 million, subject to adjustments based on the net asset value of Bitstream. We anticipate financing the deal through a combination of cash balances and our secured revolving credit facility. The transaction is expected to close following the resolution of the DOJ inquiry, as well as the satisfaction of other closing conditions.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 17 to our consolidated financial statements included in this report under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $3.5 million and $2.3 million at December 31, 2011 and 2010, respectively. We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2011 one customer, Xerox Corporation, individually accounted for 17% of our gross accounts receivable. As of December 31, 2010 two customers, Okidata Corporation and Hewlett Packard, each individually accounted for 12% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2011, 2010 and 2009, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2011, the blended rate of interest on our outstanding debt was 2.6%. For each one percent increase in interest rates our interest expense would increase by $0.4 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount on January 3, 2012 and matures on July 30, 2012. The total fair value of the financial instrument at December 31, 2011 was a liability of approximately $0.2 million. In 2011, 2010 and 2009, we recognized losses of $0.2 million, $0.8 million and $0.9 million, respectively, on our interest rate swap contracts which have been included in loss (gain) on derivatives in the accompanying consolidated statement of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2011 and 2010 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At December 31, 2011 the note balance was approximately $5.2 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.5 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time, as payments are made. The total fair value of the currency swap instrument at December 31, 2011 and 2010 was $0.9 million and $1.5 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we incurred a loss of $0.1 million, gain of $1.2 million and a loss of $0.6 million, respectively, on the currency swap contract which is included in loss (gain) on derivatives in the accompanying consolidated statements of income. The loss and gain on the intercompany note are included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 1, 2012

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$53,850	$42,786
Accounts receivable, net of allowance for doubtful accounts of $91 and $92 at December 31, 2011 and 2010	6,588	4,720
Income tax refunds receivable	733	340
Deferred income taxes	506	350
Prepaid expenses and other current assets	3,228	2,480

Total current assets	64,905	50,676
Property and equipment, net	2,404	1,589
Goodwill	140,807	142,354
Intangible assets, net	71,664	80,239
Other assets	4,042	3,947

Total assets	$283,822	$278,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,123	$753
Accrued expenses and other current liabilities	12,235	13,045
Accrued income taxes	1,280	1,171
Deferred revenue	7,742	8,506
Current portion of long-term debt	10,000	8,355

Total current liabilities	32,380	31,830
Long-term debt, less current portion	27,321	57,504
Other long-term liabilities	225	471
Deferred income taxes	20,596	19,328
Reserve for income taxes	1,174	1,125
Accrued pension benefits	3,765	3,565
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2011 and 2010; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2011 and 2010; Issued: 36,341,383 and 35,490,331 at December 31, 2011 and 2010, respectively	36	35
Additional paid-in capital	167,448	155,791
Treasury stock, at cost, 98,527 at December 31, 2011 and 95,516 shares at December 31, 2010	(86)	(86)
Retained earnings	30,986	8,317
Accumulated other comprehensive (loss) income	(23)	925

Total stockholders’ equity	198,361	164,982

Total liabilities and stockholders’ equity	$283,822	$278,805

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$123,212	$106,659	$94,005
Cost of revenue	10,155	7,477	6,861
Cost of revenue—amortization of acquired technology	3,169	3,488	3,383

Total cost of revenue	13,324	10,965	10,244

Gross profit	109,888	95,694	83,761
Operating expenses:
Marketing and selling	32,622	25,935	23,645
Research and development	16,540	15,404	14,142
General and administrative	17,413	16,488	14,674
Amortization of other intangible assets	5,071	4,795	4,744

Total operating expenses	71,646	62,622	57,205

Income from operations	38,242	33,072	26,556
Other (income) expense:
Interest expense	2,854	4,421	4,496
Interest income	(100)	(16)	(61)
Loss (gain) on foreign exchange	211	2,066	(381)
Loss (gain) on derivatives	232	(388)	1,520
Loss on extinguishment of debt	422	—	—
Other expense, net	3	9	5

Total other expense	3,622	6,092	5,579

Income before provision for income taxes	34,620	26,980	20,977
Provision for income taxes	11,951	8,620	7,575

Net income	$22,669	$18,360	$13,402

Net income available to common stockholders	$22,302	$18,237	$13,315

Net income per common share:
Basic	$0.63	$0.52	$0.39
Diluted	$0.61	$0.51	$0.38
Weighted average number of shares outstanding: Basic	35,357,630	34,762,919	34,365,544
Weighted average number of shares outstanding: Diluted	36,817,379	35,990,295	35,288,126

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	34,512,692	$35	86,194	$(86)	$142,676	$(23,445)	$1,656	$120,836
Net income						13,402		13,402	$13,402
Issuance of capital shares
—restricted share grants	57,385	—			—			—
—exercised options	107,799	—			126			126
Repurchase of unvested shares of restricted common stock	(9,322)	—	9,322	—				—
Vesting of restricted shares					181			181
Share based compensation					5,186			5,186
Tax benefit associated with options					104			104
Unrecognized actuarial gain, net of tax							(202)	(202)	(202)
Cumulative translation adjustment, net of tax							889	889	889

Comprehensive income									$14,089

Balance, December 31, 2009	34,668,554	$35	95,516	$(86)	$148,273	$(10,043)	$2,343	$140,522
Net income						18,360		18,360	$18,360
Issuance of capital shares
—restricted share grants	469,817	—			—			—
—exercised options	318,144	—			944			944
Vesting of restricted shares					123			123
Shares issued as acquisition consideration	33,816	—			381			381
Share based compensation					5,450			5,450
Tax benefit associated with options					620			620
Unrecognized actuarial gain, net of tax							(130)	(130)	(130)
Cumulative translation adjustment, net of tax							(1,288)	(1,288)	(1,288)

Comprehensive income									$16,942

Balance, December 31, 2010	35,490,331	$35	95,516	$(86)	$155,791	$8,317	$925	$164,982

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	35,490,331	$35	95,516	$(86)	$155,791	$8,317	$925	$164,982
Net income						22,669		22,669	$22,669
Issuance of capital shares
—restricted share grants	186,379	—			—			—
—exercised options	667,684	1			3,329			3,330
Repurchase of unvested shares of restricted common stock	(3,011)	—	3,011	—				—
Share based compensation					6,974			6,974
Tax benefit associated with options					1,354			1,354
Unrecognized actuarial loss, net of tax							(98)	(98)	(98)
Cumulative translation adjustment, net of tax							(850)	(850)	(850)

Comprehensive income									$21,721

Balance, December 31, 2011	36,341,383	$36	98,527	$(86)	$167,448	$30,986	$(23)	$198,361

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,669	$18,360	$13,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,346	9,323	9,298
Loss on retirement of fixed assets	2	3	20
Amortization of deferred financing costs	480	798	840
Loss on extinguishment of debt	422	—	—
Share based compensation	6,974	5,450	5,186
Excess tax benefit on stock options	(1,354)	(620)	(104)
Deferred income taxes	1,634	1,480	1,931
Provision for doubtful accounts	46	46	(106)
Unrealized currency (gain) loss on foreign denominated intercompany transactions	94	1,261	(360)
Unrealized loss (gain) on derivatives	136	(450)	437
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,835)	1,197	1,226
Income tax refunds receivable	(421)	(388)	(885)
Prepaid expenses and other assets	117	1,242	(3)
Accounts payable	366	370	(260)
Accrued income taxes	335	429	(833)
Accrued expenses and other liabilities	1,275	4,564	(2,599)
Deferred revenue	(973)	593	881

Net cash provided by operating activities	39,313	43,658	28,071

Cash flows from investing activities:
Purchases of property and equipment	(1,925)	(870)	(845)
Purchase of exclusive license	—	(3,000)	—
Acquisition of businesses, net of cash acquired	(219)	(7,150)	(1,710)

Net cash used in investing activities	(2,144)	(11,020)	(2,555)
Cash flows from financing activities:
Debt amendment costs	—	—	(599)
Payments on long-term debt	(86,845)	(26,292)	(22,484)
Proceeds from issuance of debt, net of issuance costs	56,065	—	—
Excess tax benefit of stock options	1,354	620	104
Proceeds from exercise of common stock options	3,330	944	126

Net cash used in financing activities	(26,096)	(24,728)	(22,853)
Effect of exchange rates on cash and cash equivalents	(9)	260	12

Increase in cash and cash equivalents	11,064	8,170	2,675
Cash and cash equivalents, beginning of year	42,786	34,616	31,941

Cash and cash equivalents, end of year	$53,850	$42,786	$34,616

Supplemental disclosures:
Interest paid	$2,279	$3,500	$3,210
Income taxes paid	$9,070	$6,196	$7,219
Non cash transactions:
Issuance of common stock in connection with the acquisition of Ascender Corporation	$—	$381	$—
Exclusive Ascender license included in the purchase price of Ascender Corporation	$—	$3,235	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. At December 31, 2011, we conduct our operations through two domestic operating subsidiaries, Monotype Imaging Inc. and International Typeface Corporation, and four foreign operating subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

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

On December 8, 2010, we acquired Ascender Corporation and Font Commerce LLC, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft, located in Elk Grove Village, Illinois, for $11.0 million in a combination of cash and stock. Following the acquisition, Ascender Corporation and Font Commerce LLC were merged into our Monotype Imaging Inc. subsidiary.

The accompanying consolidated financial statements present the Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, including the accounts of ITC, Monotype UK, Linotype, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to allowance for doubtful accounts, income taxes, valuation of goodwill, intangible assets, other long-lived assets, derivatives, the valuation of share based compensation and accrued pension benefits. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities of less than 90 days. Deposits of cash held outside the U.S. totaled approximately $3.5 million and $2.3 million, at December 31, 2011 and 2010, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2011, one customer individually accounted for 17% of our gross accounts receivable. As of December 31, 2010, two customers each individually accounted for 12% of our gross accounts receivable. For the years ended December 31, 2011, 2010 and 2009 no one customer accounted for 10% or more of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment.

Property and Equipment

Property and equipment are stated at cost. We capitalize expenditures that materially increase asset lives and charge ordinary repairs and maintenance to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 13 years
Leasehold improvements	Shorter of lease term or estimated useful life of 3 to 5 years

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets assumed in a business combination. We account for goodwill and indefinite-lived intangible assets in accordance with ASC Topic No. 350, Intangibles—Goodwill and Other (“ASC 350”) which requires that goodwill not be amortized, but instead be tested at least annually for impairment in accordance with the provisions of ASC 350. The provisions of ASC 350 provide for a two-step impairment test framework to be performed on goodwill with an option for a qualitative approach to fair value. The Company has the option of performing a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. In the first step of the two-step test, the Company must compare the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows and market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded.

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit. The Company performs its annual goodwill impairment test as of December 31st. As of December 31, 2011, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As of December 31, 2010, we conducted our impairment analysis on the Company as a whole by calculating the fair value of our Company as compared to our carrying value, using a discounted cash flow approach as well as the market approach. For both years presented, the fair value was estimated to be greater than the carrying value of the goodwill, and therefore, no write down of goodwill was recorded.

On our indefinite-lived intangible assets, we performed the quantitative two-step fair value impairment test. We apply the relief from royalty method, a variation of the discounted cash flow method, to determine the fair value of these assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31st. The fair value was greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. We generally recognize custom font design services revenue upon delivery. Contract accounting may be used where services are deemed essential to the software.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $3.8 million, $2.9 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, share based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share based compensation expense. Future share based compensation expense and unearned share based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.5%	2.6%	1.9%
Expected dividend yield	—	—	—
Expected volatility	61.9%	64.3%	66.3%
Expected term	6.1 years	6.1 years	6.1 years
Weighted average fair value per share	$7.76	$5.93	$2.45

We value awards granted based on the grant date closing price of our common stock as traded on either the NASDAQ Global Market or NASDAQ Global Select Market. See Note 14 for a summary of the stock option activity under our stock-based employee compensation plans for the year ended December 31, 2011.

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

Foreign Currency Translation

In accordance with ASC Topic No. 830, Foreign Currency Matters, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than US dollars are translated into US dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in net income.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The total amount of uncertain tax positions, at December 31, 2011 and 2010 was $1.2 million and $1.1 million, respectively. The Company classifies interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2011, 2010 and 2009 was $0.3 million, $0.3 million and $0.4 million, respectively.

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

Recently Issued Accounting Pronouncements

Goodwill Impairment

In September 2011, the FASB issued an update to ASC Topic No. 350, Intangibles – Goodwill and Other, Testing for Goodwill Impairment (“ASC 350”). ASC 350 provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update was intended to simplify how an entity tests for goodwill impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this standard effective with our fiscal year end December 31, 2011 and the adoption did not have a material impact on our financial statements.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. The adoption will impact the presentation of comprehensive income, but will not otherwise impact our financial position or results of operations.

3. Acquisitions

On December 8, 2010, we acquired Ascender Corporation, a privately held Illinois corporation and Font Commerce LLC, a majority owned subsidiary of Ascender (collectively, Ascender) for approximately $11.0 million. Ascender is a font provider with long-standing relationships with several leading brands including Google and Microsoft, and is located in Elk Grove Village, Illinois. With the acquisition of Ascender, the Company has broadened its font intellectual property offerings and gained significant typeface design and development talent. The Company paid approximately $7.4 million in cash and issued 285,632 shares of common stock, valued at $3.2 million. Of the purchase price, $0.7 million was placed into escrow for standard representations and warranties, expiring in June 2012. The majority of the common stock issued in connection with the acquisition was issued to shareholders of Ascender, who immediately upon closing, became employees of the Company. The stock awards granted are subject to vesting terms that require employment to continue over our standard four-year term. As a result, approximately $2.8 million of the $3.2 million in common stock issued is being expensed as share based compensation over the four year vesting term. At the acquisition date, the Company had a pre-existing relationship with Ascender; an exclusive licensing agreement with a fair value equivalent to its book value of $3.2 million. In accordance with ASC 805-10-25-20, the unamortized license fee was considered settled upon the acquisition and its fair value was included as part of total consideration paid and has been allocated among the assets acquired.

The results of operations of Ascender have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Fair Value at Acquisition Date (in thousands)
Accounts receivable and other assets	$1,011
Customer relationships	2,820
Technology	140
Trademarks	4,020
Non-compete agreements	450
Goodwill	4,745
Accrued royalties and other current liabilities	(834)
Deferred tax liability	(1,359)

Total purchase price	$10,993

The goodwill reflects the value of the assembled workforce and the customer-specific synergies the company expects to realize from the Ascender acquisition. The acquired definitive lived intangible assets will be amortized over their respective useful lives, on a straight-line basis. The acquired intangible assets that are subject to amortization have a weighted average useful life of approximately nine years. Customer relationships have estimated lives of between seven and ten years. Technology has an estimated life of fifteen years. Non-compete agreements have an estimated five year life. Trademarks have an indefinite life and are subject to annual review to determine if an impairment exists. The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in goodwill of $4.7 million.

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

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$8,364	$5,173
Furniture and fixtures	1,113	662
Leasehold improvements	635	208

Total cost	10,112	6,043
Less accumulated depreciation and amortization	(7,708)	(4,454)

Property and equipment, net	$2,404	$1,589

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009, was $1.1 million, $1.0 million and $1.2 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2009	$140,745
Acquisition	4,745
Foreign currency exchange rate changes	(3,068)
Deferred tax adjustment	(68)

Balance at December 31, 2010	$142,354
Acquisition adjustment	(28)
Foreign currency exchange rate changes	(1,422)
Deferred tax adjustment	(97)

Balance at December 31, 2011	$140,807

The majority of the Company’s goodwill balance is not denominated in U.S. dollars, and is therefore, subject to currency fluctuations. In 2010, the Company recorded approximately $4.7 million increase to goodwill related to the Ascender acquisition. See Note 3 for further details on this acquisition.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2011 and 2010 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$49,222	$(31,080)	$18,142	$49,419	$(26,413)	$23,006
Acquired technology	8-15	39,742	(21,038)	18,704	39,846	(17,878)	21,968
Non-compete agreements	3-6	11,995	(11,605)	390	12,039	(11,363)	676
Trademarks		30,028	—	30,028	30,189	—	30,189
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$135,387	$(63,723)	$71,664	$135,893	$(55,654)	$80,239

Amortization expense is calculated using the straight-line method. The Company’s intangible asset balances increased approximately $4.2 million in 2010 due to the acquisition of Ascender. Approximately $2.8 million was attributed to customer relationships, approximately $4.0 million was attributed to trademarks, $0.5 million was attributed to non-compete agreements and a decrease of approximately $3.2 million in technology resulted from the re-allocation of previously acquired Ascender license.

Estimated future intangible amortization expense based on balances at December 31, 2011 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2012	$3,181	$4,855
2013	3,181	4,818
2014	3,181	4,158
2015	3,181	852
2016	2,780	768
Thereafter	3,200	3,081

Total amortization expense	$18,704	$18,532

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Payroll and related benefits	$6,677	$6,164
Royalties	1,600	2,047
Interest	62	279
Legal and audit fees	1,342	1,014
Sales taxes	267	689
Derivative liability	237	563
Restructuring	34	35
Other	2,016	2,254

Total	$12,235	$13,045

7. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year; $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At December 31, 2011 our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At December 31, 2011, our blended interest rate was 2.6%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of December 31, 2011.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at December 31, 2011, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.5 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new Credit Facility were written off and charged to other expense in the third quarter of 2011.

8. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $50.0 million with a $20.0 million reduction in the notional amount on January 3, 2012 and matures on July 30, 2012. The total fair value of this financial instrument at December 31, 2011 was a liability of $0.2 million. We did not designate either contract as a hedge; as such, associated gains and losses are recorded in our consolidated statements of income. The current portions of the interest rate swaps are included in accrued expenses and other current liabilities and the long-term portion of the swap is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. In 2011, 2010 and 2009, we incurred net losses of $32 thousand and $1.3 million, and a net gain of $0.6 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. We did not designate the contract as a hedge; as such, associated gains and losses are recorded to loss (gain) on derivatives in our consolidated statements of income. The total fair value of the financial instrument at December 31, 2011 and 2010 was approximately $0.9 million and $1.5 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets and the long-term portion of the swap is included in other assets in our accompanying consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	2011	2010	2009
Interest rate swaps	$151	$829	$943
Currency swap	81	(1,220)	567
Other	—	3	10

Total	$232	$(388)	$1,520

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in US dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into US dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at December 31, 2011 or 2010.

9. Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,119	$2,119	$—	$—
Cash equivalents—commercial paper	7,349	—	7,349	—
Cash equivalents—corporate bonds	5,162	—	5,162	—
Cash equivalents—municipal bonds	5,310	—	5,310	—
Derivatives—currency swap, current portion	918	—	918	—

Total assets	$20,858	$2,119	$18,739	$—

Liabilities:
Derivatives—interest rate swap, current	$237	$—	$237	$—

Total liabilities	$237	$—	$237	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, and derivative instruments. The fair value of our cash equivalents are either based upon quoted prices for similar assets or other observable inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2011, the fair value of our long term debt approximates its carrying value of $37.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan (the “U.S. 401(k) Plan”). In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. On March 9, 2009, the Company’s U.S. 401(k) Plan was amended to change the Company’s matching contribution amount, as prescribed by the plan, from a fixed dollar-for-dollar match up to the first 6% of the participant’s compensation to a discretionary employer matching contribution. For the years ended December 31, 2011, 2010 and 2009, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 3% of salary. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.4 million, $1.2 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows:

	2011	2010	2009
Service cost	$84	$81	$76
Interest cost	183	165	169
Recognized losses	—	(12)	(33)

Net periodic benefit cost	$267	$234	$212

The assumptions used to determine the net periodic benefit cost were as follows:

	2011	2010	2009
Weighted-average discount rate	4.75%	5.0%	5.25%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The Linotype Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,562	$3,451
Service cost	84	81
Interest cost	183	165
Actuarial loss	150	162
Benefits paid	(83)	(77)
Foreign currency exchange rate changes	(138)	(220)

Projected benefit obligation at end of year	$3,758	$3,562

Accumulated benefit obligation	$3,655	$3,461

Funding status at end of year	$(3,758)	$(3,562)

Net Amounts Recognized in the Financial Statements:
Current liability	$83	$81
Unrecognized actuarial gain reported within accrued pension benefits and accumulated other comprehensive loss	3,675	3,481

Net accrued pension liability recognized	3,758	3,562
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	170	310
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	—	—

Linotype also provides cash awards to its employees based on length of service. At December 31, 2011 and 2010, the balance accrued for such benefits totaled $87 thousand and $84 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2011	2010
Weighted-average discount rate	4.75%	5.0%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	2.0%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2011. The measurement dates are December 31, 2011 for 2011 and December 31, 2010 for 2010.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2012	$83
2013	97
2014	117
2015	138
2016	160
2017-2021	1,007

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2011	2010	2009
U.S.	$22,561	$19,546	$11,783
Foreign	12,059	7,434	9,194

Total income before income tax provision	$34,620	$26,980	$20,977

The components of the income tax provision are as follows (in thousands):

	December 31,
	2011	2010	2009
Current
U.S. Federal	$6,251	$4,318	$1,524
State and local	445	(80)	408
Foreign jurisdictions	3,621	2,902	3,712

	10,317	7,140	5,644
Deferred
U.S. Federal	1,491	2,266	2,599
State and local	(35)	(146)	(40)
Foreign jurisdictions	178	(640)	(628)

	1,634	1,480	1,931

Total provision	$11,951	$8,620	$7,575

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2011		2010		2009
Provision for income taxes at statutory rate	$12,117	35.0%	$9,443	35.0%	$7,342	35.0%
State and local income taxes, net of federal tax benefit	343	1.0%	283	1.1%	373	1.7%
Foreign rate differential	(171)	(0.5)%	(73)	(0.3)%	(363)	(1.7)%
Effect of rate changes on deferred taxes	(76)	(0.2)%	(156)	(0.6)%	(134)	(0.6)%
Stock compensation	68	0.2%	194	0.7%	415	2.0%
Research credits	(212)	(0.6)%	(258)	(1.0)%	(98)	(0.5)%
(Reversal of) increase to reserve for income taxes	(111)	(0.4)%	(660)	(2.4)%	119	0.6%
Other, net	(7)	(0.0)%	(153)	(0.6)%	(79)	(0.4)%

Reported income tax provision	$11,951	34.5%	$8,620	31.9%	$7,575	36.1%

For the year ended December 31, 2011, our effective tax rate was 34.5%. The income tax benefit received from the reversal of reserve for income taxes was lower in 2011, as compared to 2010, which resulted in a higher effective tax rate. A reduction of non-deductible equity compensation also contributed to a higher 2011 effective tax rate.

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

The provision for income taxes includes $1.4 million, $0.6 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, that was credited directly to stockholders’ equity, rather than to provision for income taxes for the exercise of non-qualified stock options by employees. In addition, the 2011, 2010 and 2009 provision does not include a benefit of $0.5 million and $0.8 million, and a provision of $0.4 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Compensation related deductions	$5,412	$4,117
Tax credit carryforwards	4,326	3,696
Accrued expenses	390	410

Subtotal deferred tax assets	10,128	8,223
Valuation allowance	(2,169)	(2,397)

Total deferred income tax assets	$7,959	$5,826

Deferred tax liabilities:
Intangible assets	$3,708	$3,853
Goodwill	21,649	18,380
Unrealized gains	394	1,057
Unremitted earnings of foreign subsidiaries	1,109	824
Other	807	375

Total deferred tax liabilities	$27,667	$24,489

Net deferred tax liabilities	$19,708	$18,663

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—short-term	$506	$350
Net deferred income tax assets—long-term (1)	396	330
Net deferred income tax liabilities—short-term (2)	(14)	(15)
Net deferred income tax liabilities—long-term	(20,596)	(19,328)

Net deferred income tax liabilities	$(19,708)	$(18,663)

(1)	Included in other assets in the accompanying consolidated balance sheet.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2011 and 2010.

A valuation allowance has been established for potential U.S. foreign tax credits that may be generated by Linotype’s deferred tax liability related to temporary differences. As of December 31, 2011 the valuation allowance against these credits was $2.2 million. Linotype is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related taxes are paid or accrued, we have established a partial valuation allowance against these credits.

In accordance with ASC Topic No. 740, the Company has classified approximately $1.2 million to its reserve for uncertain tax positions at December 31, 2011.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2011 and 2010 (in thousands):

December 31, 2009	$1,484
Increase related to positions taken in prior years	3
Decrease related to positions taken in prior years	(733)
Decrease related to settlements	(97)
Increases related to positions taken in the current year	131

December 31, 2010	$788
Decrease related to positions taken in prior years	(35)
Increase related to positions taken in prior years	4
Increases related to positions taken in the current year	152

December 31, 2011	$909

Of this amount of unrecognized tax benefits, approximately $0.9 million, $0.8 million and $1.3 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2011, 2010 and 2009, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2011, the Company has accrued approximately $0.3 million related to interest and penalties. The current year tax provision includes a net benefit related to interest of $25 thousand, net of federal benefit. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

During 2010, the Company settled an audit of its 2005-2008 Massachusetts state income tax returns. As a result of this audit, the Company was able to reverse certain reserves related to research and development credits established in prior years. In addition, the Company reversed reserves related to the expiration of the federal statute of limitations for the 2006 tax year. There were no similar items in 2011.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2011, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2008 through 2011. The Company and its subsidiaries state income tax returns are subject to audit for the years 2007 through 2011.

12. Accumulated other comprehensive income (loss)

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	ASC 715-30 Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$2,001	$342	$2,343
Current year change, net of tax of ($770) and ($56) for foreign currency translation and unrecognized actuarial loss, respectively	(1,288)	(130)	(1,418)

Balance at December 31, 2010	$713	$212	$925
Current year change, net of tax of ($493) and ($40) for foreign currency translation and unrecognized actuarial loss, respectively	(850)	(98)	(948)

Balance at December 31, 2011	$(137)	$114	$(23)

13. Net income per share

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

For all periods presented the treasury stock method was used in the computation as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income, as reported	$22,669	$18,360	$13,402
Less: net income attributable to participating securities	(367)	(123)	(87)

Net income available to common shareholders—basic and diluted	$22,302	$18,237	$13,315

Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,939,104	34,997,473	34,589,410
Less: weighted-average shares of unvested restricted common stock outstanding	(581,474)	(234,554)	(223,866)

Weighted-average number of common shares used in computing basic net income per common share	35,357,630	34,762,919	34,365,544

Net income per share applicable to common shareholders—basic	$0.63	$0.52	$0.39

Diluted:
Weighted-average shares of common stock outstanding	35,939,104	34,997,473	34,589,410
Less: weighted-average shares of unvested restricted common stock outstanding	(581,474)	(234,554)	(223,866)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,326,873	1,178,593	813,106
Weighted-average number of shares of restricted common stock outstanding, based on the treasury stock method	132,876	48,783	109,476

Weighted-average number of common shares used in computing diluted net income per common share	36,817,379	35,990,295	35,288,126

Net income per share applicable to common shareholders—diluted	$0.61	$0.51	$0.38

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Options	1,479,608	1,588,446	1,684,175

14. Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan (the “2004 Award Plan”). The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2010, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the years ended December 31, 2011, 2010 and 2009, we did not repurchase any shares of unvested restricted stock pursuant to the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. On March 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2007 Stock Option and Incentive Plan (“2007 Award Plan”), which was subsequently approved by stockholders on May 13, 2011. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. A total of 6,383,560 shares of common stock have been authorized for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 2,000,000 shares from 4,383,560 in May 2011 in connection with the shareholders approval of the amended and restated 2007 award plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2011, 3,618,646 options and 493,178 restricted stock awards have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2011 and 2009, we repurchased 3,011 and 9,322 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan. In the year ended December 31, 2010, we did not repurchase any shares of our common stock in accordance with the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan (“2010 Inducement Plan”) in connection with our acquisition of Ascender. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the Nasdaq Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the plan. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010

Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2011, 183,217 options and 53,763 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock in accordance with the 2010 Inducement Plan in the years ended December 31, 2011 or 2010.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Marketing and selling	$2,966	$2,042	$1,818
Research and development	1,612	1,154	1,186
General and administrative	2,396	2,254	2,182

Total share based compensation	$6,974	$5,450	$5,186

As of December 31, 2011, the Company had $11.7 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 1.8 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2010	4,398,475	$7.58
Granted	597,241	$13.18
Exercised	(667,684)	$4.99
Expired	(23,937)	$14.67
Forfeited	(32,689)	$9.03

Outstanding at December 31, 2011	4,271,406	$8.71	$29,378	6.7

Exercisable at December 31, 2011	2,840,771	$8.02	$21,515	5.8

Vested and expected to vest at December 31, 2011 (2)	4,165,105	$8.66	$28,862

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2011.

(2)	Represents the number of vested options as of December 31, 2011, plus the number of unvested options at December 31, 2011 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2011, 2010 and 2009 was $6.0 million, $2.2 million and $0.5 million, respectively. The fair value of shares vested during 2011, 2010 and 2009 was $2.5 million, $1.3 million and $1.0 million, respectively.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested shares outstanding at December 31, 2010	504,631	$10.58
Granted	186,379	$13.31
Vested	(177,213)	$10.36
Forfeited	(3,011)	$9.26

Unvested shares outstanding at December 31, 2011	510,786	$11.67

15. Restructuring

On November 10, 2008 we implemented a restructuring plan. Under the plan, we reduced headcount in certain areas of the Company and redeployed certain other employees within the Company in order to focus on key initiatives across the business. This restructuring plan was completed in April 2009, other than the payment of deferred termination benefits to certain terminated employees. The Company recorded charges totaling $0.7 million associated with this plan. A second restructuring plan was implemented on October 21, 2009, which included certain actions that were taken during the three months ended September 30, 2009 in advance of finalizing the plan. Under the restructuring plan, the Company reduced headcount in an effort to improve operational efficiencies, primarily within the Creative Professional area of our business, and consolidate certain functions of our European operations within our United Kingdom office. The plan provided for the elimination of 15 positions worldwide. The Company recorded charges totaling approximately $0.9 million for severance and termination benefits associated with this plan. In the years ended December 31, 2010 and 2009, we recorded $0.2 million and $0.7 million of restructuring costs for severance and termination benefits for both plans, which is included in our operating expenses. The restructuring plan was completed in the first quarter of 2010, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the impact of the restructuring actions on our consolidated statements of income (in thousands):

	2010	2009
Marketing and selling	$2	$437
Research and development	51	52
General and administrative	166	175

Total restructuring	$219	$664

Restructuring charges incurred to date relate to severance and termination benefits.

The following presents the restructuring provision (in thousands):

Personnel related
Provision at December 31, 2008	$635
Charges during 2009	664
Cash payments during 2009	(911)
Foreign currency exchange rate changes	(12)

Provision at December 31, 2009	$376
Charges during 2010	219
Cash payments during 2010	(530)
Foreign currency exchange rate changes	(30)

Provision at December 31, 2010	$35
Charges during 2011	—
Cash payments during 2011	—
Foreign currency exchange rate changes	(1)

Provision at December 31, 2011	$34

Future cash expenditures related to the restructuring are expected to be approximately $21 thousand, net of tax savings.

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

	Year Ended December 31,
	2011	2010	2009
OEM	$91,656	$80,000	$68,967
Creative Professional	31,556	26,659	25,038

Total	$123,212	$106,659	$94,005

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

	Year Ended December 31,
	2011		2010		2009
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$56,728	46.1%	$39,671	37.2%	$31,634	33.6%
Asia	44,127	35.8	44,935	42.1	36,246	38.6
United Kingdom	5,322	4.3	4,727	4.5	10,418	11.1
Germany	17,035	13.8	17,326	16.2	15,707	16.7

Total	$123,212	100.0%	$106,659	100.0%	$94,005	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2011	2010
Long-lived assets:
United States	$157,598	$164,213
Asia	3,302	3,402
United Kingdom	82	31
Germany	53,893	56,536

Total	$214,875	$224,182

17. Commitments and Contingencies

On November 10, 2011, we entered into a definitive agreement with Bitstream to acquire Bitstream’s font business in an all cash merger valued at $50 million, subject to adjustments based on the net asset value of Bitstream. The transaction has been approved by the boards of directors for both companies. We anticipate financing the deal through a combination of cash balances and our secured revolving credit facility. On January 30, 2012 we received a voluntary request for information from the United States Department of Justice (the “DOJ”) regarding the pending transaction. The DOJ also informed Monotype Imaging that it will likely issue a Civil Investigative Demand (“CID”) to Monotype Imaging pursuant to the Antitrust Civil Process Act of 1976. We expect the transaction to close following the resolution of the DOJ inquiry, as well as the satisfaction of customary closing conditions, the approval of the transaction by Bitstream’s shareholders, and the spinoff by Bitstream of its mobile browsing and variable data publishing businesses.

Operating Leases

We conduct operations in facilities under operating leases expiring through 2016. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, Massachusetts, Germany and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2011, are approximately as follows (in thousands):

Years ending December 31:
2012	$1,736
2013	1,611
2014	1,594
2015	856
2016	497
Thereafter	450

Total	$6,744

We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $1.8 million, $2.0 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

License Agreements

We license certain font related technology from a third party for development and resale purposes. The license agreement provides for minimum annual payments, as of December 31, 2011, as follows (in thousands):

Years ending December 31:
2012	$100
2013	100
2014	100
2015	—
2016	—
Thereafter	—

Total	$300

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2011 and 2010.

18. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$31,722	$30,695	$31,066	$29,729	$29,405	$28,358	$24,435	$24,461
Gross profit	28,261	27,394	27,307	26,926	26,601	25,664	21,657	21,772
Net income	5,639	5,992	5,598	5,440	6,131	5,923	3,044	3,262
Net income available to common shareholders—basic	5,550	5,891	5,502	5,359	6,083	5,886	3,022	3,245
Net income available to common shareholders— diluted	5,550	5,891	5,502	5,362	6,083	5,886	3,022	3,245
Income per common share:
Basic	$0.16	$0.17	$0.16	$0.15	$0.17	$0.17	$0.09	$0.09
Diluted	$0.15	$0.16	$0.15	$0.15	$0.17	$0.16	$0.08	$0.09

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holding Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Monotype Imaging Holding Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 1, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2012 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (12)

4.1	Specimen Stock Certificate (18)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008 (8)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	Amended and Restated 2007 Stock Option and Incentive Plan (19)

10.6	Form of Non-Qualified Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan (21)

10.7	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan (21)

10.8	Form of Restricted Stock Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan (21)

10.9	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

Exhibit Number	Description

10.10	2010 Inducement Stock Plan (16)

10.11	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan (18)

10.12	Form of Restricted Stock Agreement under the 2010 Inducement Plan (18)

10.13	Service agreement by and between Monotype Imaging Inc. and Frank Wildenberg, dated as of January 24, 2007 (3)

10.14	Employment agreement by and between Monotype Imaging Inc. and Scott E. Landers, dated as of July 14, 2008 (10)

10.15	Employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of December 19, 2008 (13)

10.16	Employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of December 19, 2008 (13)

10.17	Employment agreement by and between David L. McCarthy and Monotype Imaging Inc., effective as of December 19, 2008 (13)

10.18	Employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of December 19, 2008 (13)

10.19	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.20	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.21	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 (7)

10.22	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009 (15)

10.23	Lease, dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (1)

10.24	First Amendment to Lease dated as of April 6, 2006, between 6610, LLC and Monotype Imaging, Inc. (7)

10.25	Lease, dated as of February 18, 2008, between 6610, LLC and Monotype Imaging, Inc. (7)

10.26	Lease, dated as of May 19, 2011, between Westview Properties, LLC and Monotype Imaging Inc. *

10.27	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH (9)

10.28	Lease, dated May 31, 2011, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH *

10.29	Lease between Bytec Group Limited and Monotype Imaging Limited, dated as of June 3, 2008 (11)

10.30	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.31	Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated as of July 13, 2011. (20)

Exhibit Number	Description

10.32	General Continuing Guaranty by and among the Guarantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (20)

10.33	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (20)

10.34	Equity Award Grant Policy, as amended (14)

10.35	2011 Executive Incentive Compensation Program (17)

10.36	2012 Executive Incentive Compensation Program (23)

10.37	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.38	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.39	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.40	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation (22)

10.41	Form of Voting Agreement, dated as of November 10, 2011 (22)

14.1	Code of Business Conduct and Ethics (6)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 27, 2008.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 2, 2008.

(9)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on May 23, 2008.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2008.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 12, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2008.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 5, 2010.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171036), filed with the SEC on December 8, 2010.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2011.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, filed on March 3, 2011.

(19)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 11, 2011.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2011.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 2, 2011.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 10, 2011.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012.

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 1, 2012

/s/ SCOTT E. LANDERS Scott E. Landers	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	March 1, 2012

/s/ ROBERT M. GIVENS Robert M. Givens	Chairman of the Board of Directors	March 1, 2012

/s/ A. BRUCE JOHNSTON A. Bruce Johnston	Director	March 1, 2012

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	March 1, 2012

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	March 1, 2012

/s/ PETER J. SIMONE Peter J. Simone	Director	March 1, 2012

/s/ ROBERT L. LENTZ Robert L. Lentz	Director	March 1, 2012

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011	$92	$46	$(47)	$91
Year ended December 31, 2010	82	44	(34)	92
Year ended December 31, 2009	236	(106)	(48)	82