Form 10-Q
period 2012-03-31
Monotype Imaging Holdings Inc.
filed 2012-05-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2012 was 36,567,583.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2012	December 31, 2011

Assets

Current assets:
Cash and cash equivalents	$28,077	$53,850
Restricted cash	2,613	—
Accounts receivable, net of allowance for doubtful accounts of $117 at March 31, 2012 and $91 at December 31, 2011	6,631	6,588
Income tax refunds receivable	—	733
Deferred income taxes	2,378	506
Prepaid expenses and other current assets	3,460	3,228

Total current assets	43,159	64,905
Property and equipment, net	2,420	2,404
Goodwill	173,481	140,807
Intangible assets, net	91,978	71,664
Deferred income taxes	3,721	396
Other assets	4,364	3,646

Total assets	$319,123	$283,822

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$524	$1,123
Accrued expenses and other current liabilities	13,649	12,235
Accrued income taxes	1,554	1,280
Deferred revenue	8,505	7,742
Current portion of long-term debt	10,000	10,000

Total current liabilities	34,232	32,380
Long-term debt, less current portion	42,321	27,321
Other long-term liabilities	406	225
Deferred income taxes	29,691	20,596
Reserve for income taxes, net of current portion	1,235	1,174
Accrued pension benefits	3,929	3,765
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 36,638,045 at March 31, 2012 and 36,341,383 at December 31, 2011.	37	36
Additional paid-in capital	170,125	167,448
Treasury stock, at cost, 98,867 shares at March 31, 2012 and 98,527 shares at December 31, 2011	(86)	(86)
Retained earnings	36,706	30,986
Accumulated other comprehensive income	527	(23)

Total stockholders’ equity	207,309	198,361

Total liabilities and stockholders’ equity	$319,123	$283,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$34,349	$29,729
Cost of revenue	3,658	2,026
Cost of revenue—amortization of acquired technology	795	777

Total cost of revenue	4,453	2,803

Gross profit	29,896	26,926
Operating expenses:
Marketing and selling	9,271	7,798
Research and development	4,344	4,127
General and administrative	4,927	4,193
Amortization of other intangible assets	1,221	1,291

Total operating expenses	19,763	17,409

Income from operations	10,133	9,517
Other (income) expense:
Interest expense	451	916
Interest income	(7)	(37)
Loss (gain) on foreign exchange	267	(396)
Loss on derivatives	126	672
Other	(11)	—

Total other expense	826	1,155

Income before provision for income taxes	9,307	8,362
Provision for income taxes	3,587	2,922

Net income	$5,720	$5,440

Net income available to common stockholders—basic	$5,633	$5,359

Net income available to common stockholders—diluted	$5,636	$5,362

Net income per common share:
Basic	$0.16	$0.15
Diluted	$0.15	$0.15
Weighted average number of shares:
Basic	36,282,428	35,041,895
Diluted	37,607,047	36,402,836

MONOTYPE IMAGING HOLDINGS INC.

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$5,720	$5,440
Other comprehensive income, net of tax:
Foreign currency translation adjustments	550	1,510

Comprehensive income	$6,270	$6,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$5,720	$5,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,333	2,304
Amortization of deferred financing costs	76	172
Share based compensation	1,923	1,569
Excess tax benefit on stock options	(352)	(419)
Provision for doubtful accounts	26	5
Deferred income taxes	116	242
Unrealized currency gain on foreign denominated intercompany transactions	(258)	(376)
Unrealized loss on derivatives	234	629
Changes in operating assets and liabilities:
Accounts receivable	360	871
Prepaid expenses and other assets	(407)	154
Accounts payable	(609)	27
Accrued income taxes	1,136	425
Accrued expenses and other liabilities	(2,939)	(3,624)
Deferred revenue	670	(379)

Net cash provided by operating activities	8,029	7,040

Cash flows from investing activities
Purchases of property and equipment	(296)	(307)
Purchase of exclusive license and other intangible assets	(150)	—
Acquisition of business, net of cash acquired	(46,536)	—
Increase in restricted cash for acquisition of business	(2,613)	—

Net cash used in investing activities	(49,595)	(307)

Cash flows from financing activities
Payments on long-term debt	(10,000)	(1,605)
Proceeds from issuance of long-term debt	25,000	—
Excess tax benefit on stock options	352	419
Proceeds from exercises of common stock options	403	558

Net cash provided by (used in) financing activities	15,755	(628)
Effect of exchange rates on cash and cash equivalents	38	9

(Decrease) increase in cash and cash equivalents	(25,773)	6,114
Cash and cash equivalents at beginning of period	53,850	42,786

Cash and cash equivalents at end of period	$28,077	$48,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital content. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., International Typeface Corporation and Bitstream Inc. (“Bitstream”), and five foreign subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Bitstream India Pvt. Ltd., Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 as reported in the Company’s annual report on Form 10-K.

3. Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. We have adopted the new standard effective January 1, 2012, which has impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

4. Acquisition

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for approximately $49.6 million. The Company used approximately $22.0 million in cash and borrowed $25.0 million from its revolving Credit Facility. We have recorded $2.6 million in restricted cash at March 31, 2012, which represents the portion of the purchase price for Bitstream’s shareholders who have not yet tendered their shares. We expect disbursement of substantially all of these funds within the next three to six months. The Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011 is by and among the Company, Bitstream and Birch Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”). In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, on March 14, 2012 Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity.

Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. Included in the acquisition is the MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and Bitstream Panorama™ font rendering and layout technologies, a range of fonts for embedded and mobile environments, and 10 patents. Thirteen employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations have joined the Company in connection with the acquisition.

The results of operations of Bitstream have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Estimated Fair Value At Acquisition Date (in thousands)
Cash, accounts receivable and other assets	$969
Deferred tax asset, short term	1,830
Goodwill	31,573
Intangible assets	21,900
Deferred tax asset, long term	3,721
Accrued expenses and deferred revenue	(2,461)
Deferred tax liability, long term	(7,960)

Total purchase price	$49,572

The estimated fair value of intangible assets acquired were preliminarily recorded as follows:

	Estimated Fair Value At Acquisition Date (in thousands)	Estimated Useful Life (In Years)
Customer relationships	7,410	10-15
Technology	9,230	7-10
Trademarks	5,260	Indefinite

Total intangible assets	$21,900

The amounts presented in both of the tables above are preliminary and are subject to change until the acquisition accounting is finalized. The goodwill reflects the value of the assembled workforce and the synergies we expect to realize from the Bitstream acquisition. Since we purchased the Bitstream legal entity, the goodwill and amortization of intangible assets are not deductible for tax purposes. The deferred tax assets acquired are primarily from Bitstream’s net operating loss carryforwards, which we expect to utilize going forward. The acquired finite-lived intangible assets will be amortized over their respective useful lives, on a straight-line basis.

5. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $30.0 million and matures on July 30, 2012. The total fair value of this financial instrument at March 31, 2012 and December 31, 2011 was a liability of $0.1 million and $0.2 million, respectively. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The fair value of interest rate swap is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred net gains of $0.1 million and $0.6 million in the first quarter of 2012 and 2011, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. The total fair value of the currency swap at March 31, 2012 and December 31, 2011 was an asset of approximately $0.6 million and $0.9 million, respectively. The fair value of the currency swap is included in prepaid expenses and other current assets in our accompanying condensed consolidated balance sheets.

The following table presents the losses on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest rate swaps	$21	$46
Currency swap	105	626

Total	$126	$672

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at either March 31, 2012 or December 31, 2011.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$500	$500	$—	$—
Cash equivalents—commercial paper	8,047	—	8,047	—
Cash equivalents—corporate bonds	3,141	—	3,141	—
Cash equivalents—municipal bonds	1,750	—	1,750	—
Derivatives—currency swap, current	594	—	594	—

Total assets	$14,032	$500	$13,532	$—

Liabilities:
Derivatives—interest rate swap, current	$147	$—	$147	$—

Total liabilities	$147	$—	$147	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2012 the fair value of our long-term debt approximated its carrying value of $52.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets.

7. Intangible Assets and Goodwill

Intangible assets as of March 31, 2012 and December 31, 2011 were as follows (dollar amounts in thousands):

		March 31, 2012			December 31, 2011
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$56,785	$(32,321)	$24,464	$49,222	$(31,080)	$18,142
Acquired technology	7-15	50,839	(21,854)	28,985	39,742	(21,038)	18,704
Non-compete agreements	3-6	12,030	(11,676)	354	11,995	(11,605)	390
Trademarks		33,775	—	33,775	30,028	—	30,028
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$157,829	$(65,851)	$91,978	$135,387	$(63,723)	$71,664

The goodwill balance at March 31, 2012, of $173.5 million, includes $31.6 million of goodwill associated with our acquisition of Bitstream. Goodwill also increased $1.1 million in the first quarter of 2012 due to foreign currency exchange rate changes. Our intangible assets in total increased $21.9 million as a result of the Bitstream acquisition. Note 4 provides the details of the increase by category.

8. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year, $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At March 31, 2012 our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At March 31, 2012, our blended interest rate was 2.9%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of March 31, 2012.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at March 31, 2012, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$21	$21
Interest cost	45	46

Net periodic benefit cost	$66	$67

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2012		2011
Provision for income taxes at statutory rate	$3,257	35.0%	$2,927	35.0%
State and local income taxes, net of federal tax benefit	128	1.4%	102	1.2%
Stock compensation	62	0.6%	63	0.8%
Research credits	—	—	(71)	(0.9)%
Disqualifying dispositions on incentive stock options	(33)	(0.3)%	(36)	(0.4)%
Effect of rate changes on deferred taxes	128	1.4%	9	0.1%
Other, net	45	0.4%	(72)	(0.9)%

Reported income tax provision	$3,587	38.5%	$2,922	34.9%

As of March 31, 2012, the reserve for uncertain tax positions was approximately $1.2 million.

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

For the periods presented the two-class method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011

Numerator:
Net income, as reported	$5,720	$5,440
Less: net income attributable to participating securities	(87)	(81)

Net income available to common shareholders—basic	$5,633	$5,359

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,839,767	35,575,610
Less: weighted-average shares of unvested restricted common stock outstanding	(557,339)	(533,715)

Weighted-average number of common shares used in computing basic net income per common share	36,282,428	35,041,895

Net income per share applicable to common shareholders—basic	$0.16	$0.15

	Three Months Ended March 31,
	2012	2011

Numerator:
Net income available to common shareholders—basic	$5,633	$5,359
Add-back: undistributed earnings allocated to unvested shareholders	87	81
Less: undistributed earnings reallocated to unvested shareholders	(84)	(78)

Net income available to common shareholders—diluted	$5,636	$5,362

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	36,839,767	35,575,610
Less: weighted-average shares of unvested restricted common stock outstanding	(557,339)	(533,715)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,324,619	1,360,941

Weighted-average number of common shares used in computing diluted net income per common share	37,607,047	36,402,836

Net income per share applicable to common shareholders—diluted	$0.15	$0.15

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Options	1,575,517	1,077,792
Unvested restricted stock	2,063	41,045

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

	Three Months Ended March 31,
	2012	2011
Marketing and selling	$831	$667
Research and development	441	364
General and administrative	651	538

Total share based compensation	$1,923	$1,569

As of March 31, 2012, the Company had $16.1 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.5 years.

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

	Three Months Ended March 31,
	2012	2011
OEM	$24,644	$21,898
Creative Professional	9,705	7,831

Total	$34,349	$29,729

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

	Three Months Ended March 31,
	2012		2011
	Sales	% of Total	Sales	% of Total
United States	$16,667	48.5%	$13,291	44.7%
Asia	10,716	31.2	10,818	36.4
United Kingdom	1,478	4.3	1,120	3.8
Germany	5,488	16.0	4,500	15.1

Total	$34,349	100.0%	$29,729	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2012	December 31, 2011
Long-lived assets:
United States	$209,398	$157,598
Asia	3,310	3,302
United Kingdom	73	82
Germany	55,098	53,893

Total	$267,879	$214,875

Included in the United States total above is $53.5 million of acquired goodwill and intangible assets of Bitstream.

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2012 and December 31, 2011.

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

Overview

We are a leading global provider of text imaging solutions. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 15,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com, which attracted more than 40 million visits in 2011 from over 200 countries and territories, direct and indirect sales and custom font design services. With our acquisition of Bitstream described below, we have added the myfonts.com e-commerce website.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all–cash merger for approximately $49.6 million and pursuant to the Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011. The Company used approximately $24.6 million in cash, of which approximately $2.6 million was recorded as restricted cash at March 31, 2012, and borrowed $25.0 million from its revolving credit facility. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., following the acquisition became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. Included in the acquisition is the popular MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and Bitstream Panorama™ font rendering and layout technologies, a range of fonts for embedded and mobile environments, and 10 patents. Thirteen employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations have joined the Company in connection with the acquisition, which provides us with an expanded global presence. We expect that the acquisition will strengthen our products and services, while providing customers with improved choice and flexibility.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$16,667	48.5%	$13,291	44.7%
Asia	10,716	31.2	10,818	36.4
United Kingdom	1,478	4.3	1,120	3.8
Germany	5,488	16.0	4,500	15.1

Total	$34,349	100.0%	$29,729	100.0%

For the three months ended March 31, 2012 and 2011, sales by our subsidiaries located outside North America comprised 51.5% and 55.3%, respectively, of our total revenue. The decrease in foreign revenue, as a percentage of total revenue, is mainly a function of increased U.S. revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of the use of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2012 and 2011, our top ten licensees by revenue accounted for approximately 46.0% and 46.0% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2012 or 2011, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements, we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our text imaging solutions. Though significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting may be used.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Contract accounting is used where services are deemed essential to the software.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees that we pay to third parties are typically based on a percentage of our OEM and Creative Professional revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period-to-period depending on the level of custom design revenue recorded. We expect cost of revenue to increase in the future as a result of our acquisition of Bitstream. Bitstream historically has a higher cost of revenue since OEM revenue comprises a smaller percentage of its total revenue. In addition, Bitstream’s web business sells a higher proportion of third party fonts, which carry a higher cost of revenue.

Cost of revenue also includes amortization of acquired technology, which we amortize over 7 to 15 years. For purposes of amortizing acquired technology we estimate the remaining useful life of the technology based upon various considerations, including our knowledge of the technology and the way our customers use it. We use the straight-line method to amortize our acquired technology. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our Creative Professional business, the cost of our custom design service revenue is substantially higher than the cost of our other revenue. As a result, our gross profit varies from period-to-period depending on the mix between, and within, OEM and Creative Professional revenue. As a result of our acquisition of Bitstream, we expect our gross profit percentage to be lower in the future. Bitstream historically has a lower gross profit as a result of the aforementioned factors.

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

There has been no material change in our critical accounting policies since December 31, 2011. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations for the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2012	2011

Revenue:
OEM	71.7%	73.7%
Creative Professional	28.3	26.3

Total revenue	100.0	100.0
Cost of revenue	10.7	6.8
Cost of revenue—amortization of acquired technology	2.3	2.6

Total cost of revenue	13.0	9.4

Gross profit	87.0	90.6
Marketing and selling	27.0	26.3
Research and development	12.6	13.9
General and administrative	14.3	14.1
Amortization of other intangible assets	3.6	4.3

Total operating expenses	57.5	58.6

Income from operations	29.5	32.0
Interest expense, net	1.3	2.9
Loss (gain) on foreign exchange	0.8	(1.3)
Loss on derivatives	0.4	2.3

Total other expenses	2.5	3.9
Income before provision for income taxes	27.0	28.1
Provision for income taxes	10.3	9.8

Net income	16.7%	18.3%

The following discussion compares the three months ended March 31, 2012 with the three months ended March 31, 2011.

Sales by Market

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets CE device manufacturers and independent software vendors, together OEM and Creative Professional, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended March 31,
	2012	2011	Increase
OEM	$24,644	$21,898	$2,746
Creative Professional	9,705	7,831	1,874

Total revenue	$34,349	$29,729	$4,620

Revenue

Revenue was $34.3 million and $29.7 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $4.6 million, or 15.5%.

OEM revenue increased $2.7 million, or 12.5%, to $24.6 million for the three months ended March 31, 2012, as compared to $21.9 million for the three months ended March 31, 2011. The increase was mainly due to an increase in our display imaging revenue resulting from increased volume of unit shipments of products by our customers that embed our fonts and technology solutions, increased license revenue from existing customers and project-related revenue.

Creative professional revenue was $9.7 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $1.9 million or 23.9%. Non-web revenue, which includes direct, indirect and custom revenue, increased $1.0 million in the first quarter of 2012, as compared to the same period in 2011, primarily the result of increased custom revenue and newer product offerings. Web revenue increased $0.9 million in the first quarter of 2012, as compared to the same period in 2011, the majority of which was due to the acquisition of Bitstream, coupled with increased sales of our web font services.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $3.7 million and $2.0 million in the three months ended March 31, 2012 and 2011, respectively. Cost of revenue, excluding amortization of acquired technology, was 10.7% and 6.8% of total revenue in the three months ended March 31, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix. In the three months ended March 31, 2012, a higher percentage of our revenue was derived from lower margin project-related OEM and Creative Professional custom revenue which carries a higher associated cost, than in the same period in 2011.

The portion of cost of revenue consisting of amortization of acquired technology remained unchanged at $0.8 million for the three months ended March 31, 2012 and 2011.

Gross profit was 87.0% and 90.6% in the three months ended March 31, 2012 and 2011, respectively. Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. OEM revenue, which typically has a lower associated cost than our Creative Professional revenue, represented 71.7% of total revenue in the three months ended March 31, 2012. In the three months ended March 31, 2011, OEM revenue represented 73.7% of total revenue. In the first quarter of 2012, a higher percentage of our revenue was derived from project-related OEM and Creative Professional custom revenue which carries a higher associated cost, as compared to the same period in 2011.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $1.5 million, or 18.9%, to $9.3 million in the three months ended March 31, 2012, as compared to $7.8 million in the three months ended March 31, 2011. Personnel costs increased $0.7 million in the three months ended March 31, 2012, as compared to the same period in 2011, mainly the result of annual salary increases, increased commissions due to higher sales volume and share based compensation expenses. Other expenses increased $0.8 million, consisting predominantly of outside services expense and travel and entertainment expense increases in the three months ended March 31, 2012, as compared to the same period in 2011. These increases were mainly the result of outsourced website design work and an increase in sales activity.

Research and Development. Research and development expense was $4.3 million in the three months ended March 31, 2012, as compared to $4.1 million for the three months ended March 31, 2011, an increase of $0.2 million, or 5.3%, mainly due to increases in personnel expenses, including annual pay increases and increased share based compensation expense.

General and Administrative. General and administrative expense increased $0.7 million or 17.5%, to $4.9 million for the three months ended March 31, 2012, as compared to $4.2 million for the three months ended March 31, 2011. Legal expenses increased $0.5 million in the first quarter of 2012, as compared to the same period in 2011, a result of our Bitstream acquisition and the timing of intellectual property registration actions. Personnel expenses increased $0.2 million, the result of increased share based compensation expense and annual pay increases in the three months ended March 31, 2012, as compared to the same period in 2011.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.2 million for the three months ended March 31, 2012, as compared to $1.3 million for the three months ended March 31, 2011.

Interest Expense, Net

Interest expense, net of interest income was $0.4 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively, the result of lower total debt outstanding. Total debt outstanding at March 31, 2012 was $52.3 million, as compared to $64.4 million at March 31, 2011. The balance at March 31, 2012 includes a $25.0 million draw on our Credit Facility in March in connection with our acquisition of Bitstream on March 19, 2012.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $0.3 million and a gain of $0.4 million in the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.7 million, primarily due to our intercompany note. In the three months ended March 31, 2012, we recorded a gain on our foreign denominated intercompany note of $0.1 million, as compared to a gain of $0.6 million in the same period in 2011. The foreign exchange loss or gain on the intercompany note is impacted by changes in value of the Euro relative to the U.S. dollar as well as the outstanding balance of the note which was $4.0 million at March 31, 2012 as compared to $9.9 million at March 31, 2011. The note matures at the end of 2012.

Loss on Derivatives

Loss on derivatives was $0.1 million and $0.7 million in the three months ended March 31, 2012 and 2011, respectively, a decrease of approximately $0.6 million, primarily due to our currency swap instrument. In the three months ended March 31, 2011, we recorded a loss of $0.6 million on our currency swap. By contrast, in the three months ended March 31, 2012, we recorded a loss on our currency swap of $0.1 million. The currency swap matures in December 2012.

Provision for Income Taxes

For the three months ended March 31, 2012 and 2011, our effective tax rate was 38.5% and 34.9%, respectively. For the three months ended March 31, 2012, the effective tax rate includes 1.4% due to nondeductible transaction costs associated with our acquisition of Bitstream. There was no similar item in the same period in 2011. The effective rate increased 0.4% in the first quarter of 2012, as compared to a credit of 0.8% in the same period in 2011, due to other items; particularly the effect of the increased state tax rate on the deferred tax assets. In addition, the effective tax rate for the first quarter of 2011 included a benefit of 0.9% for federal research and development tax credits. The federal research tax credit expired as of December 31, 2011, and as of March 31, 2012, legislation extending the credit had not been passed. Therefore, the research credit was not available in the first quarter of 2012.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2012 and 2011

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $28.1 million and a $120.0 million revolving credit facility, of which $52.3 million was outstanding at March 31, 2012. On March 19, 2012 we acquired Bitstream for approximately $49.6 million, pursuant to the Merger Agreement. We used approximately $24.6 million in cash, of which approximately $2.6 million was recorded as restricted cash at March 31, 2012, and borrowed $25.0 million from our revolving credit facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$8,029	$7,040
Net cash used in investing activities	(49,595)	(307)
Net cash provided by (used in) financing activities	15,755	(628)
Effect of exchange rates on cash and cash equivalents	38	9

Total (decrease) increase in cash and cash equivalents	$(25,773)	$6,114

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

We generated $8.0 million in cash from operations during the three months ended March 31, 2012. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $9.8 million in cash. Collections on accounts receivable, decreased income tax receivable, increased accrued income taxes and increased deferred revenue generated $2.2 million in cash. Increased prepaid expenses, decreased accounts payable and decreased accrued expenses used $4.0 million in cash, primarily a result of the payment of 2011 accrued variable compensation amounts.

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

Investing Activities

During the three months ended March 31, 2012, we used $49.6 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $46.5 million, net of cash acquired. In addition, we used $2.6 million for restricted cash, representing the portion of the purchase price for which Bitstream’s shareholders have not yet tendered their shares. We used $0.5 million in cash for the purchase of property and equipment, an exclusive license and other intangible assets during the three month ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2011 was $0.3 million, which consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012, was $15.8 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset by a $10.0 million repayment earlier in the quarter. We received cash from exercises of stock options of $0.4 million and excess tax benefit on stock options provided $0.4 million. During the three months ended March 31, 2011, cash used in financing activities was $0.6 million. Payments on long-term debt used $1.6 million in cash, partially offset by $0.6 million in cash received from the exercise of stock options and $0.4 million related to the excess tax benefit on stock options.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of March 31, 2012, the blended interest rate on the Credit Facility was 2.9%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

In addition, the Credit Facility provides that we not exceed a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis.

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of March 31, 2012, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.93:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.24:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$5,720	$5,440
Provision for income taxes	3,587	2,922
Interest expense, net	444	879
Depreciation and amortization	2,333	2,304

EBITDA	$12,084	$11,545
Share based compensation	1,923	1,569
Non-cash add backs	129	31
Restructuring, issuance and cash non-operating costs (2)	(74)	112
Acquisition expenses	453	94

Adjusted EBITDA(1)	$14,515	$13,351

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2012.

Non-GAAP Measures

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ending March 31,
	2012	2011
Income from operations	$10,133	$9,517
Depreciation and amortization	2,333	2,304
Share based compensation	1,923	1,569

Net adjusted EBITDA(1)	$14,389	$13,390

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets and stock-based compensation expenses. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted shares in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ending March 31,
	2012	2011
GAAP earnings per diluted share	$0.15	$0.15
Amortization, net of tax	0.04	0.03
Share-based compensation, net of tax	0.03	0.03

Non-GAAP earnings per diluted share(1)	$0.22	$0.21

(1)

Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. We have adopted the new standard effective January 1, 2012, which has impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $4.0 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2012, one customer individually accounted for 23% of our gross accounts receivable. As of December 31, 2011, one customer individually accounted for 17% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2012 and 2011, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with the prime rate and LIBOR interest rate. At March 31, 2012, the blended rate of interest on our outstanding debt was 2.9%. For each one percent increase in interest rates our interest expense would increase by $0.5 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract has a notional amount of $30.0 million and matures on July 30, 2012. The total fair value of the financial instrument at March 31, 2012 and December 31, 2011 was a liability of approximately $0.1 million and $0.2 million, respectively. In the three months ended March 31, 2012 and 2011, we recognized losses of $21 thousand and $46 thousand, respectively, which have been included in loss on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at either March 31, 2012 or December 31, 2011.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At March 31, 2012, the note balance was approximately $4.0 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.4 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at March 31, 2012 and December 31, 2011 was $0.6 million and $0.9 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized losses of $0.1 million and $0.6 million, respectively, on the currency swap contract which is included in loss on derivatives in the accompanying condensed consolidated statements of income. We do not enter into derivative contracts for speculative purposes and our intent is to hold this contract to maturity. The losses recognized during the first quarter of 2012 and 2011 were predominantly non-cash, and if the contract is held to maturity, then the resulting non-cash loss or gain would be zero over the life of the instrument.

(Gains) and losses on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed statements of income, and were net gains of $0.1 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	—	—	—	—
February 1, 2012 to February 28, 2012	—	—	—	—
March 1, 2012 to March 31, 2012(1)	340	0.00	—	—

Total	340	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: May 1, 2012	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2012	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.