Form 10-Q
period 2012-06-30
Monotype Imaging Holdings Inc.
filed 2012-07-27
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 20, 2012 was 36,691,281.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,918	$53,850
Accounts receivable, net of allowance for doubtful accounts of $99 at June 30, 2012 and $91 at December 31, 2011	6,952	6,588
Income tax refunds receivable	447	733
Deferred income taxes	2,366	506
Prepaid expenses and other current assets	3,515	3,228

Total current assets	46,198	64,905
Property and equipment, net	2,661	2,404
Goodwill	171,510	140,807
Intangible assets, net	88,814	71,664
Deferred income taxes	1,185	396
Other assets	3,461	3,646

Total assets	$313,829	$283,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$602	$1,123
Accrued expenses and other current liabilities	11,674	12,235
Accrued income taxes	2,717	1,280
Deferred revenue	9,703	7,742
Current portion of long-term debt	10,000	10,000

Total current liabilities	34,696	32,380
Long-term debt, less current portion	32,321	27,321
Other long-term liabilities	402	225
Deferred income taxes	25,651	20,596
Reserve for income taxes, net of current portion	1,300	1,174
Accrued pension benefits	3,808	3,765
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 36,756,528 at June 30, 2012 and 36,341,383 at December 31, 2011	37	36
Additional paid-in capital	172,314	167,448
Treasury stock, at cost, 99,200 shares at June 30, 2012 and 98,527 shares at December 31, 2011	(86)	(86)
Retained earnings	44,121	30,986
Accumulated other comprehensive income	(735)	(23)

Total stockholders’ equity	215,651	198,361

Total liabilities and stockholders’ equity	$313,829	$283,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$38,496	$31,066	$72,845	$60,795
Costs and expenses:
Cost of revenue	6,080	2,961	9,738	4,987
Cost of revenue—amortization of acquired technology	1,085	798	1,880	1,575

Total cost of revenue	7,165	3,759	11,618	6,562

Gross profit	31,331	27,307	61,227	54,233
Operating expenses:
Marketing and selling	8,720	8,231	17,991	16,029
Research and development	4,588	3,933	8,932	8,060
General and administrative	4,698	4,144	9,625	8,337
Amortization of other intangible assets	1,431	1,304	2,652	2,595

Total operating expenses	19,437	17,612	39,200	35,021
Income from operations	11,894	9,695	22,027	19,212
Other (income) expense:
Interest expense	553	885	1,004	1,801
Interest income	(9)	(25)	(16)	(62)
Loss (gain) on foreign exchange	10	(85)	277	(481)
(Gain) loss on derivatives	(205)	351	(79)	1,023
Other income, net	(3)	—	(14)	—

Total other expense	346	1,126	1,172	2,281
Income before provision for income taxes	11,548	8,569	20,855	16,931
Provision for income taxes	4,133	2,971	7,720	5,893

Net income	$7,415	$5,598	$13,135	$11,038

Net income available to common stockholders – basic & diluted	$7,286	$5,502	$12,921	$10,861

Net income per common share:
Basic	$0.20	$0.16	$0.36	$0.31
Diluted	$0.19	$0.15	$0.34	$0.30
Weighted average number of shares:
Basic	36,046,725	35,308,941	36,164,567	35,176,156
Diluted	37,423,532	36,772,515	37,589,957	36,638,697

MONOTYPE IMAGING HOLDINGS INC.

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,415	$5,598	$13,135	$11,038
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,262)	681	(712)	2,191

Comprehensive income	$6,153	$6,279	$12,423	$13,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$13,135	$11,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,147	4,667
Amortization of deferred financing costs	152	340
Share based compensation	3,634	3,322
Excess tax benefit on stock options	(421)	(898)
Provision for doubtful accounts	8	71
Deferred income taxes	467	559
Unrealized currency gain on foreign denominated intercompany transactions	(177)	(451)
Unrealized loss on derivatives	208	885
Changes in operating assets and liabilities:
Accounts receivable	4	(1,217)
Income tax refunds receivable	(447)	(100)
Prepaid expenses and other assets	(511)	(113)
Accounts payable	(520)	(253)
Accrued income taxes	2,402	(1,161)
Accrued expenses and other liabilities	(2,057)	(2,303)
Deferred revenue	1,930	3,083

Net cash provided by operating activities	22,954	17,469

Cash flows from investing activities
Purchases of property and equipment	(850)	(791)
Purchase of exclusive license and other intangible assets	(150)	—
Acquisition of business, net of cash acquired	(49,082)	—

Net cash used in investing activities	(50,082)	(791)

Cash flows from financing activities
Payments on long-term debt	(20,000)	(8,855)
Proceeds from issuance of long-term debt	25,000	—
Excess tax benefit on stock options	421	898
Proceeds from exercises of common stock options	814	1,480

Net cash provided by (used in) financing activities	6,235	(6,477)
Effect of exchange rates on cash and cash equivalents	(39)	73

(Decrease) increase in cash and cash equivalents	(20,932)	10,274
Cash and cash equivalents at beginning of period	53,850	42,786

Cash and cash equivalents at end of period	$32,918	$53,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

4. Acquisition

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for approximately $49.6 million. The Company used approximately $24.6 million in cash and borrowed $25.0 million from its revolving Credit Facility. We have recorded approximately $70 thousand in restricted cash at June 30, 2012, which represents the portion of the purchase price for Bitstream’s shareholders who have not yet tendered their shares. We expect disbursement of substantially all of these funds within the next three to six months. The Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011 is by and among the Company, Bitstream and Birch Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”). In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, on March 14, 2012 Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity.

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

The results of operations of Bitstream have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Estimated Fair Value At Acquisition Date (in thousands)
Cash, accounts receivable and other assets	$969
Deferred tax asset, short term	1,830
Goodwill	31,703
Intangible assets	21,770
Accrued expenses and deferred revenue	(2,461)
Deferred tax liability, long term	(4,239)

Total purchase price	$49,572

The estimated fair value of intangible assets acquired were preliminarily recorded as follows:

	Estimated Fair Value At Acquisition Date (in thousands)	Estimated Useful Life (In Years)
Customer relationships	7,280	8-10
Technology	9,230	7-8
Trademarks	5,260	Indefinite

Total intangible assets	$21,770

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

5. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract has a notional amount of $30.0 million and matures on July 30, 2012. The total fair value of this financial instrument at June 30, 2012 and December 31, 2011 was a liability of $0.1 million and $0.2 million, respectively. We did not designate the contract as a hedge; as such, associated gains and losses are recorded in (gain) loss on derivatives in our condensed consolidated statements of income. The fair value of the interest rate swap is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net loss of $0.2 million and a net gain of $0.2 million on the intercompany note for the three months ended June 30, 2012 and 2011, respectively. In the six months ended June 30, 2012 and 2011, we incurred a net loss of $0.1 million and a net gain of $0.8 million, respectively, on the intercompany note, which is included in loss (gain) on foreign exchange in the accompanying condensed consolidated statements of income. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The total fair value of the financial instrument at June 30, 2012 and December 31, 2011 was an asset of approximately $0.5 million and $0.9 million, respectively. The fair value of the currency swap is included in prepaid expenses and other current assets in our accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate swaps	$5	$94	$26	$140
Currency swap	(210)	257	(105)	883

Total	$(205)	$351	$(79)	$1,023

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at June 30, 2012 or December 31, 2011. See Note 6 for additional information on the fair value measurement for all financial assets and liabilities, including derivative assets and liabilities that are measured at fair value on a recurring basis.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,136	$2,136	$—	$—
Cash equivalents—commercial paper	7,448	—	7,448	—
Cash equivalents—corporate bonds	3,847	—	3,847	—
Derivatives – currency swap, current	533	—	533	—

Total assets	$13,964	$2,136	$11,828	$—

Liabilities:
Derivatives – interest rate swap, current	$59	$—	$59	$—

Total liabilities	$59	$—	$59	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2012 the fair value of our long-term debt approximated its carrying value of $42.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets.

7. Intangible Assets and Goodwill

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2012			December 31, 2011
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$56,370	$(33,606)	$22,764	$49,222	$(31,080)	$18,142
Acquired technology	8-15	50,733	(22,900)	27,833	39,742	(21,038)	18,704
Non-compete agreements	3-6	11,966	(11,649)	317	11,995	(11,605)	390
Trademarks		33,500	—	33,500	30,028	—	30,028
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$156,969	$(68,155)	$88,814	$135,387	$(63,723)	$71,664

The goodwill balance at June 30, 2012, of $171.5 million, includes $31.7 million of goodwill associated with our acquisition of Bitstream. Goodwill decreased $1.0 million in the first half of 2012 due to foreign currency exchange rate changes. Our net intangible assets at June 30, 2012 increased $21.3 million as a result of the Bitstream acquisition. Note 4 provides the details of the increase by category.

8. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year, $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At June 30, 2012 our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At June 30, 2012, our blended interest rate was 3.0%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of June 30, 2012.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at June 30, 2012, for net payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$20	$22	$41	$43
Interest cost	43	47	88	93

Net periodic benefit cost	$63	$69	$129	$136

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2012		2011
Provision for income taxes at statutory rate	$4,042	35.0%	$2,999	35.0%
State and local income taxes, net of federal tax benefit	159	1.4%	106	1.2%
Stock compensation	72	0.6%	65	0.8%
Research credits	—	—	(73)	(0.9)%
Disqualifying dispositions on incentive stock options	(46)	(0.4)%	(58)	(0.7)%
Other, net	(94)	(0.8)%	(68)	(0.7)%

Reported income tax provision	$4,133	35.8%	$2,971	34.7%

	Six Months Ended June 30,
	2012		2011
Provision for income taxes at statutory rate	$7,299	35.0%	$5,926	35.0%
State and local income taxes, net of federal tax benefit	287	1.4%	208	1.2%
Stock compensation	134	0.6%	128	0.8%
Research credits	—	—	(143)	(0.9)%
Disqualifying dispositions on incentive stock options	(79)	(0.4)%	(94)	(0.5)%
Effect of rate changes on deferred taxes	128	0.6%	—	—
Other, net	(49)	(0.2)%	(132)	(0.8)%

Reported income tax provision	$7,720	37.0%	$5,893	34.8%

At both June 30, 2012 and December 31, 2011, the reserve for uncertain tax positions (including related interest) was approximately $1.3 million and $1.2 million, respectively.

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income, as reported	$7,415	$5,598	$13,135	$11,038
Less: net income attributable to participating securities	(129)	(96)	(214)	(177)

Net income available to common shareholders—basic and diluted	$7,286	$5,502	$12,921	$10,861

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,689,475	35,921, 920	36,764,611	35,749,722
Less: weighted-average shares of unvested restricted common stock outstanding	(642,750)	(612,979)	(600,044)	(573,566)

Weighted-average number of common shares used in computing basic net income per common share	36,046,725	35,308,941	36,164,567	35,176,156

Net income per share applicable to common shareholders—basic	$0.20	$0.16	$0.36	$0.31

Diluted:
Weighted-average shares of common stock outstanding	36,689,475	35,921,920	36,764,611	35,749,722
Less: weighted-average shares of unvested restricted common stock outstanding	(642,750)	(612,979)	(600,044)	(573,566)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,263,738	1,330,626	1,294,178	1,345,784
Weighted-average number of restricted stock, based on the treasury stock method	113,069	132,948	131,212	116,757

Weighted-average number of common shares used in computing diluted net income per common share	37,423,532	36,772,515	37,589,957	36,638,697

Net income per share applicable to common shareholders—diluted	$0.19	$0.15	$0.34	$0.30

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options	1,941,448	1,616,438	1,758,482	1,347,115
Unvested restricted stock	3,521	0	2,792	20,523

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Marketing and selling	$770	$728	$1,601	$1,395
Research and development	384	409	825	773
General and administrative	557	616	1,208	1,154

Total share based compensation	$1,711	$1,753	$3,634	$3,322

As of June 30, 2012, the Company had $15.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.3 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OEM	$24,949	$22,885	$49,593	$44,783
Creative Professional	13,547	8,181	23,252	16,012

Total	$38,496	$31,066	$72,845	$60,795

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

	Three Months Ended June 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$21,251	55.2%	$13,921	44.8%
Asia	11,755	30.5	10,684	34.4
United Kingdom	1,196	3.1	1,683	5.4
Germany	4,294	11.2	4,778	15.4

Total	$38,496	100.0%	$31,066	100.0%

	Six Months Ended June 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$37,918	52.1%	$27,211	44.7%
Asia	22,471	30.8	21,503	35.4
United Kingdom	2,674	3.7	2,803	4.6
Germany	9,782	13.4	9,278	15.3

Total	$72,845	100.0%	$60,795	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$207,058	$157,598
Asia	3,523	3,302
United Kingdom	63	82
Germany	52,341	53,893

Total	$262,985	$214,875

Included in the United States total above is $53.0 million of acquired goodwill and intangible assets of Bitstream.

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2012 and December 31, 2011.

15. Subsequent Event

On July 25, 2012 the Board of Directors approved a $0.04 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2012 and the dividend is payable to shareholders on October 19, 2012. It is expected to be a recurring quarterly dividend with future payments and record dates being subject to board approval.

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

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all–cash merger for approximately $49.6 million and pursuant to the Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011. The Company used approximately $24.6 million in cash, of which approximately $70 thousand was recorded as restricted cash at June 30, 2012, and borrowed $25.0 million from its revolving credit facility. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., following the acquisition became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. Included in the acquisition is the popular MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and Bitstream Panorama™ font rendering and layout technologies, a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations have joined the Company in connection with the acquisition, which provides us with an expanded global presence. We expect that the acquisition will strengthen our products and services, while providing customers with improved choice and flexibility.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$21,251	55.2%	$13,921	44.8%
Asia	11,755	30.5	10,684	34.4
United Kingdom	1,196	3.1	1,683	5.4
Germany	4,294	11.2	4,778	15.4

Total	$38,496	100.0%	$31,066	100.0%

	Six Months Ended June 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$37,918	52.1%	$27,211	44.7%
Asia	22,471	30.8	21,503	35.4
United Kingdom	2,674	3.7	2,803	4.6
Germany	9,782	13.4	9,278	15.3

Total	$72,845	100.0%	$60,795	100.0%

For the three months ended June 30, 2012 and 2011, sales by our subsidiaries located outside the United States comprised 44.8% and 55.2%, respectively, of our total revenue. For the six months ended June 30, 2012 and 2011, sales by our subsidiaries located outside the United States comprised 47.9% and 55.3%, respectively, of our total revenue. In the three and six months ended June 30, 2012, U.S. revenue as a percent of total revenue increased due to the Bitstream acquisition. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended June 30, 2012 and 2011, our top ten licensees by revenue accounted for approximately 42.7% and 47.5% of our total revenue, respectively. For the six months ended June 30, 2012 and 2011, our top ten licensees by revenue accounted for approximately 43.8% and 46.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or six months ended June 30, 2012 or 2011, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Contract accounting may be used where services are deemed essential.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our Creative Professional business, the cost of our custom design service revenue is substantially higher than the cost of our other revenue. As a result, our gross profit varies from period-to-period depending on the mix between, and within, OEM and Creative Professional revenue. As a result of our acquisition of Bitstream, we expect our gross profit percentage to be lower in the future. Bitstream historically has a lower gross profit percent mainly as a result of its web business selling a higher proportion of third party fonts, which carry a higher cost of revenue. In addition, its higher margin OEM revenue comprises a smaller percentage of Bitstream’s total revenue.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Revenue:
OEM	64.8%	73.7%
Creative Professional	35.2	26.3

Total revenue	100.0	100.0
Cost of revenue	15.8	9.5
Cost of revenue—amortization of acquired technology	2.8	2.6

Total cost of revenue	18.6	12.1

Gross profit	81.4	87.9
Marketing and selling	22.7	26.5
Research and development	11.9	12.7
General and administrative	12.2	13.3
Amortization of other intangible assets	3.7	4.2

Total operating expenses	50.5	56.7

Income from operations	30.9	31.2
Interest expense, net	1.4	2.7
Loss (gain) on foreign exchange	—	(0.2)
(Gain) loss on derivatives	(0.5)	1.1

Total other expense	0.9	3.6
Income before provision for income taxes	30.0	27.6
Provision for income taxes	10.7	9.6

Net income	19.3%	18.0%

The following discussion compares the three months ended June 30, 2012 with the three months ended June 30, 2011.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2012	2011
OEM	$24,949	$22,885	$2,064
Creative Professional	13,547	8,181	5,366

Total revenue	$38,496	$31,066	$7,430

Revenue

Revenue was $38.5 million and $31.1 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $7.4 million, or 23.9%.

OEM revenue was $24.9 million and $22.9 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $2.0 million, or 9.0%, mainly due to an increase in display imaging revenue. Display imaging revenue increased due to the incremental revenue from Bitstream and increased royalty revenue from our existing customers.

Creative Professional revenue increased $5.3 million, or 65.6%, to $13.5 million for the three months ended June 30, 2012, as compared to $8.2 million for the three months ended June 30, 2011, primarily due to an increase in web revenue. Web revenue increased $4.7 million primarily due to the acquisition of Bitstream, coupled with increased sales of our web font services. Non-web revenue, which includes direct, indirect and custom revenue, increased $0.6 million in the three months ended June 30, 2012, as compared to the same period in 2011, primarily a result of increased project-related revenue and newer product offerings.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $6.1 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $3.1 million, or 105.3%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 15.8% and 9.5% in the three months ended June 30, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix primarily from our Bitstream acquisition. Bitstream’s web business sells a higher proportion of third party fonts, which carries a higher cost of revenue. The portion of cost of revenue consisting of amortization of acquired technology was $1.1 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $0.3 million, mainly the result of our acquisition of Bitstream.

Gross profit was 81.4% of sales in the three months ended June 30, 2012, as compared to 87.9% in the three months ended June 30, 2011, a decrease of 6.5%. OEM revenue, which typically has a lower associated cost than our Creative Professional revenue, represented 64.8% of our total revenue in the three months ended June 30, 2012, as compared to 73.7% in the same period in 2011 mainly as a result of our acquisition of Bitstream. Revenue from Bitstream’s web revenue carries a higher associated cost, as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $8.7 million and $8.2 million in the three months ended June 30, 2012 and 2011, respectively, an increase of $0.5 million, or 5.9%. Personnel costs increased $0.6 million in the three months ended June 30, 2012, as compared to the same period in 2011, a result of increased salary and variable compensation expense partially due to annual salary increases and higher sales volume and partially due to the acquisition of Bitstream. Online advertising expense decreased $0.5 million in the second quarter of 2012, as compared to the same period in 2011, the direct result of reduced discretionary spending. Other expenses increased $0.4 million in the three months ended June 30, 2012, as compared to the same period in 2011, partially as a direct result of the increased volume of sales, such as third party commissions and processing fees on web sales, and partially due to an increase in discretionary spending, such as outside services for website development.

Research and Development. Research and development expense increased $0.7 million, or 16.7%, to $4.6 million in the three months ended June 30, 2012, as compared to $3.9 million in the same period in 2011, mainly due to an increase in personnel expenses. Personnel expenses increased $0.6 million in the three months ended June 30, 2012, as compared to the same period in 2011 mainly due to the incremental headcount related to the Bitstream acquisition.

General and Administrative. General and administrative expense increased $0.6 million, or 13.4%, to $4.7 million in the three months ended June 30, 2012, as compared to $4.1 million in three month ended June 30, 2011. Personnel expenses increased $0.2 million in the three months ended June 30, 2012, as compared to the same period in 2011, the result of an increase in variable compensation expense. The remainder of the increase is due to miscellaneous expenses primarily related to our acquisition of Bitstream.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.4 million and $1.3 million in the three months ended June 30, 2012 and 2011, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $0.3 million, or 36.7%, to $0.6 million for the three months ended June 30, 2012, as compared to $0.9 million for the three months ended June 30, 2011. The decrease is the result of lower total debt outstanding in the second quarter of 2012, as compared to the same period in 2011. Total debt outstanding at June 30, 2012 was $42.3 million, as compared to $57.3 million at June 30, 2011. The balance at June 30, 2012 includes a $25.0 million draw on our Credit Facility in connection with our acquisition of Bitstream on March 19, 2012.

Loss (Gain) on Foreign Exchange

Loss (gain) loss on foreign exchange was a loss of $10 thousand and a gain of $85 thousand in the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately $95 thousand.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of 0.2 million and a loss of $0.4 million in the three months ended June 30, 2012 and 2011, respectively, an increase of $0.6 million, primarily due to our currency swap instrument. The currency swap contract matures in December 2012. See the table in Note 5 for details regarding the (gain) loss on derivatives balance.

Provision for Income Taxes

For the three months ended June 30, 2012 and 2011, our effective tax rate was 35.8% and 34.7%, respectively. During the second quarter of 2011, our effective tax rate included a 0.9% benefit from research credits. The federal research tax credit expired as of December 31, 2011, and as of June 30, 2012, the legislation extending the credit had not been passed. Therefore, the research credit was not available in the three months ended June 30, 2012. The remaining 0.2% increase in our effective tax rate in the three months ended June 30, 2012, as compared to the same period in 2011, is primarily due to a decrease in benefit realized from the exercise of stock options.

Results of Operations for the Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Revenue:
OEM	68.1%	73.7%
Creative Professional	31.9	26.3

Total revenue	100.0	100.0
Cost of revenue	13.3	8.2
Cost of revenue—amortization of acquired technology	2.6	2.6

Total cost of revenue	15.9	10.8

Gross profit	84.1	89.2
Marketing and selling	24.7	26.4
Research and development	12.3	13.3
General and administrative	13.2	13.6
Amortization of other intangible assets	3.7	4.3

Total operating expenses	53.9	57.6

Income from operations	30.2	31.6
Interest expense, net	1.4	2.8
Loss on foreign exchange	0.3	(0.8)
(Gain) loss on derivatives	(0.1)	1.7

Total other expense	1.6	3.7
Income before provision for income taxes	28.6	27.9
Provision for income taxes	10.6	9.7

Net income	18.0%	18.2%

The following discussion compares the six months ended June 30, 2012 with the six months ended June 30, 2011.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2012	2011
OEM	$49,593	$44,783	$4,810
Creative Professional	23,252	16,012	7,240

Total revenue	$72,845	$60,795	$12,050

Revenue

Revenue was $72.8 million and $60.8 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $12.0 million, or 19.8%.

OEM revenue was $49.6 million and $44.8 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $4.8 million, or 10.7%, mainly due to an increase in display imaging revenue. Display imaging revenue increased due to increased volume of unit shipments of products by our customers, such as OEMs and independent software vendors, who embed our fonts and technology solutions, increased license revenue from existing customers and project-related revenue, part of which is due to the acquisition of Bitstream.

Creative Professional revenue increased $7.3 million, or 45.2%, to $23.3 million for the six months ended June 30, 2012, as compared to $16.0 million for the six months ended June 30, 2011, primarily due to an increase in web revenue. Web revenue increased $5.6 million primarily due to the acquisition of Bitstream, coupled with increased sales of our web font services. Non-web revenue increased $1.6 million in the first half of 2012, as compared to the same period in 2011, primarily a result of increased sales of fonts and project-related revenue to our enterprise customers.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $9.7 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $4.7 million, or 95.3%. As a percentage of total revenue, cost of revenue excluding amortization was 13.3% and 8.2% in the six months ended June 30, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology was mainly due to variations in product mix, primarily from our acquisition of Bitstream. Bitstream’s web business sells a higher proportion of third party fonts, which carries a higher cost of revenue.

Amortization of acquired technology was $1.9 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase is a result of our acquisition of Bitstream.

Gross profit was 84.1% in the six months ended June 30, 2012, as compared to 89.2% in the six months ended June 30, 2011, a decrease of 5.1%. OEM revenue, which typically has a lower associated cost than our Creative Professional revenue, represented 68.1% of our total revenue in the six months ended June 30, 2012, as compared to 73.7% in the same period in 2011, primarily due to our acquisition of Bitstream.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.0 million, or 12.2%, to $18.0 million in the six months ended June 30, 2012 as compared to $16.0 million in the six months ended June 30, 2011. Personnel expenses increased $1.3 million, the result of annual salary increases, increased variable compensation expense as a result of the higher sales volume and increased share based compensation expense. Approximately $0.4 million of the personnel expense increase was due to the acquisition of Bitstream. Online advertising expense decreased $0.6 million in the first half of 2012, as compared to the same period in 2011, the direct result of less spending in this area. Increased discretionary spending on travel and tradeshows and outside services contributed $0.9 million to the overall increase in the six months ended June 30, 2012, as compared to the same period in 2011. Other expenses increased $0.3 million in the first half of 2012, as compared to the same period in 2011, mainly a direct result of the increased volume of sales, such as third party commissions and processing fees on web sales.

Research and Development. Research and development expense was $8.9 million and $8.1 million in the six months ended June 30, 2012 and 2011, respectively, an increase of $0.8 million, or 10.8%, primarily due to an increase in personnel expenses. Personnel related expenses increased $1.2 million in the first half of 2012, as compared to the same period in 2011, mainly a result of the incremental headcount related to the Bitstream acquisition. Personnel expense increases were partially offset by a $0.4 million increase in reclassifications to cost of sales for service work on revenue recognized during the first half of the year.

General and Administrative. General and administrative expense increased $1.3 million or 15.5%, to $9.6 million in the six months ended June 30, 2012, as compared to $8.3 million in the six months ended June 30, 2011. Personnel expenses increased $0.4 million in the first half of 2012, as compared to the same period in 2011, a result of an increase in variable compensation expense and annual salary increases. Legal and professional service expenses increased $0.8 million in the six months ended June 30, 2012 mainly the result of transaction related costs from our acquisition of Bitstream and the timing of our intellectual property registration actions, as compared to the same period in 2011.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.7 million and $2.6 million in the six months ended June 30, 2012 and 2011, respectively, an increase of $0.1 million, mainly due to our acquisition of Bitstream.

Interest Expense, Net

Interest expense, net of interest income was $1.0 million for the six months ended June 30, 2012, as compared to $1.7 million for the six months ended June 30, 2011, a decrease of $0.7 million, or 43.2%. The decrease is the result of lower total debt outstanding in the first half of 2012, as compared to the same period in 2011. Total debt outstanding at June 30, 2012 was $42.3 million, as compared to $57.3 million at June 30, 2011. The balance at June 30, 2012 includes a $25.0 million draw on our Credit Facility in connection with our acquisition of Bitstream on March 19, 2012.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $0.3 million and a gain of $0.5 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $0.8 million, primarily due to our Euro denominated intercompany note. For the six months ended June 30, 2012, we recorded a loss of $0.1 million on the note compared to a gain of $0.8 million for the six months ended June 30, 2011.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $79 thousand and a loss of $1.0 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.1 million, primarily due to our currency swap instrument. The currency swap contract matures in December 2012. See the table in Note 5 for details regarding the (gain) loss on derivatives balance.

Provision for Income Taxes

For the six months ended June 30, 2012 and 2011, our effective tax rate was 37.0% and 34.8%, respectively. During the six months ended June 30, 2012, the effective tax rate includes 0.7% due to nondeductible transaction costs associated with our acquisition of Bitstream. There was no similar item in the same period in 2011. During the first half of 2011, our effective tax rate included a 0.9% benefit from research credits. The federal research tax credit expired as of December 31, 2011, and as of June 30, 2012, the legislation extending the credit had not been passed. Therefore, the research credit was not available in the first half of 2012. The effective rate increased 0.6% in the first half of 2012, as compared to the same period in 2011, for the effect of increased state tax rate on the deferred tax assets. Our effective state tax rate, net of federal benefit, increased 0.2% in the six months ended June 30, 2012 as compared to the same period in 2011. The effective rate decreased 0.2% in the first half of 2012, for share based compensation expense.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2012 and 2011

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $32.9 million and a $120.0 million revolving credit facility, of which $42.3 million was outstanding at June 30, 2012. On March 19, 2012 we acquired Bitstream for approximately $49.6 million, pursuant to the Merger Agreement. We used approximately $24.5 million in cash, of which approximately $70 thousand was recorded as restricted cash at June 30, 2012, and borrowed $25.0 million from our revolving Credit Facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$22,954	$17,469
Net cash used in investing activities	(50,082)	(791)
Net cash provided by (used in) financing activities	6,235	(6,477)
Effect of exchange rates on cash and cash equivalents	(39)	73

Total (decrease) increase in cash and cash equivalents	$(20,932)	$10,274

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

We generated $23.0 million in cash from operations during the six months ended June 30, 2012. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $22.2 million in cash. Deferred revenue generated $1.9 million in cash, mainly the result of the receipt of a large royalty prepayment. Increases in accrued income taxes, net of increased prepaid income taxes, generated $2.0 million in cash. Increases in prepaid expenses and other assets and decreases in accounts payable, net of a decrease in accounts receivable used $1.0 million in cash. Decreases in accrued expenses and other liabilities used $2.1 million in cash, primarily as a result of the payment of variable compensation accrued in the previous period.

We generated $17.5 million in cash from operations during the six months ended June 30, 2011. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $19.5 million in cash. Deferred revenue generated $3.1 million in cash, mainly the result of the receipt of a large royalty prepayment. Increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable, and accrued income taxes used $2.8 million in cash. Decreases in accrued expenses and other liabilities used $2.3 million in cash, as a result of the payment of variable compensation accrued in previous periods.

Investing Activities

During the six months ended June 30, 2012, we used $50.1 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $49.1 million, net of cash acquired. We used $1.0 million in cash for the purchase of property and equipment, exclusive license and other intangible assets during the six months ended June 30, 2012. In the six months ended June 30, 2011, cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012, was $6.2 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset by $20.0 million in repayments during the six months ended June 30, 2012. We received cash from exercises of stock options of $0.8 million and excess tax benefit on stock options provided $0.4 million. Cash used in financing activities for the six months ended June 30, 2011 was $6.5 million. Payments on long-term debt used $8.9 million in cash, offset by $1.5 million in cash received from stock option exercises and $0.9 million related to the excess tax benefit on stock options for the six months ended June 30, 2011.

Dividend Declared

On July 25, 2012 the Board of Directors approved a $0.04 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2012 and the dividend is payable to shareholders on October 19, 2012. Based on approximately 36,700,000 common shares outstanding, the dividend would amount to approximately $1.5 million. It is expected to be a recurring quarterly dividend with future payments and record dates being subject to board approval.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of June 30, 2012, the blended interest rate on the Credit Facility was 3.0%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of June 30, 2012, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.71:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.71:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,415	$5,598	$13,135	$11,038
Provision for income taxes	4,133	2,971	7,720	5,893
Interest expense, net	544	860	988	1,739
Depreciation and amortization	2,814	2,363	5,147	4,667

EBITDA	$14,906	$11,792	$26,990	$23,337
Share based compensation	1,711	1,753	3,634	3,322
Non-cash add backs	170	42	299	73
Restructuring, issuance and cash non-operating costs(2)	(113)	116	(187)	228
Acquisition expenses	23	—	476	94

Adjusted EBITDA(1)	$16,697	$13,703	$31,212	$27,054

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contained provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2012.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from operations	$11,894	$9,695	$22,027	$19,212
Depreciation and amortization	2,814	2,363	5,147	4,667
Share based compensation	1,711	1,753	3,634	3,322

Net adjusted EBITDA (1)	$16,419	$13,811	$30,808	$27,201

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP earnings per diluted share	$0.19	$0.15	$0.34	$0.30
Amortization, net of tax	0.05	0.04	0.09	0.07
Share-based compensation, net of tax	0.03	0.03	0.06	0.06

Non-GAAP earnings per diluted share(1)	$0.27	$0.22	$0.49	$0.43

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $2.3 million and $3.5 million at June 30, 2012 and December 31, 2011, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2012, three customers individually accounted for 14.5%, 10.8% and 10.3%, respectively, of our gross accounts receivable. As of December 31, 2011, one customer individually accounted for 16.8% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2012 and 2011, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2012, the blended rate of interest on our outstanding debt was 3.0%. For each one percent increase in interest rates our interest expense would increase by $0.4 million; however, this would be mitigated by our interest rate swap. We purchase interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010. The contract has a notional amount of $30.0 million and matures on July 30, 2012. The total fair value of this financial instrument at June 30, 2012 and December 31, 2011, was a liability of approximately $0.1 million and $0.2 million, respectively. In the three and six months ended June 30, 2011, we recognized losses of $0.1 million and $0.1 million, respectively. In the three and six months ended June 30, 2012, we recognized nominal losses on the interest rate swap. The losses have been included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2012 and December 31, 2011 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At June 30, 2012, the note balance was approximately $2.5 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.3 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. For the three months ended June 30, 2012 and 2011, we incurred a gain of $0.2 million and a loss of $0.3 million, respectively. For the six months ended June 30, 2012 and 2011, we incurred a gain of $0.1 million and a loss of $0.9 million, respectively, on the currency swap contract. The gains and losses on the currency swap are included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income.

Losses and (gains) on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed statements of income, and were a net loss of $0.2 million and a gain of $0.2 million for the three months ended June 30, 2012 and 2011, respectively. In the six months ended June 30, 2012 and 2011, we incurred a net loss of $0.1 million and a gain of $0.8 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In previous filings, we have stated that we do not intend to pay dividends on our common stock. As disclosed in Note 15 to our financial statements, our intentions have changed. On July 25, 2012 our Board of Directors approved the declaration of a $0.04 per share quarterly cash dividend on our outstanding common stock. This cash dividend is payable October 19, 2012 to shareholders of our common stock as of the record date, October 1, 2012. We expect this to be a recurring quarterly dividend with future payments and record dates being subject to board approval, however if our financial or operating conditions change, or if we fail to satisfy the restrictive covenants contained in the terms of our Credit Facility that limit our ability to make dividend payments, it may affect our ability to pay this dividend on a quarterly basis or at all.

We may require additional capital, and raising additional funds by issuing securities or additional debt financing may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to raise additional capital in the future. We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any new debt financing we enter into may involve covenants that restrict our operations more than our current credit facility. These restrictive covenants would likely include limitations on additional borrowing, specific restrictions on the use of our assets and our ability to pay dividends, as well as prohibitions on our ability to create liens or make investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	—	$—	—	$—
May 1, 2012 to May 31, 2012(1)	333	0.00	—	—
June 1, 2012 to June 30, 2012	—	—	—	—

Total	333	$0.00	—	$—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: July 27, 2012	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 27, 2012	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. ***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.