Form 10-Q
period 2012-09-30
Monotype Imaging Holdings Inc.
filed 2012-10-30
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 23, 2012 was 37,012,522.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$37,988	$53,850
Accounts receivable, net of allowance for doubtful accounts of $98 at September 30, 2012 and $91 at December 31, 2011	6,383	6,588
Income tax refunds receivable	429	733
Deferred income taxes	2,529	506
Prepaid expense and other current assets	3,249	3,228

Total current assets	50,578	64,905
Property and equipment, net	2,510	2,404
Goodwill	172,090	140,807
Intangible assets, net	86,463	71,664
Deferred income taxes	328	396
Other assets	3,227	3,646

Total assets	$315,196	$283,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,148	$1,123
Accrued expenses and other current liabilities	14,296	12,235
Accrued income taxes	2,438	1,280
Deferred revenue	6,854	7,742
Current portion of long-term debt	10,000	10,000

Total current liabilities	34,736	32,380
Long-term debt, less current portion	22,321	27,321
Other long-term liabilities	511	225
Deferred income taxes	26,804	20,596
Reserve for income taxes, net of current portion	901	1,174
Accrued pension benefits	3,924	3,765
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 37,061,266 at September 30, 2012 and 36,341,383 at December 31, 2011	37	36
Additional paid-in capital	175,723	167,448
Treasury stock, at cost, 103,975 shares at September 30, 2012 and 98,527 shares at December 31, 2011	(86)	(86)
Retained earnings	50,631	30,986
Accumulated other comprehensive income (loss)	(306)	(23)

Total stockholders’ equity	225,999	198,361

Total liabilities and stockholders’ equity	$315,196	$283,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$37,982	$30,695	$110,827	$91,490
Costs and expenses:
Cost of revenue	5,426	2,503	15,164	7,490
Cost of revenue—amortization of acquired technology	1,085	798	2,965	2,373

Total cost of revenue	6,511	3,301	18,129	9,863

Gross profit	31,471	27,394	92,698	81,627
Operating expenses:
Marketing and selling	8,614	8,169	26,605	24,198
Research and development	4,617	4,116	13,549	12,176
General and administrative	4,386	4,284	14,011	12,621
Amortization of other intangible assets	1,405	1,252	4,057	3,847

Total operating expenses	19,022	17,821	58,222	52,842
Income from operations	12,449	9,573	34,476	28,785
Other (income) expense:
Interest expense	457	587	1,461	2,388
Interest income	(6)	(29)	(22)	(91)
Loss (gain) on foreign exchange	24	215	301	(266)
Loss (gain) on derivatives	65	(536)	(14)	487
Loss on extinguishment of debt	—	422	—	422
Other expense, net	33	2	19	2

Total other expense	573	661	1,745	2,942
Income before provision for income taxes	11,876	8,912	32,731	25,843
Provision for income taxes	3,886	2,920	11,606	8,813

Net income	$7,990	$5,992	$21,125	$17,030

Net income available to common shareholders—basic & diluted	$7,857	$5,891	$20,779	$16,753

Net income per common share:
Basic	$0.22	$0.17	$0.57	$0.48
Diluted	$0.21	$0.16	$0.55	$0.46
Weighted average number of shares:
Basic	36,323,556	35,447,484	36,217,950	35,267,592
Diluted	37,620,269	36,829,518	37,600,448	36,703,298
Dividends declared per share	$0.04	$—	$0.04	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,990	$5,992	$21,125	$17,030
Other comprehensive income, net of tax:
Foreign currency translation adjustments	429	(2,211)	(283)	(20)

Comprehensive income	$8,419	$3,781	$20,842	$17,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$21,125	$17,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,985	6,987
Loss on retirement of fixed assets	—	2
Amortization of deferred financing costs	228	403
Loss on extinguishment of debt	—	422
Share based compensation	5,300	5,128
Excess tax benefit on stock options	(878)	(1,046)
Provision for doubtful accounts	8	95
Deferred income taxes	1,987	855
Unrealized currency gain on foreign denominated intercompany transactions	(96)	(124)
Unrealized loss on derivatives	432	326
Changes in operating assets and liabilities:
Accounts receivable	616	(1,932)
Prepaid expenses and other assets	(238)	521
Accounts payable	17	(274)
Accrued income taxes	1,756	(857)
Income tax refunds receivable	(429)	6
Accrued expenses and other liabilities	(441)	(1,474)
Deferred revenue	(928)	2,169

Net cash provided by operating activities	36,444	28,237

Cash flows from investing activities
Purchases of property and equipment	(1,046)	(1,462)
Purchase of exclusive license and other intangible assets	(150)	—
Acquisition of business, net of cash acquired	(49,090)	(219)

Net cash used in investing activities	(50,286)	(1,681)

Cash flows from financing activities
Payments on long-term debt	(30,000)	(76,845)
Proceeds from issuance of debt	25,000	56,065
Excess tax benefit on stock options	878	1,046
Proceeds from exercises of common stock options	2,098	1,840

Net cash used in financing activities	(2,024)	(17,894)
Effect of exchange rates on cash and cash equivalents	4	30

(Decrease) increase in cash and cash equivalents	(15,862)	8,692
Cash and cash equivalents at beginning of period	53,850	42,786

Cash and cash equivalents at end of period	$37,988	$51,478

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of typefaces, technology and expertise for creative applications and consumer devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital content. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer electronics, or CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our text imaging solutions to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., International Typeface Corporation and Bitstream Inc. (“Bitstream”), and five foreign subsidiaries, Monotype Imaging Ltd., Linotype GmbH (“Linotype”), Bitstream India Pvt. Ltd., Monotype Imaging Hong Kong Ltd. and Monotype Imaging KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

Indefinite-Lived Intangible Assets

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 350, Intangibles – Goodwill and Other, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual testing in the fourth quarter; consequently, the Company is expected to adopt the new standard effective with our current fiscal year end, December 31, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

Comprehensive Income

In June 2011, the FASB issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. We adopted the new standard effective January 1, 2012, which has impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

4. Acquisition

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for approximately $49.6 million. The Company used approximately $24.6 million in cash and borrowed $25.0 million from its revolving Credit Facility. We have recorded approximately $58 thousand in restricted cash at September 30, 2012, which represents the portion of the purchase price for Bitstream’s shareholders who have not yet tendered their shares. The Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011 is by and among the Company, Bitstream and Birch Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”). In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, on March 14, 2012 Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity.

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

The results of operations of Bitstream have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Estimated Fair Value At Acquisition Date (in thousands)
Cash, accounts receivable and other assets	$914
Deferred tax asset, short term	1,829
Goodwill	31,710
Intangible assets	21,770
Accrued expenses and deferred revenue	(2,413)
Deferred tax liability, long term	(4,238)

Total purchase price	$49,572

The estimated fair value of intangible assets acquired were preliminarily recorded as follows:

	Estimated Fair Value At Acquisition Date (in thousands)	Estimated Useful Life (In Years)
Customer relationships	$7,280	8-10
Technology	9,230	7-8
Trademarks	5,260	Indefinite

Total intangible assets	$21,770

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

5. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations. The contract had a notional amount of $30.0 million and matured on July 30, 2012. The total fair value of this financial instrument at December 31, 2011 was a liability of $0.2 million. We did not designate this contract as a hedge; as such, associated gains and losses are recorded in our condensed consolidated statements of income. At December 31, 2011, the current portion of the interest rate swap is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $ 0.1 million and a net loss of $0.6 million for the three months ended September 30, 2012 and 2011, respectively, on the intercompany note. In the nine months ended September 30, 2012 and 2011, we incurred a net loss of $29 thousand and a net gain of $0.2 million, respectively, on the intercompany note. The currency swap matures on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note. The total fair value of the financial instrument at September 30, 2012 and December 31, 2011 was an asset of approximately $0.2 million and $0.9 million, respectively. The current portion of the currency swap is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swaps	$—	$6	$26	$146
Currency swap	65	(542)	(40)	341

Total	$65	$(536)	$(14)	$487

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at September 30, 2012 or December 31, 2011.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$1,441	$1,441	$—	$—
Cash equivalents—commercial paper	7,749	—	7,749	—
Cash equivalents—corporate bonds	4,258	—	4,258	—
Derivatives—currency swap, current portion	249	—	249	—

Total assets	$13,697	$1,441	$12,256	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2012 the fair value of our long-term debt approximated its carrying value of $32.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Intangible Assets and Goodwill

Intangible assets consist of the following (dollar amounts in thousands):

	Life (Years)	September 30, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$56,448	$(35,015)	$21,433	$49,222	$(31,080)	$18,142
Acquired technology	8-15	50,763	(23,998)	26,765	39,742	(21,038)	18,704
Non-compete agreements	3-6	11,984	(11,696)	288	11,995	(11,605)	390
Trademarks		33,577	—	33,577	30,028	—	30,028
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$157,172	$(70,709)	$86,463	$135,387	$(63,723)	$71,664

The goodwill balance at September 30, 2012, of $172.1 million, includes $31.7 million of goodwill associated with our acquisition of Bitstream. Goodwill decreased $0.4 million in the nine months ended September 30, 2012 due to foreign currency exchange rate changes. Our net intangible assets at September 30, 2012 increased $20.8 million as a result of the Bitstream acquisition. Note 4 provides the details of the increase by category.

8. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year; $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At September 30, 2012 our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At September 30, 2012, our blended interest rate was 2.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of September 30, 2012.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at September 30, 2012, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statement of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$21	$21	$62	$64
Interest cost	44	45	132	138

Net periodic benefit cost	$65	$66	$194	$202

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2012		2011
Provision for income taxes at statutory rate	$4,157	35.0%	$3,119	35.0%
State and local income taxes, net of federal tax benefit	181	1.5%	110	1.2%
Stock compensation	79	0.7%	51	0.6%
Research credits	—	—	(88)	(1.0)%
Effect of rate changes on deferred taxes	33	0.3%	—	—
Reversal of reserve for income taxes	(383)	(3.2)%	(35)	(0.4)%
Disqualifying dispositions on incentive stock options	(42)	(0.4)%	(40)	(0.5)%
Other, net	(139)	(1.2)%	(197)	(2.1)%

Reported income tax provision	$3,886	32.7%	$2,920	32.8%

	Nine Months Ended September 30,
	2012		2011
Provision for income taxes at statutory rate	$11,456	35.0%	$9,045	35.0%
State and local income taxes, net of federal tax benefit	468	1.4%	318	1.2%
Stock compensation	213	0.7%	179	0.7%
Research credits	—	—	(231)	(0.9)%
Effect of rate changes on deferred taxes	161	0.5%	9	—
Reversal of reserve for income taxes	(383)	(1.2)%	(35)	(0.1)%
Disqualifying dispositions on incentive stock options	(121)	(0.4)%	(135)	(0.5)%
Other, net	(188)	(0.5)%	(337)	(1.3)%

Reported income tax provision	$11,606	35.5%	$8,813	34.1%

At September 30, 2012 and December 31, 2011, the reserve for uncertain tax positions (including related interest) was approximately $0.9 million and $1.2 million, respectively.

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income, as reported	$7,990	$5,992	$21,125	$17,030
Less: net income attributable to participating securities	(133)	(101)	(346)	(277)

Net income available to common shareholders—basic and diluted	$7,857	$5,891	$20,779	$16,753

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,936,791	36,053,462	36,822,423	35,852,081
Less: weighted-average shares of unvested restricted common stock outstanding	(613,235)	(605,978)	(604,473)	(584,489)

Weighted-average number of common shares used in computing basic net income per common share	36,323,556	35,447,484	36,217,950	35,267,592

Net income per share applicable to common shareholders—basic	$0.22	$0.17	$0.57	$0.48

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted:
Weighted-average shares of common stock outstanding	36,936,791	36,053,462	36,822,423	35,852,081
Less: weighted-average shares of unvested restricted common stock outstanding	(613,235)	(605,978)	(604,473)	(584,489)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,169,883	1,262,393	1,252,747	1,317,987
Weighted-average number of restricted stock outstanding, based on the treasury stock method	126,830	119,641	129,751	117,719

Weighted-average number of common shares used in computing diluted net income per common share	37,620,269	36,829,518	37,600,448	36,703,298

Net income per share applicable to common shareholders—diluted	$0.21	$0.16	$0.55	$0.46

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options	1,937,631	1,765,782	1,818,198	1,486,671
Unvested restricted stock	0	7,468	1,861	16,171

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Marketing and selling	$745	$777	$2,346	$2,172
Research and development	390	414	1,215	1,187
General and administrative	531	615	1,739	1,769

Total share based compensation	$1,666	$1,806	$5,300	$5,128

As of September 30, 2012, the Company had $13.5 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OEM	$24,280	$23,047	$73,873	$67,830
Creative Professional	13,702	7,648	36,954	23,660

Total	$37,982	$30,695	$110,827	$91,490

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

	Three Months Ended September 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$20,045	52.8%	$14,758	48.1%
Asia	11,511	30.3	10,259	33.4
United Kingdom	1,066	2.8	1,211	3.9
Germany	5,360	14.1	4,467	14.6

Total	$37,982	100.0%	$30,695	100.0%

	Nine Months Ended September 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$57,963	52.2%	$41,969	45.9%
Asia	33,982	30.7	31,762	34.7
United Kingdom	3,740	3.4	4,014	4.4
Germany	15,142	13.7	13,745	15.0

Total	$110,827	100.0%	$91,490	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$204,596	$157,598
Asia	3,478	3,302
United Kingdom	61	82
Germany	52,928	53,893

Total	$261,063	$214,875

Included in the United States total at September 30, 2012, is $52.5 million of goodwill and net intangible assets of Bitstream.

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2012 and December 31, 2011.

15. Subsequent Events

Dividend Declaration

On October 24, 2012 the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2013 and the dividend is payable to shareholders on January 22, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Acquisition

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, for up to $5.1 million in cash. The Company paid $2.5 million in cash upon closing, $0.1 million was accrued pending final adjustments, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. Design by Front Limited employs fourteen people, and in connection with the acquisition, all of the employees have joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool, currently in public Beta, will allow easy use of web fonts when designing web sites.

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

Overview

We are a leading global provider of typefaces, technology and expertise for creative applications and consumer devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital content. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We combine these proprietary technologies with access to more than 15,000 typefaces from a library of some of the most widely used designs in the world, including popular names such as Helvetica and Times New Roman. We also license our typefaces to creative and business professionals through our e-commerce websites including fonts.com, linotype.com, ascenderfonts.com, itcfonts.com and webfonts.fonts.com, which attracted more than 40 million visits in 2011 from over 200 countries and territories, direct and indirect sales and custom font design services. With our acquisition of Bitstream described below, we have added the myfonts.com e-commerce website.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all–cash merger for approximately $49.6 million pursuant to the Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011. The Company used approximately $24.6 million in cash, of which approximately $58 thousand was recorded as restricted cash at September 30, 2012, and borrowed $25.0 million from its revolving credit facility. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., following the acquisition became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. Included in the acquisition is the popular MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and Bitstream Panorama™ font rendering and layout technologies, a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations have joined the Company in connection with the acquisition, which provides us with an expanded global presence. We expect that the acquisition will strengthen our products and services, while providing customers with improved choice and flexibility.

Sources of Revenue

We derive revenue from two principal sources: licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue, and licensing our fonts to creative and business professionals, which we refer to as our creative professional revenue. We derive our OEM revenue primarily from CE device manufacturers. We derive our creative professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. Some of our revenue streams, particularly project-related revenue, have historically been and we expect them to continue to be in the future, more susceptible to weakening economic conditions.

	Three Months Ended September 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$20,045	52.8%	$14,758	48.1%
Asia	11,511	30.3	10,259	33.4
United Kingdom	1,066	2.8	1,211	3.9
Germany	5,360	14.1	4,467	14.6

Total	$37,982	100.0%	$30,695	100.0%

	Nine Months Ended September 30,
	2012		2011
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$57,963	52.2%	$41,969	45.9%
Asia	33,982	30.7	31,762	34.7
United Kingdom	3,740	3.4	4,014	4.4
Germany	15,142	13.7	13,745	15.0

Total	$110,827	100.0%	$91,490	100.0%

For the three months ended September 30, 2012 and 2011, sales by our subsidiaries located outside the United States comprised 47.2% and 51.9%, respectively, of our total revenue. For the nine months ended September 30, 2012 and 2011, sales by our subsidiaries located outside the United States comprised 47.8% and 54.1%, respectively, of our total revenue. In the three and nine months ended September 30, 2012, U.S. revenue as a percent of total revenue increased due to the Bitstream acquisition, as we attribute revenue to geographic area based on the location of our subsidiary receiving such revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended September 30, 2012 and 2011, our top ten licensees by revenue accounted for approximately 40.5% and 46.1% of our total revenue, respectively. For the nine months ended September 30, 2012 and 2011, our top ten licensees by revenue accounted for approximately 42.3% and 46.2% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or nine months ended September 30, 2012 or 2011, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Revenue:
OEM	63.9%	75.1%
Creative Professional	36.1	24.9

Total revenue	100.0	100.0
Cost of revenue	14.3	8.2
Cost of revenue—amortization of acquired technology	2.8	2.6

Total cost of revenue	17.1	10.8

Gross profit	82.9	89.2
Marketing and selling	22.7	26.6
Research and development	12.2	13.4
General and administrative	11.5	13.9
Amortization of other intangible assets	3.7	4.1

Total operating expenses	50.1	58.0

Income from operations	32.8	31.2
Interest expense, net	1.2	1.8
Loss (gain) on foreign exchange	—	0.7
Loss (gain) on derivatives	0.2	(1.7)
Loss on extinguishment of debt	—	1.4
Other expense	0.1	—

Total other expense	1.5	2.2
Income before provision for income taxes	31.3	29.0
Provision for income taxes	10.3	9.5

Net income	21.0%	19.5%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase
	2012	2011
OEM	$24,280	$23,047	$1,233
Creative Professional	13,702	7,648	6,054

Total revenue	$37,982	$30,695	$7,287

Revenue

Revenue was $38.0 million and $30.7 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $7.3 million, or 23.7%.

OEM revenue was $24.3 million and $23.0 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $1.2 million, or 5.3%. Display imaging revenue increased primarily due to increased royalty revenue from our existing customers and incremental revenue from Bitstream. Printer royalty revenue from our existing customers increased in the third quarter of 2012, which was partially offset by a decrease in driver revenue resulting mainly from a one-time item in the prior period in 2011 that did not recur.

Creative Professional revenue was $13.7 million and $7.6 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $6.1 million, or 79.2% mainly due to web revenue increases. Web revenue increased $4.7 million, partially due to the acquisition of Bitstream and partially due to our newer product offerings, such as Web font services. Non-web revenue also increased, primarily due to increased direct sales to our enterprise customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $5.4 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $2.9 million or 116.8%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 14.3% and 8.2% in the three months ended September 30, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to our acquisition of Bitstream. Bitstream’s web business sells a higher proportion of third party fonts, which carries a higher cost of revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $1.1 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.3 million, mainly the result of our acquisition of Bitstream.

Gross profit was 82.9% of sales in the three months ended September 30, 2012, as compared to 89.2% in the three months ended September 30, 2011, a decrease of 6.3 percentage points. OEM revenue, which typically has a lower associated cost than our Creative Professional revenue, represented 63.9% of our total revenue in the three months ended September 30, 2012, as compared to 75.1% in the same period in 2011 mainly as a result of our acquisition of Bitstream. Revenue from Bitstream’s web business carries a higher associated cost, as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $0.4 million, or 5.5%, to $8.6 million in the three months ended September 30, 2012, as compared to $8.2 million in the three months ended September 30, 2011. Personnel expenses increased $0.5 million, in the third quarter of 2012, as compared to the same period in 2011, mainly a result of increased variable compensation expense due to higher sales volume and increased salary expense primarily due to the Bitstream acquisition. Online advertising expense decreased $0.5 million in the third quarter of 2012, as compared to the same quarter in 2011, the direct result of a targeted reduction in discretionary spending. Other expenses increased $0.4 million partially as a direct result of the increased volume of sales, such as third party commissions and processing fees on web sales, and partially due to an increase in discretionary spending, such as outside services for website development.

Research and Development. Research and development expense was $4.6 million and $4.1 million in the three months ended September 30, 2012 and 2011, respectively, an increase of $0.5 million or 12.2%, mainly due to an increase in personnel expenses. Personnel and personnel related expenses increased $0.4 million in the three months ended September 30, 2012, as compared to the same period in 2011, mainly due to the incremental headcount related to the Bitstream acquisition and increased variable compensation.

General and Administrative. General and administrative expense was $4.4 million and $4.3 million in the three months ended September 30, 2012 and 2011, respectively, an increase of $0.1 million, or 2.4%.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.4 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.1 million or 12.2%.

Interest Expense, Net

Interest expense, net of interest income was $0.5 million and $0.6 million in the three months ended September 30, 2012 and 2011, respectively, a decrease of $0.1 million or 19.2%. The decrease in interest expense was mainly the result of lower total debt outstanding. The average balance of total debt outstanding in the three months ended September 30, 2012 was $37.3 million, as compared to an average balance of $51.7 million in the same period in 2011. At both September 30, 2012 and 2011, the blended interest rate on our Credit Facility was 2.5%.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange were losses of $24 thousand and $0.2 million in the three months ended September 30, 2012 and 2011, respectively, primarily from our Euro denominated intercompany note. The decrease in the loss is a result of a lower intercompany note balance. The note balance was $1.3 million at September 30, 2012, as compared to a balance of $6.7 million at September 30, 2011.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $65 thousand in the three months ended September 30, 2012, as compared to a gain of $0.5 million in the three months ended September 30, 2011, mainly due to the changes in market value of our swap contract. The loss in the third quarter of 2012 was due to the currency swap contract. The gain in the third quarter of 2011 primarily related to our currency swap contract. The interest rate swap contract matured in July 2012.

Provision for Income Taxes

During the three months ended September 30, 2012 and 2011, our effective tax rate was 32.7% and 32.8%, respectively. During the third quarter of 2012, the effective tax rate included a 3.2% decrease due to the reversal of reserves for income taxes, as compared to 0.4% in the third quarter of 2011. This decrease was offset by various items, including a 1.0% decrease for research credits for the third quarter of 2011, which was not included in the same period in 2012 due to the expiration of such credits under the Internal Revenue Code.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Revenue:
OEM	66.7%	74.1%
Creative Professional	33.3	25.9

Total revenue	100.0	100.0
Cost of revenue	13.7	8.2
Cost of revenue—amortization of acquired technology	2.7	2.6

Total cost of revenue	16.4	10.8

Gross profit	83.6	89.2
Marketing and selling	24.0	26.4
Research and development	12.2	13.3
General and administrative	12.6	13.8
Amortization of other intangible assets	3.7	4.2

Total operating expenses	52.5	57.7

Income from operations	31.1	31.5
Interest expense, net	1.3	2.6
Loss (gain) on foreign exchange	0.3	(0.3)
Loss (gain) on derivatives	—	0.5
Loss on extinguishment of debt	—	0.5

Total other expense	1.6	3.3
Income before provision for income taxes	29.5	28.2
Provision for income taxes	10.4	9.6

Net income	19.1%	18.6%

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2012	2011
OEM	$73,873	$67,830	$6,043
Creative Professional	36,954	23,660	13,294

Total revenue	$110,827	$91,490	$19,337

Revenue

Revenue was $110.8 million and $91.5 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $19.3 million, or 21.1%.

OEM revenue was $73.9 million and $67.8 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $6.0 million, or 8.9%, mainly due to an increase in display imaging revenue. Display imaging revenue increased due to increased volume of unit shipments of products by our customers, such as OEMs and independent software vendors, who embed our fonts and technology solutions, increased license revenue partially from existing customers and partially due to the acquisition of Bitstream and project-related revenue. Printer royalty revenue from our existing customers increased in the nine months ended September 30, 2012, which was partially offset by a decrease in driver revenue resulting mainly from a one-time item in the prior period in 2011 that did not recur.

Creative Professional revenue increased $13.3 million, or 56.2%, to $37.0 million for the nine months ended September 30, 2012, as compared to $23.7 million in the same period in 2011, primarily due to an increase in web revenue. Web revenue increased $10.3 million mainly due to the acquisition of Bitstream, together with increased sales of our web font services. Non-web revenue, which accounted for the remainder of the increase, or $3.0 million, was primarily a result of increased project-related revenue and font licensing to our corporate customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $15.2 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $7.7 million, or 102.5%. As a percentage of total revenue, cost of revenue, excluding amortization was 13.7% and 8.2% in the nine months ended September 30, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology was primarily from our acquisition of Bitstream. Bitstream’s web business sells a higher proportion of third party fonts, which carries a higher cost of revenue.

Amortization of acquired technology increased $0.6 million, or 25.0%, to $3.0 million for the nine months ended September 30, 2012, as compared to $2.4 million for the same period in 2011, the result of our acquisition of Bitstream.

Gross profit decreased 5.6 percentage points to 83.6% in the nine months ended September 30, 2012, as compared to 89.2% in the nine months ended September 30, 2011, mainly the result of the product mix. OEM revenue, which typically has a lower associated cost than our Creative Professional revenue, represented 66.7% in the nine months ended September 30, 2012, as compared to 74.1% in the same period in 2011.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $26.6 million and $24.2 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $2.4 million or 10.0%. Personnel expenses increased $1.8 million, mainly due to higher variable compensation as a result of higher sales volume, annual salary increases and increased share based compensation. Online advertising expense decreased $1.1 million in the nine months ended September 30, 2012, as compared to the same period in 2011, a direct result of less spending in this area. Increased discretionary spending on outside services, travel and tradeshows together contributed $1.0 million to the overall increase in the nine months ended September 30, 2012, as compared to the same period in 2011. Other expenses increased $0.5 million mainly related to the increased volume of sales, such as processing fees and other charges on web sales.

Research and Development. Research and development expense was $13.5 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $1.3 million, or 11.3%, primarily due to an increase in personnel expenses. Personnel expenses increased $1.3 million in the nine months ended September 30, 2012, as compared to the same period in 2011, mainly the result of incremental headcount related to the Bitstream acquisition.

General and Administrative. General and administrative expense was $14.0 million and $12.6 million in the nine months ended September 30, 2012 and 2011, respectively, an increase of $1.4 million or 11.0%. Personnel expenses increased $0.5 million, mainly due to annual salary increases and increased headcount at September 30, 2012, as compared to the same period in 2011, and increased variable compensation expense. Legal and professional service expense increased $0.6 million in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily the result of transaction related costs from our acquisition of Bitstream and the timing of our intellectual property registration actions.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $4.1 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $0.2 million, mainly due to our acquisition of Bitstream in March 2012.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.9 million, or 37.4%, to $1.4 million for the nine months ended September 30, 2012, as compared to $2.3 million for the nine months ended September 30, 2011. The decrease in interest expense was the result of lower total debt outstanding. The average balance of total debt outstanding in the nine months ended September 30, 2012 was $40.7 million, as compared to an average balance of $59.3 million in the same period in 2011. At both September 30, 2012 and 2011, the blended interest rate on our Credit Facility was 2.5%.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $0.3 million and a gain of $0.3 million for the nine months ended September 30, 2012 and 2011, respectively, primarily resulting from our Euro denominated intercompany note.

Loss (Gain) on Derivatives

(Gain) loss on derivatives was a gain of $14 thousand for the nine months ended September 30, 2012, as compared to a loss of $0.5 million for the nine months ended September 30, 2011, the net result of changes to the market value of our derivative contracts. In the nine months ended September 30, 2011, $0.4 million of the loss related to our currency swap contract and the remaining $0.1 million loss related to our interest rate contract. The interest rate swap matured in July 2012. In the nine months ended September 30, 2012, the interest rate swap loss of $26 thousand was offset by a gain on the currency swap of $40 thousand. The currency swap contract matures at the end of 2012.

Provision for Income Taxes

Our effective tax rate was 35.5% and 34.1% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the effective tax rate included a 0.9% benefit for research credits. The research credit was not available in the nine months ended September 30, 2012, due to scheduled expiration of such credits under the Internal Revenue Code. Other increases in our effective tax rate in the nine months ended September 30, 2012 totaled 1.6%, including 0.5% for the effect of rate changes on deferred taxes, which did not occur in the same period in 2011. The increases were partially offset by a 1.1% decrease due to the reversal of reserve for income taxes, as compared to the same period in 2011.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $38.0 million and a $120.0 million revolving line-of-credit, of which $32.3 million was outstanding as of September 30, 2012. On March 19, 2012 we acquired Bitstream for approximately $49.6 million, pursuant to the Merger Agreement. We used approximately $24.6 million in cash, of which approximately $58 thousand was recorded as restricted cash at September 30, 2012, and borrowed $25.0 million from our revolving Credit Facility. In the nine months ended September 30, 2012, payments on our revolving Credit Facility amounted to $30.0 million. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$36,444	$28,237
Net cash used in investing activities	(50,286)	(1,681)
Net cash used in financing activities	(2,024)	(17,894)
Effect of exchange rates on cash and cash equivalents	4	30

(Decrease) increase in cash and cash equivalents	$(15,862)	$8,692

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

We generated $36.4 million in cash from operations during the nine months ended September 30, 2012. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $36.1 million in cash. Increases in accrued income taxes, net of income tax refunds receivable, generated $1.3 million in cash. Decreases in accounts receivable balances generated $0.6 million in cash. Increases in prepaid expenses and other assets and decreases in accrued expense and other liabilities, net of increased accounts payable used $0.7 million in cash. Decreases in deferred revenue used $0.9 million in cash due mainly to increased sales.

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

Investing Activities

During the nine months ended September 30, 2012, we used $50.3 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $49.1 million, net of cash acquired. We used $1.2 million in cash for the purchase of property and equipment, an exclusive license and other intangible assets during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we used $1.7 million in cash for investing activities, which consisted mostly of purchases of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012, was $2.0 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset by $30.0 million in repayments during the nine months ended September 30, 2012. We received cash from exercises of stock options of $2.1 million and excess tax benefit on stock options provided $0.9 million. Cash used in financing activities for the nine months ended September 30, 2011 was $17.9 million. Payments on long-term debt used $76.8 million in cash, offset by proceeds from the issuance of debt, net of issuance costs of $56.1 million as a result of the refinancing of our debt in July 2011, see Note 8. Other financing activities during the nine months ended September 30, 2011 included $1.8 million in cash received from stock option exercises and $1.0 million related to the excess tax benefit on stock options.

Dividend Paid

On July 25, 2012 the Board of Directors approved a $0.04 per share or $1.5 million, quarterly cash dividend on our outstanding common stock. The record date was October 1, 2012 and the dividend was paid to shareholders on October 19, 2012.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of September 30, 2012, the blended interest rate on the Credit Facility was 2.5%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of September 30, 2012, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.52:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.71:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,990	$5,992	$21,125	$17,030
Provision for income taxes	3,886	2,920	11,606	8,813
Interest expense, net	451	558	1,439	2,297
Depreciation and amortization	2,838	2,320	7,985	6,987

EBITDA	$15,165	$11,790	$42,155	$35,127
Share based compensation	1,666	1,806	5,300	5,128
Non-cash add backs	162	64	461	137
Restructuring, issuance and cash non-operating costs(2)	(140)	445	(327)	673
Acquisition expenses	—	—	476	94

Adjusted EBITDA(1)	$16,853	$14,105	$48,065	$41,159

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2012.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from operations	$12,449	$9,573	$34,476	$28,785
Depreciation and amortization	2,838	2,320	7,985	6,987
Share based compensation	1,666	1,806	5,300	5,128

Net adjusted EBITDA(1)	$16,953	$13,699	$47,761	$40,900

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP earnings per diluted share	$0.21	$0.16	$0.55	$0.46
Amortization, net of tax	0.05	0.04	0.13	0.11
Share-based compensation, net of tax	0.03	0.03	0.09	0.09

Non-GAAP earnings per diluted share(1)	$0.29	$0.23	$0.77	$0.66

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Recently Issued Accounting Pronouncements

Indefinite-Lived Intangible Assets

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 350, Intangibles – Goodwill and Other, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual testing in the fourth quarter; consequently, the Company is expected to adopt the new standard effective with our current fiscal year end, December 31, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will require retrospective application for all periods presented. We adopted the new standard effective January 1, 2012, which has impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $3.6 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2012, one customer balance accounted for 15.1% of gross accounts receivable. As of December 31, 2011, one customer individually accounted for 16.8% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2012 and 2011, no one customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility and previously, the Amended and Restated Credit Agreement, both fluctuate with either the prime rate or the LIBOR interest rate. At September 30, 2012, the blended rate of interest on our outstanding debt was 2.5%. For each one percent increase in interest rates our interest expense would increase by $0.3 million. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract matured on July 30, 2012. The total fair value of the financial instrument at December 31, 2011 was a liability of approximately $0.2 million. In the three months ended September 30, 2012 there was no gain or loss recognized and in the three months ended September 30, 2011, we recognized losses of $6 thousand. In the nine months ended September 30, 2012 and 2011, we recognized losses of $26 thousand and $0.1 million, respectively. The losses have been included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income.

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

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2012 and December 31, 2011, there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At September 30, 2012, the note balance was approximately $1.3 million. The effect of an immediate 10% strengthening of the U.S. dollar as compared to the Euro would result in a $0.1 million unrealized transaction loss on this note receivable which would be reported in loss (gain) on foreign exchange within our results of operations; however, this would be mitigated by our currency swap. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments are made. The total fair value of the currency swap instrument at September 30, 2012 and December 31, 2011 was $0.2 million and $0.9 million, respectively. For the three months ended September 30, 2012 and 2011, we incurred a loss of $0.1 million and a gain of $0.5 million, respectively, on the currency swap contract. For the nine months ended September 30, 2012 and 2011, we incurred a gain of $40 thousand and a loss of $0.3 million, respectively, on the currency swap contract. The losses and gains on the currency swap are included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

Gains and losses on the intercompany note are included in loss (gain) on foreign exchange in the accompanying condensed statements of income, and were a net gain of $0.1 million and net loss of $0.6 million for the three months ended September 30, 2012 and 2011, respectively. In the nine months ended September 30, 2012 and 2011, we incurred a loss of $29 thousand and a gain of $0.2 million, respectively, on the intercompany note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have previously stated that we do not intend to pay dividends on our common stock. As disclosed in our second quarter 2012 Form 10-Q, our intentions have changed. On July 25, 2012 our Board of Directors approved the declaration of a $0.04 per share quarterly cash dividend on our outstanding common stock. This cash dividend was paid October 19, 2012 to shareholders of our common stock as of the record date, October 1, 2012. We expect this to be a recurring quarterly dividend with future payments and record dates being subject to board approval, however if our financial or operating conditions change, or if we fail to satisfy the restrictive covenants contained in the terms of our Credit Facility that limit our ability to make dividend payments, it may affect our ability to pay this dividend on a quarterly basis or at all.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012(1)	1,720	$0.00	—	—
August 1, 2012 to August 31, 2012(1)	2,815	0.00	—	—
September 1, 2012 to September 30, 2012(1)	240	0.00	—	—

Total	4,775	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: October 30, 2012	By:	/s/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2012	By:	/s/ SCOTT E. LANDERS
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