Form 10-K
period 2012-12-31
Monotype Imaging Holdings Inc.
filed 2013-03-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated  filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2012 was approximately $382,492,726 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 21, 2013 was approximately 37,469,227.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype Imaging Holdings Inc. is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our vision is that our fonts and technologies will empower every word and experience, as we strive to enable the best user experience and ensure brand integrity, regardless of device, platform or language. We help CE device manufacturers, independent software vendors, or ISVs, and creative professionals connect their products, services, content and brands to consumers and businesses everywhere-by enabling content creation, deployment and consumption. Monotype is home to one of the world’s best known collections of type and, along with our custom type services, our offerings allow our customers to express their creativity and brand, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and delivery of high-quality text and our embedded solutions ensure brand integrity by providing for the reproduction of content on any device or platform, as the author intended.

To best serve our customers, our business is organized as follows:

Creative Professional—The focus of our Creative Professional business is to help content creators deliver high-quality, branded communications to global markets across multiple media. Our solutions, which include type, custom design services and tools that enable the creative process, are licensed through direct sales channels, including our e-commerce platforms and indirect sales channels. We work with a wide range of customers, including publishers, agencies, corporations, enterprises, small businesses and individuals.

Our e-commerce websites, including myfonts.com, fonts.com and linotype.com, attracted more than 68 million visits in 2012 from over 200 countries and territories. Our creative tools include a first-of-its kind font rental service through our skyfonts.com website, where customers can try fonts for free and then rent them for as long as needed. In addition, we have made fully functional web fonts available for beautifying web design, improving brand consistency and functionality in areas such as search engine optimization and accessibility. Our web fonts also offer a high level of font display quality through the use of our hand-hinted web fonts, in addition to quick response time when displaying multilingual fonts.

OEM—Our focus is to provide CE device manufacturers and ISVs, together OEMs, with the right type, technology and expertise for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as provide a quality text experience in numerous software applications and operating systems. We combine our proprietary technologies with access to one of the world’s best known type libraries.

Our OEM business meets the needs of two market areas: Printer Imaging, which serves the laser printer market, where our type, technology and expertise have enabled industry leaders to meet evolving technology requirements and printer standards for more than 20 years; and Display Imaging, where our screen imaging technologies are designed to ensure brand integrity, legibility and worldwide language support in a quick, seamless and consistent manner on any display or device. Our Display Imaging business also serves ISVs, including industry leaders who turn to Monotype to support evolving, multi-device, global experiences.

Across our OEM business, our solutions are designed to render fonts quickly and efficiently, as well as to allow our fonts to be tuned for optimal display in different environments. Further, our solutions are engineered to support value-added special effects and advanced features, such as 3D.

Our principal office is located in Woburn, Massachusetts, with regional offices in San Mateo, California; Boulder, Colorado; Elk Grove Village, Illinois; New York City, New York; Belfast, Northern Ireland; Salfords, United Kingdom; London, United Kingdom; Bad Homburg, Germany (Linotype GmbH); Berlin, Germany; Noida, India; Hong Kong, China; Seoul, South Korea; and Tokyo, Japan.

On December 8, 2010, we acquired Ascender Corporation and Font Commerce LLC, together Ascender, a privately held font provider for approximately $11.0 million. The acquisition enabled us to broaden our font intellectual property offerings, strengthen our relationship with key technology vendors and gain significant type design and development talent.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for $49.6 million. We used approximately $24.6 million in cash and borrowed $25.0 million from our revolving Credit Facility. In connection with the merger, on March 14, 2012, Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity that we did not acquire.

Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. Included in the acquisition was the MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also included the Bitstream® type library, Font Fusion® and a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations joined the Company in connection with the acquisition. On December 3, 2012, Bitstream was renamed MyFonts Inc. and on February 23, 2013, Bitstream India Pvt. Ltd. was renamed Monotype Solutions India Private Ltd.

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.5 million in cash upon closing, $0.1 million was accrued pending final adjustments, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. In connection with this acquisition, 13 Design by Front Limited employees joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

Industry Overview and Market Opportunity

Individuals and businesses face a world of unparalleled access to content. News, blogs, social media, photos, videos, movies and television shows can be consumed across a growing number of CE devices as screens and internet connectivity become ubiquitous. For those creating and distributing this content, an important challenge is creating content once and having it distributed seamlessly and consistently to all consumers, in all geographies, regardless of their choice of consumption medium. For device manufacturers, the corollary challenge is creating a way to access and consume that content easily and in the form that the author intended. In both cases, the goal is to provide a great user experience to the consumer. We serve these markets of content creation and distribution and consumption with a range of products, technologies and services that make workflows more efficient, provide a choice of fonts for creativity and language coverage, and result in a great user experience.

Our customers turn to us for comprehensive, powerful and easy-to-use solutions based on our type, technology and expertise. Our Creative Professional and OEM offerings address the needs of three types of customers: content creators; CE device manufacturers; and independent software vendors. These customers use our products to enhance the creation, distribution, display and consumption of digital and print content.

Content Creators

Content creators include Creative Professionals (such as leading corporate brands, graphic designers, advertising agencies, printers, publishers and bloggers) and non-professional creators of content (such as social media users, designers, individual bloggers and self-publishers). Both types of content creators produce digital and/or printed material for distribution, and they seek creative ways to convey meaning and differentiate identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and communications into new markets around the world. Their challenge is ensuring that these branding efforts are consistently reflected in every communication, regardless of media. Digital and print assets need to look the same in print and across the various screens on which a consumer may choose to access the content. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which are independent of a consumer’s operating system and travel with the content to a user’s device for consistent viewing regardless of the environment, and responsive design tools, which allow a designer to create a flexible piece of content that re-scales depending on screen size, are examples of technologies that address the needs of our creative professional customers.

CE Device Manufacturers

CE devices have become content consumption platforms. These devices are marketed globally and increasingly require robust multi-media functionality, as consumers create rich digital content and/or access such content from service providers, over the Internet, as packaged media and from other users. CE device manufacturers must display multi-media content, including text, from these different sources, while being expected to provide a consistent look-and-feel across global CE devices, support worldwide languages, and in many cases support enhanced personalization. As technologies enable media to move seamlessly from one CE device to another, scalable, multilingual type and related display solutions that are optimized for these CE devices, become ever more critical. For example:

•	PC-like rich media functionality has moved to the mobile phone platform and tablets, driving the adoption of robust scalable text on those devices.

•	Digital televisions are incorporating scalable text for menu navigation, content delivery and connectivity.

•	Appliance manufacturers worldwide are adding control panels with enhanced graphical user interfaces to improve the user experience and to provide consumers with additional control and functionality.

•	The automotive industry is quickly moving towards digital displays with complex, worldwide language requirements and improved legibility for driver safety.

•	Electronic publishing and the growth in e-book readers are driving the publishing industry’s need for robust, global text-display solutions.

The market for laser printers and digital copiers is generally more mature than the rest of the CE device market. As a result, the least expensive end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advances such as a larger number of embedded fonts, enhanced control panel functionality, and creating new printing paradigms and services offerings, including mobile printing and managed print services. The increased capabilities are in turn driving the advancement of the printer industry, particularly the laser printer industry in emerging markets such as Asia. Thus, increased reliance by laser printer manufacturers on enhancing technologies to drive value, together with advancing capabilities and functionality of multimedia CE devices, favor comprehensive global text solutions and related screen imaging technologies.

Independent Software Vendors

Similar to CE devices, software solutions are marketed globally. For example, independent software vendors require multilingual text solutions for product user interfaces as well as a range of type to add functionality to their application products. In addition, some software vendors seek to customize their offerings with fonts specific to their solutions. Others, such as game developers, require multiple, distinctive fonts to employ a unique look and feel within their applications.

Independent software vendors are distributing their solutions through multiple channels (including traditional CD-based distribution models, as well as software-as-a-service distribution through cloud-based computing distribution models) and to multiple devices (including PCs, mobile phones, game consoles, tablets and other CE devices). As a result, software vendors require font technologies that allow their solutions to maintain a consistent, high-quality user experience regardless of distribution channel or device screen resolution.

Our Products

We develop end-user and embedded solutions and services that enable the display and printing of high-quality text in all of the world’s major languages, including the following:

Type

•

Comprising the core of our business, the Monotype Libraries are one of the largest and most trusted inventories of type in the world. Included are the continuously expanding Monotype, Linotype, ITC, Ascender and Bitstream typeface collections, which contain more than 18,000 typefaces and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, ITC Franklin Gothic™ and Droid™ typefaces.

•

Our e-commerce websites including myfonts.com, fonts.com and linotype.com, offer thousands of high-quality font products, in some cases more than 150,000, including our own libraries as well as fonts from third parties.

•

Our Fonts.com Web Fonts service, accessible from fonts.com, features more than 20,000 high-quality web fonts for website design. Fonts.com Web Fonts offers a superior range of fonts, language support and workflow capabilities, in addition to multiple licensing options, including subscription plans and self-hosting opportunities. Our hinted Web fonts are designed especially for the online environment, providing Web designers and content developers with type that upholds a high display quality in any browser.

•

Our font solutions for the CE device manufacturers, including our EdgeTM and SmartHintTM technologies, enable precise pixel adjustments to enable fonts to display with optimal quality in suboptimal display environments.

•

Our core sets of fonts for printer manufacturers consist of the PCL® (Printer Command Language) 6 and PostScript® 3 font collections. These fonts are designed for compatibility with Hewlett Packard, or HP, and Adobe Systems Incorporated, or Adobe, font specifications.

•

Our SkyFontsTM product is a revolutionary cloud-based font rental service. With patent-pending technology, SkyFonts provides access to thousands of fully functioning fonts for use within all applications and licensed workstations. Users can try fonts for free and rent a font for as long as needed.

Technology

•	Screen Imaging Technologies

•

Our iType and Font Fusion font scaling engines render high-quality display of text in every major language and in any size on memory-constrained CE devices, including, but not limited to, mobile phones, e-readers, automotive displays, tablets, set-top boxes and digital cameras, and are fully compatible with the industry-standard TrueType® and OpenType® font formats.

•	Our iType Connects plug-ins streamline the process of integrating iType by providing a pre-integrated solution for common CE platforms.

•

Our WorldType Layout Engine enables CE devices to accurately compose, position and render multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	Our WorldType Shaper product provides customers with existing layout systems the ability to integrate intelligent shaping and bi-directional capabilities to support complex scripts.

•

Our Edge rendering technologies preserve the look of high-quality text on a wide range of displays, even at small text sizes. Resolution and display technology such as LCD or e-paper can significantly affect the visual display of rendered text. Edge Technology encompasses Edge Tuner, the ability to “tune” the rendered output, and Edge Hinting, a method for fine-tuning individual characters. Edge Tuning and Edge Hinting help customers achieve superior visual results using scalable fonts in a low memory footprint.

•

Our Edge360TM technology brings advanced textual effects to 2D and 3D user interfaces, applications and games. For example, text can be zoomed in and out very quickly without having to re-render the text at the end of the zoom process. Text can be rotated in three dimensions—all while retaining clarity throughout the process.

•

Our SmartHint technology maintains the clarity of East Asian stroke-based fonts at any size. At small sizes, SmartHint technology preserves spatial relationships and removes strokes, if necessary, without changing the meaning of characters.

•

Our Type Enhancements for Android® products bring rich, high-quality text and worldwide language support to Android 4.0 devices. OEMs are able to meet a wide range of requirements, including the ability to deliver crisp, readable text in multiple languages, superior web browsing experiences and end-user personalization through user-selected fonts.

•

Our FlipFontTM mobile font download solution allows users to personalize and enhance their phones, making them more appealing and fun to use. FlipFont lets users easily connect to an online selection of fonts, choose a typeface to use within the phone’s user interface, purchase the font, and safely download and install it.

•	Printer Imaging Technologies

•	Our UFST® font scaling engine, or Universal Font Scaling Technology, and our MicroType® font compression technology are our primary solutions for laser printer manufacturers. Our font scaling engine and font compression technologies are compatible with virtually all font formats and industry standards, including the PostScript and PCL printing languages. We currently license UFST and MicroType to 49 laser printer manufacturers worldwide.

•

Our page description language, or PDL, software offerings and complete solutions enable printer manufacturers to simplify product development, achieve faster time to market and enhance their ability to manage overall controller development costs.

•	Our printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•	Creative Tools

•

Unique to our Fonts.com Web Fonts service, a selection of desktop fonts may be downloaded each month by professional-tier subscribers for creating website mockups, and users of our SkyFonts product can test fonts for free and rent fonts for as long as they need during the design process.

•

Our web fonts extension for Adobe® Photoshop® version CS5 or higher enables users to proof and prototype their work without leaving their application. The extension allows the use of our high-quality web fonts for greater quality and accuracy, and is accessible within the Photoshop canvas.

•	Our FontGazerTM plug-in allows users to search, purchase and install new typefaces without having to close or turn away from an open Adobe InDesign® file.

•

Our TypecastTM application is a comprehensive typographic toolbox in one easy-to-use, browser-based application. As creative professionals create websites, they are able to make precise adjustments to web fonts and employ distinguishing features such as ligatures, old-style figures and swash characters using simple visual controls all within the browser; no coding is required.

•	Font Management

•	Our FontExplorer® X Pro and FontExplorer X Server font management solutions provides powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

•	Our Fontwise® product is a comprehensive font license management solution that allows creative and business professionals to audit, manage and purchase font licenses.

Expertise

•

Our Monotype Studio provides expert consultation and custom type design services to help customers articulate their distinctive brand value through type. We have strong relationships with a broad network of highly talented font designers. Working directly with clients and through branding agencies, our type design experts have developed the branding fonts used by many Fortune 1000 companies.

Competitive Strengths

We are a leading global provider of type, technology and expertise that enable the best user experiences and ensure brand integrity. Our core strengths include:

Type. Our Monotype Libraries comprised of the Monotype, Linotype, ITC, Ascender and Bitstream type collections, are one of the world’s best known inventories of type. We are continuously expanding our selection of fonts from some of the world’s greatest type designers, and today we offer more than 18,000 typeface designs, including a rich blend of timeless classics and innovative modern designs, which support more than 200 Latin and non-Latin languages. For example, our hinted web fonts provide web designers and content developers with type that displays with high quality in any browser. Our hinting and rendering technologies for CE devices ensure high-quality display on any screen, regardless of text size or language used. Our solutions for printer manufacturers ensure high-quality output and flexibility to meet specific requirements.

Technological and Intellectual Property Leadership. By combining our proprietary technologies with the extensive Monotype Libraries, we have become a leading global provider of type, technology and expertise. Our technologies play a key role in enabling us to deliver unique, flexible and comprehensive solutions to our customers, and we continue to invest in extending our technology and market leadership positions. For example, we leverage our unique hinting and cloud-based font distribution technologies to deliver a high-quality user experience on the web with web fonts. We also continue to extend our patented Edge technology to enable our OEM customers to ensure highly tuned text display across all of their devices and to explore the use of type in 3D environments to enrich the user experience. On the market side, we are leveraging our extensive expertise to study how vehicle and device manufacturers can improve the usability of their products and lessen the potential for driver distraction. As a result of these continued efforts, we now offer the Monotype Portfolio for Automotive which is a unique combination of type, technology and expert consultation to the automotive industry.

Expertise, Experienced Leadership and Employee Base. Our expertise in font design and font engineering provides us with a foundation of strength to meet the challenges inherent in today’s consumer environments. Our Monotype Studio is home to some of the world’s top type designers, who provide expert consultation and custom type design services to help customers articulate their distinctive brand values through type. Our Monotype Studio experts work closely with customers to achieve such goals as developing successful brand identities, expanding brands into global markets and managing the consistent use of a brand across an organization. Our employee base, including our senior management, are some of the world’s most experienced professionals in the typographic community and software industries. Many of the members of our sales, engineering and support staff have been with us since we began serving creative and business professionals, and OEMs. As a result, there is significant continuity between our team and our key customers.

Established Relationships with Market Leaders. We benefit from established relationships with our customers, many of which date back 20 years or more, particularly our relationships with OEM printer manufacturers. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the CE device space, we provide technologies to market leaders such as Microsoft, Google, Apple and Amazon. In the laser printer market our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming to replace these solutions. Our Creative Professional customers include major international media, publishing and marketing solutions companies, such as Gannett, large publishers and major design firms.

Global and Multi-Channel Presence. In 2012 and in 2011, 47.5% and 53.9% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the United Kingdom, Germany, China and Japan. Our customers are located throughout the world, and we have built an extensive customer base of creative and business professionals to whom we license fonts. Our websites including myfonts.com, fonts.com, and linotype.com provide us with a substantial online presence offering more than 150,000 unique font products. Our technologies and font IP are crucial to our OEM customers who manufacture high-volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages and we have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumption of CE devices, and we have over 20 years of experience partnering with leading Asian companies such as Ricoh, Toshiba and Kyocera Mita.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our OEM customers. In addition, our revenues are highly predictable because of our established relationships with OEM customers and due to quarterly royalty reports we receive from those customers. Other revenue contracts have renewable term licenses, and in the Creative Professional market, our web font services is primarily a subscription-based model providing a recurring stream of revenue. In addition, the high volume of low-dollar web transactions runs at a predictable rate which together lends to an overall recurring and predictable revenue base of approximately 85% of our total revenue. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate, due primarily to the tax deductibility of Linotype goodwill, which increases our cash flows. We have low capital requirements, which drive high returns on invested capital.

Our Strategy

From content creation to consumption, we strive to be the first place to turn for the type, technology and expertise that enable the best user experiences and ensure brand integrity, regardless of device, platform or language. Following are the key components of our strategy:

Creative Professional

Build a Bridge for the Creative Professional as Publishing Needs Shift from Print to Mobile, Web and Applications. Our focus is to help customers succeed as publishing environments become more complex, while building strategic, long-term relationships. To remain competitive, customers such as publishers, agencies and corporations are diversifying to support a broad range of content publishing environments, including the web, mobile devices, applications as well as print. We provide a comprehensive selection of typeface designs, custom typefaces, worldwide language support, and fonts that are tuned to display in the highest quality, regardless of the output medium. Our licensing options provide flexible coverage to meet our customers’ unique and evolving requirements.

Position and Deliver our Solutions to Fulfill Evolving Requirements. The cornerstone of our e-commerce business is the Monotype Library, which comprises individual collections from Monotype, Linotype, ITC, Ascender and Bitstream, in addition to fonts from independent foundries and individuals. These fonts are licensed to creative professionals and casual users through our e-commerce sites, including myfonts.com, fonts.com, linotype.com and skyfonts.com, which is based on a revolutionary business model that comprises free trialing of fully functional fonts that can be rented for as long as necessary. Our strong online presence, which represents more than 150,000 fonts, also includes access to web fonts, where our inventory of more than 20,000 high-quality web fonts continues to grow. We are continually enhancing our web font services to meet evolving requirements, such as designing high-quality websites using our Typecast™ application. In 2012, our websites attracted more than 68 million visits from over 200 countries and territories. In addition to e-commerce channels, fonts from our libraries as well as custom fonts are also licensed through our direct and indirect sales channels.

OEM

Display Imaging

Develop Innovative Solutions to Optimize the Deployment and Consumption of Text on all Digital Displays. Through our type, technology and expertise, we strive to enhance digital lifestyles, regardless of media or platform. Whether off-the-shelf or customized, our solutions are designed to help customers maintain brand integrity by incorporating text that is highly legible, brand faithful and supports the world’s languages.

Increase Penetration of our Technologies and Fonts into High-Growth CE Device Categories. Our technologies and fonts are increasingly vital to the mass-market success of device categories such as mobile phones, e-book readers, tablets, automotive displays, digital cameras and navigation devices. We have an established base of customers in these categories, and we will seek to expand within existing accounts as new models are added, or as new product lines are introduced. We intend to continue to pursue new design wins, in addition to emerging devices, such as next-generation in-vehicle displays.

Printer Imaging

Leverage Our Long-Term Relationships. We constantly strive to strengthen these relationships by continuing to work closely with OEMs to fulfill unique, evolving requirements, such as providing value-added solutions that reduce cost or capitalize on new printing paradigms. For example, using our flexible, high-performance printer driver tool kits that support popular operating systems, OEMs can integrate and customize robust printing capabilities in order to gain a competitive edge. Our flexible architecture, support for multiple print languages and extensive use of common code enables manufacturers to speed products to market while reducing development time and costs. Using our solution to support multiple page description languages, in combination with our fonts and drivers, provides a more complete solution. By providing additional technologies and fonts, we seek to increase our value to customers and to expand our presence within our existing customer base.

Extend our Leadership Position with Enhanced Technologies. While the laser printer market has been growing at a slower pace than the market for other CE devices, we have historically sustained consistent growth by anticipating and rapidly adapting to changes in the market. For example, we support the increased font offering that is part of Microsoft® Windows® operating systems, and fonts to support global and cloud printing. As laser printers evolve from analog and monochrome to digital and color printers and to multi-function peripherals, we also enhanced our existing compression technologies and imaging tools to maintain the high-quality rendering of printed text in these new CE devices. Going forward, we intend to expand our offerings to provide additional technologies to the laser printer market, while leveraging our extensive experience and long-standing customer relationships.

We will also seek to:

Expand and Deepen our Global Presence, Particularly in Asia. We intend to drive our revenue growth by leveraging our knowledge of global markets and through our global operations. We believe that economic growth in Asia will further the demand throughout Asia for our solutions. Through this organic expansion and possible acquisitions, we intend to increase our ability to service CE device manufacturers and content creators throughout the world, as significant growth opportunities exist in these markets.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to selectively pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for our solutions is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. On October 29, 2012, we acquired Design By Front Limited, a privately held web strategy, design and technology studio. On March 19, 2012, we acquired Bitstream Inc., a publicly owned Delaware corporation primarily known for its myfonts.com website, in addition to the widely used WhatTheFontsm identification service. In 2010, we acquired Ascender Corporation, a privately held font provider with long-standing relationships with several leading brands including Google and Microsoft.

Our Customers

We are committed to serving the typographic needs of our customers. In today’s global marketplace, where brands and technologies cross borders and industries seemingly in nanoseconds, we remain a trusted source for creative professionals, enterprises, application developers, device manufacturers and others who value and desire the highest-quality type available. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. Our Creative Professional customers include branding and design agencies, as well as leading marketers and publishers. The OEM market consists of both CE device manufacturers and independent software vendors. In 2012, 2011 and 2010 our revenue in these two markets was as follows (in thousands):

	2012		2011		2010
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$51,751	35%	$31,556	26%	$26,659	25%
OEM	98,110	65%	91,656	74%	80,000	75%

Total	$149,861	100%	$123,212	100%	$106,659	100%

Our solutions are embedded in a broad range of CE devices and are compatible with most major operating environments and those developed by CE device manufacturers. We partner with operating system and software application vendors Microsoft, Google, Apple, Oracle and Access, and have made our patented iType scalable font engine available as a plug-in for open source Linux® environments. Additionally, we are an active participant in the development of industry standards which pave the way for emerging capabilities, such as e-book fonts that support advanced typographic and styling capabilities across devices. We are active in the development of various technology standards, including the EPUB e-book standard, hardware accelerated vector graphic (Khronos Group), Java ME platforms for mobile devices (JSR-271 and JSR-287), DVB Multimedia Home Platform, OMA Rich Media Environment, MPEG video compression, and core font technology standardization at the ISO/IEC. We also serve as the chair of the W3C Web Fonts Working Group, demonstrating our commitment of ensuring that industry standards effectively support fonts and font technologies, ultimately bringing to end users the highest level of text quality, performance and flexibility.

Our customers are among the world’s leading CE device manufacturers and creative and business professionals, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	eight of the top ten mobile phone manufacturers including Nokia, Motorola, Sony Ericsson, ZTE and RIM;

•	major software companies including Microsoft, Google and Apple;

•	other multinational corporations such as UBS, Barclays Bank, Lloyds TSB, Sony Computer Entertainment of America, Nintendo, Activision, Tivo, Ubisoft, Adidas and Nike;

•	major international media and marketing solutions companies including Gannett;

•	e-book readers, including Amazon and Kobo;

•	digital camera manufacturers;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp;

•	many of the top automotive brands including Honda, Ford, Hyundai; and

•	major home appliance manufacturers.

In 2012, 2011 and 2010, our top ten licensees by revenue accounted for approximately 41.0%, 46.0% and 50.8% of our total revenue, respectively. In 2012, 2011 and 2010, no one customer accounted for more than 10% of our total revenue.

Sales and Marketing

Our Creative Professional sales representatives directly target prospective clients, primarily publishers, agencies and corporate customers. Our e-commerce websites, myfonts.com, fonts.com, linotype.com and skyfonts.com, drive sales from professional and casual users. Our web font services offer web fonts by subscription or through self-hosting options to provide for the ability to use fonts in web page design. Our OEM sales efforts are focused primarily on establishing relationships with leading CE device manufacturers and independent software vendors with whom we seek to establish long-term relationships.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our solutions. We promote our solutions through a combination of web content, social media outlets, public relations activities, opt-in e-mail newsletters, blogs, editorial articles, brochures, print advertising, case studies, collateral, speaking engagements, special events, exhibitions, educational programs, and attendance and participation at industry conferences and trade shows. Our e-commerce websites, myfonts.com, fonts.com, linotype.com and skyfonts.com are also promoted through a combination of affiliate programs, search engine optimization, e-mail marketing and crowdsourcing opportunities.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; San Mateo, California; Boulder, Colorado; Belfast, Northern Ireland; Salfords, United Kingdom; Bad Homburg, Germany; Noida, India and Hong Kong, China.

In 2012, 2011 and 2010, we incurred research and development expenses of $18.0 million, or 12.0% of sales, $16.5 million, or 13.4% of sales and $15.4 million, or 14.4% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 18 patents and have 17 patents pending with the U.S. Patent and Trademark Office. Some of our most important patents are related to our subpixel rendering technology, our ACTTM compression technology and dynamic subsetting technology. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our font libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including FreeType, which is an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with printer driver provider Software Imaging, PDL provider Zoran and font management software vendors Extensis and Insider Software. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2012, we employed 335 persons. In addition, we have an exclusive relationship with a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	119	36%
Research and development	152	45%
General and administration	64	19%

Total	335	100%

None of our employees or consultants is represented by a union or covered by a collective bargaining agreement. Our Linotype employees are represented by a works council. This works council has the right to participate in certain decisions by Linotype, including operational changes, such as relocation of the business or change of control transactions, and social matters such as wages and salaries and working hours. We believe that our relations with our employees and consultants are good.

Segment Information

Information concerning revenue from our two principal markets for the last three years may be found in Note 15 to our consolidated financial statements. We do not allocate expenses and assets to our two principal markets, Creative Professional and OEM, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. Further information about our principal markets and segment information, including geographic revenue, may be found in Note 15 to our consolidated financial statements.

Corporate and Investor Information

We maintain a website at http://www.monotype.com. We make available on our website documents describing our corporate governance and our Code of Business Conduct and Ethics. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we have filed by visiting the SEC’s public reference room at 100 F Street, NE., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also inspect our SEC reports and other information at the offices of the Financial Industry Regulatory Authority, 1735 K Street, N.W., Washington, D.C. 20006.

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

We derive a substantial majority of our revenue from the licensing of our type and technologies to OEMs. For the years ended December 31, 2012, 2011 and 2010, our top ten licensees by revenue accounted for approximately 41.0%, 46.0% and 50.8% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

If Hewlett Packard or Adobe were to discontinue their use of our solutions in their products, our business could be materially and adversely affected.

Because of their market position as industry leaders, the incorporation by Hewlett Packard, or HP, of our solutions in its laser printers and the incorporation of our solutions by Adobe in its PostScript product promote widespread adoption of our technologies by manufacturers seeking to maintain compatibility with HP and Adobe. If HP or Adobe were to stop using our solutions in their products, the market acceptance of our technologies by other CE device manufacturers would be materially and adversely affected, and this would in turn adversely affect our revenue.

We face pressure from our customers to lower our license fees and, to the extent we lower them in the future, our revenue may be adversely affected.

The CE device markets are highly competitive and CE device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our type and technologies are a component incorporated into CE devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. In addition, our Creative Professional business is increasingly comprised of recurring revenue, including SaaS subscription-based licensing models. We have in the past, and may in the future, need to lower our recurring license fees, either immediately or over time, to preserve customer relationships or extend use of our type or technologies. To the extent contractual license fees for any particular customer are lower in the future, we cannot be certain that we will be able to achieve related increases in the use of our technologies or other benefits to fully offset the effects of these adjustments.

If we are unable to further penetrate our existing markets or adapt or develop our type or technologies, our business prospects could be limited.

In our Creative Professional business, we expect that our future success will depend, in part, upon our ability to successfully penetrate both the desktop and digital publishing markets through our relationships with our e-commerce, business enterprise, agency and publishing customers. To date, we have penetrated only some of these markets. In our OEM business, we expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence. Demand for our solutions in any of these developing markets may not develop or grow, and a sufficiently broad base of Creative Professional and OEM customers may not adopt or continue to use products that employ our solutions. Because of our limited experience in some of these markets, we may not be able to adequately adapt our business and our solutions to the needs of these customers.

Our success depends on the existence of a market for CE devices that incorporate our type and technologies.

•	Our revenue depends in large part on market demand for solutions that enable CE devices to render high-quality text.

The CE device market is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new platform and product introductions. If the need for laser printers and other CE devices utilizing our technology were to decrease or if current models of these products were replaced by new or existing products for which we do not have a competitive solution or if our solutions are replaced by others that become the industry standard and we are not able to develop technologies to build on such industry standards, our customers may not purchase our solutions and our revenue would be adversely affected. For example, if graphical device interface, or GDI, printers increased their already dominant position and replaced more page description language, or PDL, printers, our revenue would be adversely affected. Similarly, if the Android platform, for example, increases market share in the mobile phone industry and we are not able to develop additional solutions to build on such platform, our revenue would be adversely affected.

•

The market for laser printers is a mature market growing at a slower rate than other markets in which we operate. To the extent that sales of laser printers level off or decline, our licensing revenue may be adversely affected.

A significant portion of our revenue in 2012, 2011 and 2010 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. In both 2011 and 2009, the laser printer market experienced a decline and our revenue was adversely affected. If sales of printers incorporating our solutions level off, or decline, then our licensing revenue may be adversely affected.

•

Our licensing revenue depends in large part upon OEMs incorporating our type and technologies into their products, and if our solutions are not incorporated in these products or fewer products are sold that incorporate our solutions, our revenue will be adversely affected.

Our licensing revenue from OEMs depends upon the extent to which these OEMs embed our type and technologies in their products. We do not control their decision whether or not to embed our solutions into their products, and we do not control their product development or commercialization efforts. If we fail to develop and offer solutions that adequately or competitively address the needs of the changing marketplace, OEMs may not be willing to embed our solutions into their products. The process utilized by OEMs to design, develop, produce and sell their products is generally 12 to 24 months in duration. As a result, if an OEM is unwilling or unable to embed our solutions into a product that it is manufacturing or developing, we may experience significant delays in generating revenue while we wait for that OEM to begin development of a new product that may embed our solutions. In addition, if OEMs sell fewer products incorporating our solutions, our revenue will be adversely affected.

Our operating results may fluctuate based upon an increase or decrease of market share by CE device manufacturers to whom we license our type or technologies.

The terms of our license agreements with our CE device manufacturers vary. For example, we have fixed fee licensing agreements with certain customers, some of which may decline over time. If these customers, some of whom are instrumental in setting industry standards and influencing early adoption of platforms or technology incorporating our solutions, were to increase their share of the CE device market, under the terms of these agreements there would not be a corresponding increase in our revenue. Any change in the market share of CE device manufacturers to whom we license our type or technologies is entirely outside of our control.

Risks Related to Our Type, Technology and Expertise

If we fail to develop and deliver innovative type and technologies in response to changes in our industry, including changes in consumer tastes or trends, our revenue could decline.

The markets for our type, technology and expertise are characterized by rapid change and technological evolution and are intensely competitive and price sensitive. Our future success depends, to a great extent, on our ability to develop and deliver innovative type and technologies that are widely adopted in response to changes in our industry, that are compatible with the solutions introduced by other participants in our industry and for which our customers are willing to pay competitive prices. We rely on the introduction of new or expanded solutions with additional or enhanced features and functionality to allow us to maintain our value in the face of downward pressure on our pricing resulting from efforts by our Creative Professional and OEM customers to reduce costs. We may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. For example, our customers are participating in an increasingly global marketplace and we need to ensure our global type offering and related technologies meet these needs. Our failure to deliver such innovative type and technologies that allow us to stay competitive and for which we can maintain our pricing would adversely affect our revenue.

Open source software may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

Open source refers to the free sharing of software code used to build applications in the software development community. Individual programmers may modify and create derivative works and distribute them at no cost to the end-user. To the extent that open source software that has the same or similar functionality as our technologies is developed or gains market share, demand for our technologies may decline, we may have to reduce the prices we charge for our technologies and our results of operations may be negatively affected. In addition, open source type software has become more widely available and to the extent such type is widely adopted, the demand for our type offerings may decrease and our revenue could be adversely affected.

Current and future industry standards may limit our business opportunities.

Various industry leaders have adopted or are in the process of adopting standards for CE devices that incorporate, or have the potential to incorporate, our technologies. In addition, standards applicable to web-based development and distribution, such as web publishing platforms, are evolving. Although we have made some efforts, where applicable, to have our solutions adopted as standards by industry market leaders, these efforts have been limited and we do not control the ultimate decision with respect to whether our solutions will be adopted as industry standards in the future or, to the extent they are adopted, whether and for how long they will continue as such. If industry standards adopted exclude our solutions or we are unable to be compatible with such adopted solutions, we will lose market share and our ability to secure the business of customers subject to those standards will be adversely affected. Costs or potential delays in the development of our solutions to comply with such standards could significantly increase our expenses and place us at a competitive disadvantage compared to others who comply faster or in a more cost efficient way or those whose solutions are adopted as the industry standard. We may also need to acquire or license additional intellectual property rights from third parties which may not be available on commercially reasonable terms, and we may be required to license our intellectual property to third parties for purposes of standards compliance.

The success of our business is influenced by the interoperability of our solutions with a variety of CE devices and software applications and operating systems.

To be successful we must design our type and technologies to interoperate effectively with a variety of CE devices, software applications, operating systems and content creation platforms. We depend on the cooperation of CE device manufacturers with respect to the components integrated into their devices, such as PDLs, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. Content creation platforms are evolving rapidly. To the extent our fonts and font technologies are less relevant, or incompatible, our business would be adversely affected.

Our type and technologies compete with solutions offered by some of our customers, which have significant competitive advantages.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Adobe is a significant licensee of our fonts, but Adobe is also a competitor with respect to the licensing of technologies and fonts. To the extent that Adobe or our other customers choose to utilize competing solutions they have developed or in which they have an interest, rather than utilizing our solutions, our business and operating results could be adversely affected. Adobe also offers broader product lines than we do, including software products outside of the type markets that provide Adobe with greater opportunities to bundle and cross-sell products to its large user base. To the extent our customers were to offer type or technologies comparable to ours at a similar or lower price, our revenue could decline and our business would be harmed.

Our business is dependent in part on type and technologies we license from third parties and these license rights may be inadequate for our business.

Certain of our solutions are dependent in part on the licensing and incorporation of technologies from third parties, and we license a substantial number of fonts from third parties. For example, we have entered into license agreements with AGFA Gevaert N.V. under which we have acquired rights to use certain color technology. We also have license agreements with Microsoft, Adobe and others under which we license certain fonts, and our e-commerce sites, including MyFonts, rely upon the license of type from third parties. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. If any of the technologies we license from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the technologies or fonts we license are subject to infringement claims, then we may incur substantial costs in replacing the licensed technologies or fonts or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement technology and fonts may not be available for license on commercially reasonable terms, or at all, which could subject us to claims by our customers for breach of the terms of our agreements with them.

Our business and prospects depend on the strength of our brands, and if we do not maintain and strengthen our brands, we may be unable to maintain or expand our business.

Maintaining and strengthening the brand of the Monotype Libraries and our other brands is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our type, technology and expertise. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence and relationships with third-party type and technology providers. For example, we will need to ensure our type and technologies are as relevant for the evolving digital publishing needs of our Creative Professional customers. If we fail to adapt to changing consumer preferences or if we introduce solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

If we fail to adequately protect our intellectual property, we could lose our intellectual property rights, which could negatively affect our revenue or dilute or undermine the strength of our brands.

Our success is heavily dependent upon our ability to protect our intellectual property which includes our type and technologies. To protect our intellectual property, we rely on a combination of United States and international patents, design registrations, copyrights, trademarks, trade secret restrictions, EULAs, and the implementation and enforcement of nondisclosure and other contractual restrictions. Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be extremely costly. For example, our ability to enforce intellectual property rights in the actual design of our fonts is limited.

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

Our EULA generally permits the embedding of our fonts into an electronic document only for the purpose of viewing and printing the document, but technologies, including those related to web-based fonts, may exist or may develop which allow unauthorized persons who receive such an embedded document to use the embedded font for editing the document or even to install the font into an operating system, the same as if the font had been properly licensed. Unauthorized use of our intellectual property or copying of our fonts may dilute or undermine the strength of our brands. Also, we may be unable to generate revenue from products that incorporate our type or technologies without our authorization. Monitoring unauthorized use of our solutions is difficult and expensive. A substantial portion of the CE devices that require type or related technologies are manufactured in China. We cannot be certain that the steps we take to prevent unauthorized use of our intellectual property will be effective, particularly in countries like China where the laws may not protect proprietary rights as fully as in the United States.

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us relating to intellectual property rights.

Disputes and litigation regarding the ownership of technologies and fonts and rights associated with solutions such as ours are common, and sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. Third parties have from time-to-time claimed, and in the future may claim, that our products and services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners pursuant to any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements, and we may not be able to obtain such agreements at all or on terms acceptable to us. We have been in the past involved in litigation with third parties, including Adobe, to defend our intellectual property rights and have not always prevailed.

Certain component technologies in our solutions may be subject to open source licenses, which may restrict how we use or distribute our technologies or require that we release the source code of certain technologies subject to those licenses.

Certain open source licenses, such as the GNU Lesser General Public License, require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary technologies, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary technologies are not combined with, or do not incorporate, open source software in ways that would require our proprietary technologies to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. While our end-user license agreement, or EULA, prohibits the use of our technologies in any way that would cause them to become subject to an open source license, our customers could, in violation of our EULA, combine our technologies with technologies covered by an open source license.

In addition, we rely on multiple software engineers to design our proprietary technologies. Although we take steps to ensure that our engineers do not include open source software in the technologies they design, we may not exercise complete control over the product development efforts of our engineers and we cannot be certain that they have not incorporated open source software into our proprietary technologies. In the event that portions of our proprietary technologies are determined to be subject to an open source license, we might be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our solutions. Also, our ability to market our type and technologies depends in part on the existence of proprietary operating systems. If freely distributed operating systems like Linux become more prevalent, the need for our solutions may diminish and our revenue could be adversely affected. Finally, in the event we develop technologies that operate under or are delivered under an open source license, such technologies may have little or no direct financial benefit to us.

Risks Related to Our Business Operations

A prolonged economic downturn could materially harm our business.

Our ability to generate revenue is affected by the level of business activity of our Creative Professional and OEM customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad, or increased oil prices, could cause a decrease in consumer and/or business spending on computer hardware and software, and CE devices in general, and could negatively affect the rate of growth of CE device markets or of adoption of CE devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for fonts and font technologies could decline, and our revenue and profitability could be materially and adversely impacted.

Software licensing models are evolving and if we are not able to make our fonts and font technologies available under these models, our business prospects could suffer.

New licensing and business models are evolving in the software industry. For example, a company may provide software applications, data and related services over the Internet, using primarily advertising or SaaS revenue models. Recent advances in computing and communications technologies, and specifically a growth in the demand for web-based fonts that integrate seamlessly with all web browsers and operating systems, have made this model viable. As software licensing models evolve, we may not be successful in adapting to these new business models and our business prospects could suffer.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenue from our business could suffer.

We face significant competition in the market for type and related technologies. We believe that our most significant competitive threat comes from companies that compete with some of our specific offerings. Those competitors currently include Adobe, Software Imaging, Extensis, Insider Software, FreeType and local providers of solutions whose products are specific to a particular country’s language. We also compete with the internal resources of our customers to whom we license our solutions, most of which have greater financial, technical and other resources than we do. Similarly, we also face competition from font foundries, font-related websites and independent professionals.

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

Further, many of the devices that incorporate our solutions also include technologies and fonts developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our solutions and introduce new high-quality solutions to meet the wide variety of competitive pressures. Our ability to generate revenue from our business could suffer if we fail to do so successfully.

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in six foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2012, 2011 and 2010, approximately 47.5%, 53.9% and 62.8%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

We are subject to the risks of conducting business internationally, including:

•

our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent that the United States does, which increases the risk of unauthorized and uncompensated use of our type or technologies;

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

We intend to selectively pursue complementary acquisitions, strategic partnerships, including relationships with creative agencies, and third party intellectual property licenses to accelerate our time to market, penetrate new geographies and expand our offering. Execution of our strategy relies on finding and closing partnerships and/or acquisitions that fit with our business and that meet our financial expectations. To the extent that we are unable to identify appropriate opportunities and close deals on acceptable financial terms, we may face hurdles in executing portions of our strategy. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We rely on the manufacturers to whom we license our type and technologies to accurately prepare royalty reports for our determination of licensing revenue and if these reports are inaccurate, our revenue may be under-, or over-stated and our forecasts and budgets may be incorrect.

Our license revenue is generated primarily from royalties and recurring revenues paid by customers who license our type and technologies. Under these arrangements, our customers typically pay us a fee based on usage of our solutions and we rely on our licensees to accurately report their usage. We calculate our license fees, prepare our financial reports, projections and budgets and direct our licensing and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting accurately. We have implemented an audit program of our licensees’ records, but the effects of this program may be limited as audits are generally expensive and time consuming, and initiating audits could harm our relationships with licensees. In addition, our audit rights are contractually limited. To the extent that our licensees understate or fail to report their usage of their solutions, we will not collect and recognize revenue to which we are entitled. Alternatively, we may encounter circumstances in which a customer may notify us that it previously reported inaccurate usage. In such cases, we may be required to give our licensee a credit which would result in a reduction in revenue in the period in which a credit is granted, and such a reduction could be material.

Parties from whom we license fonts or components of our technology may challenge the basis for our calculations of the royalties due to them.

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

We have incurred and will incur significant costs, and have and could experience internal resources constraints, associated with the evaluation of and compliance with evolving corporate governance, reporting and other requirements, including requirements under the Sarbanes-Oxley Act and the Massachusetts data protection laws, as well as rules implemented by the SEC, and the NASDAQ Global Select Market. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect that the rules and regulations applicable to us could cause our legal and financial compliance costs to increase and could make some activities more time-consuming and costly. In addition, in the current public company environment, officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. This could negatively impact our future success.

Our quarterly results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	general economic conditions;

•	demand for CE devices that include our solutions;

•	demand for our fonts and custom font design services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of type and technology offered by us and our competitors;

•	price reductions by us or our competitors or changes in how type and related technologies are priced;

•	the mix of solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by licensing our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like;

•	timing of billings to customers on royalty reports received by us under our licensing agreements; and

•	our ability to hire and retain qualified personnel.

A substantial portion of our quarterly revenue is based on actual shipments by our customers of products incorporating our solutions in the preceding quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our customers is outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is limited. Our revenue also varies from quarter-to-quarter as a result of variances on the timing of transactions through our e-commerce websites. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, Chief Executive Officer, has been with the Company and its predecessor in various senior management roles for 31 years. Mr. Shaw has been critical to the overall management of the Company, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

•

requiring a significant portion of our cash flow from operations to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for other purposes; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	general market or economic conditions, including factors unrelated to our operating performance or the operating performance of our competitors; and

•	other risks and uncertainties described in these “Risk Factors”.

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

We currently pay dividends on our common stock, but there is no guarantee that this will continue.

Beginning in the third quarter of 2012, our Board of Directors approved a dividend to shareholders of our common stock. We expect this to be a recurring quarterly dividend with future payments and record dates being subject to board approval, however if our financial or operating conditions change, or if we fail to satisfy the restrictive covenants contained in the terms of our Credit Facility that limit our ability to make dividend payments, it may affect our ability to pay this dividend on a quarterly basis or at all.

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

We also maintain eleven additional leased facilities in San Mateo, California; Boulder, Colorado; Elk Grove Village, Illinois; New York City, New York; Salfords and London, United Kingdom; Berlin, Germany; Noida, India; Tokyo, Japan; Hong Kong, China and Seoul, South Korea. These additional offices occupy approximately 25,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

	High	Low
Period 2012:
First Quarter	$15.97	$13.73
Second Quarter	16.77	13.08
Third Quarter	16.54	12.56
Fourth Quarter	16.21	13.79
Period 2011:
First Quarter	$14.50	$10.98
Second Quarter	15.23	12.87
Third Quarter	14.54	10.10
Fourth Quarter	16.79	11.24

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $20.87 on February 21, 2013.

Holders

As of February 21, 2013, there were approximately 194 holders of record of our common stock.

Dividends

Our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock on both July 25, 2012 and October 24, 2012. We anticipate paying cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 12, 2013, our Board of Directors declared a $0.06 per share quarterly cash dividend on our outstanding common stock. There were no dividends declared in the first two quarters of 2012 or during 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2012. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	4,032,433	$10.00	2,176,457
Equity compensation plans not approved by security holders (2)	206,969	$12.05	370,622

Total	4,239,402	$10.10	2,547,079

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.
(2)	Options issued in connection with our 2012 acquisition of Bitstream Inc. and 2010 acquisition of Ascender under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. 35,477 shares of restricted stock were also issued in connection with the Design By Front Limited acquisition. 15,648 shares of restricted stock were also issued in connection with the Bitstream Inc. acquisition. 53,763 shares of restricted stock were also issued in connection with the Ascender acquisition.
(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2012.

Listing Requirements

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer Index assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2007 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

On November 1, 2012 in connection with the Company’s acquisition of Design By Front Limited, we issued an aggregate of 35,477 shares of our restricted common stock as inducement awards to thirteen employees of Design By Front who became employees of the Company. On March 19, 2012, in connection with our acquisition of Bitstream Inc., we issued an aggregate of 15,648 shares of restricted common stock and 44,273 non-qualified stock options as inducement awards to thirteen Bitstream employees who became employees of the Company. These issuances were made in compliance with NASDAQ Marketplace Rule 5635(c) and in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

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

Issuer Purchases of Securities

Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Stock Plan, or 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. The following table provides information about purchases by the Company during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	$0.00	—	—
November 1, 2012 to November 30, 2012	—	0.00	—	—
December 1, 2012 to December 31, 2012(1)	12,126	0.00	—	—

Total	12,126	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2009 and 2008, and as of December 31, 2010, 2009 and 2008, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Condensed Consolidated Statement of Income Data:
Revenue	$149,861	$123,212	$106,659	$94,005	$110,861
Cost of revenue	21,005	10,155	7,477	6,861	9,101
Cost of revenue—amortization of acquired technology	4,051	3,169	3,488	3,383	3,392

Total cost of revenue	25,056	13,324	10,965	10,244	12,493

Gross profit	124,805	109,888	95,694	83,761	98,368
Marketing and selling	35,953	32,622	25,935	23,645	22,911
Research and development	18,007	16,540	15,404	14,142	14,867
General and administrative	18,908	17,413	16,488	14,674	19,882
Amortization of other intangibles	5,469	5,071	4,795	4,744	6,924

Total operating expenses	78,337	71,646	62,622	57,205	64,584

Income from operations	46,468	38,242	33,072	26,556	33,784
Other (income) expense:
Interest expense, net	1,725	2,754	4,405	4,435	8,077
Loss on extinguishment of debt	—	422	—	—	—
Other expense, net	563	446	1,687	1,144	556

Total other expense	2,288	3,622	6,092	5,579	8,633
Income before provision for income taxes	44,180	34,620	26,980	20,977	25,151
Provision for income taxes	15,215	11,951	8,620	7,575	9,770

Net income	$28,965	$22,669	$18,360	$13,402	$15,381

Net income available to common stockholders—basic	$28,496	$22,302	$18,237	$13,315	$15,130

Net income available to common stockholders—diluted	$28,510	$22,302	$18,237	$13,315	$15,130

Net income per common share:
Basic	$0.78	$0.63	$0.52	$0.39	$0.45
Diluted	$0.76	$0.61	$0.51	$0.38	$0.43
Weighted average number of common shares outstanding— basic	36,311,835	35,357,630	34,762,919	34,365,544	33,818,508
Weighted average number of common shares outstanding—diluted	37,561,953	36,817,379	35,990,295	35,288,126	35,304,794
Cash dividend per common share	$0.08	$—	$—	$—	$—

	2012	2011	2010	2009	2008
Condensed Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$39,340	$53,850	$42,786	$34,616	$31,941
Total current assets	53,217	64,905	50,676	43,190	41,191
Total assets	320,066	283,822	278,805	272,377	277,421
Total current liabilities	39,273	32,380	31,830	32,672	38,227
Total debt	22,321	37,321	65,859	91,353	113,596
Additional paid-in capital	179,094	167,448	155,791	148,273	142,676
Total stockholders’ equity	235,519	198,361	164,982	140,522	120,836

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We offer more than 18,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, ITC Franklin Gothic™ and Droid™ typefaces, and support more than 200 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com and linotype.com, which attracted more than 68 million visits in 2012 from over 200 countries and territories, offer thousands of high-quality font products, in some cases more than 150,000, including our own fonts from the Monotype Libraries as well as fonts from third parties.

On October 29, 2012, we acquired all of the outstanding shares of Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.5 million in cash upon closing, $0.1 million was accrued pending final adjustments, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. In connection with the acquisition, 13 employees have joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all–cash merger for $49.6 million pursuant to the Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011. The Company used approximately $24.6 million in cash, of which approximately $58 thousand was recorded as restricted cash at December 31, 2012, and borrowed $25.0 million from its revolving credit facility. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., following the acquisition became wholly-owned subsidiaries of Monotype

Imaging Holdings Inc. Included in the acquisition is the popular MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also included the Bitstream® typeface library, Font Fusion® and a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations have joined the Company in connection with the acquisition, which provides us with an expanded global presence. We believe the acquisition has strengthened our products and services, while providing customers with improved choice and flexibility.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and font related services to creative and business professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. We derive our OEM revenue primarily from CE device manufacturers. Some of our revenue streams, particularly custom revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, Japan, the United Kingdom, Germany, India and Hong Kong. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our Asian subsidiaries is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to a large international company headquartered in Korea, but the sale is received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	2012		2011		2010
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$78,653	52.5%	$56,728	46.1%	$39,671	37.2%
Asia	46,277	30.9	44,127	35.8	44,935	42.1
United Kingdom	5,214	3.5	5,322	4.3	4,727	4.5
Germany	19,717	13.1	17,035	13.8	17,326	16.2

Total	$149,861	100.0%	$123,212	100.0%	$106,659	100.0%

For the years ended December 31, 2012, 2011 and 2010, sales by our subsidiaries located outside North America comprised 47.5%, 53.9% and 62.8%, respectively, of our total revenue. United States revenue, in the table above for 2012, increased in both dollars and as a percentage of revenue, as compared to 2011, primarily the result of our acquisition of Bitstream and growth in markets principally served by our U.S. subsidiaries. In 2011, revenue from the United States increased both in dollars and as a percent of revenue, as compared to 2010, as a result of several factors, including, contractual changes with an existing customer, growth in markets primarily served by our U.S. subsidiary and our acquisition of Ascender. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the years ended December 31, 2012, 2011 and 2010, our top ten licensees by revenue accounted for approximately 41.0%, 46.0% and 50.8% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2012, 2011 or 2010.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period-to-period depending on the level of custom design revenue recorded.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our Creative Professional business, the cost of our custom design service revenue is substantially higher than the cost of our other revenue. As a result, our gross profit varies from period-to-period depending on the mix between, and within, Creative Professional and OEM revenue.

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

Amortization of Intangible Assets

We amortize intangible assets acquired as follows:

•	Customer relationships—7 to 16 years;

•	Acquired technology—8 to 15 years; and

•	Non-compete agreements—3 to 6 years.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 985-605, Software—Revenue Recognition. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. Font related services refer to our web font services and the web design tools from our latest acquisition, Design by Front. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon payment by the customer and proof of font delivery. Contract accounting is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for use of our typefaces and technology. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our typefaces and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from three to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of

December 31. In September 2011, the FASB issued Accounting Standards Update, or ASU, No. 2012-02, Intangibles-Goodwill and Other (Topic No. 350): Testing Goodwill for Impairment. This ASU provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In July 2012, the FASB issued ASU, No. 2012-02, Intangibles-Goodwill and Other (Topic No. 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. This ASU provides entities an option to perform a qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill impairment testing options permitted from September 2011 standard update. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional. For both years presented, 2012 and 2011, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. In 2012, we assessed qualitative factors of our indefinite-lived intangible assets and in 2011 we performed the quantitative two-step fair value impairment test on our indefinite-lived intangibles. We applied the relief from royalty method, a variation of the discounted cash flow method, to determine the fair value of these assets under the two-step test. In both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

We valued awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Select Market. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the remainder of the expected term of each grant. This is estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. The expected life of the awards is estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption for 2012 is based on our history of no expectation of paying dividends together with the actual yield of one quarterly dividend that was paid during the fourth quarter. Prior to 2012, the expected dividend yield assumption was based on our history up to that point, and the expectation of paying no dividends.

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

During the years ended December 31, 2012, 2011 and 2010, we recorded total share based compensation expense of $6.9 million, $7.0 million and $5.5 million, respectively. As of December 31, 2012, the Company had $12.3 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted average period of 1.8 years.

Pension Plan

We account for our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of Linotype on August 1, 2006. The pension plan was closed to new participants in 2006. The pension plan covers substantially all employees of our Linotype subsidiary who joined Linotype prior to the plan closing. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2012 and 2011 we paid $79 thousand and $83 thousand, respectively, to the plan participants. At December 31, 2012 and 2011, our unfunded position was $4.9 million and $3.8 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2012 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $24.5 million. This consists of total deferred tax liabilities of $37.1 million and net deferred tax assets of $12.6 million after providing a valuation allowance of $2.3 million.

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

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Creative Professional	34.5%	25.6%	25.0%
OEM	65.5	74.4	75.0

Total revenue	100.0	100.0	100.0
Cost of revenue	14.0	8.2	7.0
Cost of revenue—amortization of acquired technology	2.7	2.6	3.3

Total cost of revenue	16.7	10.8	10.3

Gross profit	83.3	89.2	89.7
Marketing and selling	24.1	26.5	24.3
Research and development	12.0	13.4	14.4
General and administrative	12.6	14.2	15.5
Amortization of other intangible assets	3.6	4.1	4.5

Total operating expenses	52.3	58.2	58.7

Income from operations	31.0	31.0	31.0
Interest expense, net	1.1	2.2	4.1
Loss on foreign exchange	0.4	0.2	2.0
Loss (gain) on derivatives	—	0.2	(0.4)
Loss on extinguishment of debt	—	0.3	—

Total other expenses	1.5	2.9	5.7
Income before provision for income taxes	29.5	28.1	25.3
Provision for income taxes	10.2	9.7	8.1

Net income	19.3%	18.4%	17.2%

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

Sales by Market. We view our operations and manage our business as one segment; the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets Creative Professional and CE device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	2012	2011	Increase
Creative Professional	$51,751	$31,556	$20,195
OEM	98,110	91,656	6,454

Total revenue	$149,861	$123,212	$26,649

Revenue

Revenue was $149.9 million and $123.2 million for the years ended December 31, 2012 and 2011, respectively, an increase of $26.6 million, or 21.6%, mainly due to increased Creative Professional revenue.

Creative Professional revenue increased $20.2 million, or 64.0%, to $51.8 million for the year ended December 31, 2012 as compared to $31.6 million for the year ended December 31, 2011 mainly due to an increase in web revenue. Web revenue increased $16.1 million predominantly due to the acquisition of Bitstream, together with increased sales of our web font services. Non-web revenue, which accounted for the remainder of the increase, or $4.1 million, increased largely due to font licensing to our corporate customers and project-related revenue.

OEM revenue was $98.1 million and $91.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $6.5 million, or 7.0%, primarily due to an increase in display imaging revenue. Display imaging revenue increased as a result of increased volume of unit shipments of products by our customers, such as OEMs and independent software vendors who embed our fonts and technology solutions, increased license revenue due to the acquisition of Bitstream, and project-related revenue.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, increased $10.8 million, or 106.8%, to $21.0 million from $10.2 million for the years ended December 31, 2012 and 2011, respectively. As a percentage of total revenue, cost of revenue was 14.0% and 8.2% for the years ended December 31, 2012 and 2011, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was primarily due to our acquisition of Bitstream. Bitstream’s web business licenses a higher proportion of third party fonts, which carries a higher cost of revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $4.1 million and $3.2 million in the years ended December 31, 2012 and 2011, respectively, an increase of $0.9 million, or 27.8%, mainly due to our acquisition of Bitstream in March 2012. Going forward, we expect amortization of acquired technology to increase an additional $0.3 million and $0.3 million due to our acquisitions of Bitstream and Design by Front, respectively.

Gross Profit

Gross profit decreased 5.9 percentage points to 83.3% in the year ended December 31, 2012, compared to 89.2% of revenue for the year ended December 31, 2011, mainly the result of product mix. Creative Professional revenue, which typically has a higher cost than our OEM revenue, represented 34.5% of our total revenue in the year ended December 31, 2012, as compared to 25.6% in the year ended December 31, 2011, mainly due to our acquisition of Bitstream. We expect that our gross profit percentage will be in the range of 81% to 83% in 2013.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $36.0 million and $32.6 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.3 million, or 10.2%. Personnel expenses increased $1.7 million in 2012, as compared to 2011, mainly due to the acquisition of Bitstream and higher variable compensation as a result of higher sales volume. Online advertising expense decreased $1.7 million in the year ended 2012, as compared to 2011, a direct result of a targeted reduction in discretionary spending. Increased discretionary spending on outside services, primarily for the Company’s rebranding and new websites, travel and tradeshows together contributed $2.5 million to the overall increase. Other expenses increased $0.7 million, mainly related to the increased volume of sales, such as processing fees and other charges on web sales.

Research and Development. Research and development expense was $18.0 million and $16.5 million, in 2012 and 2011, respectively, an increase of $1.5 million, or 8.9%, mainly due to an increase in personnel expenses. Personnel expenses increased $1.4 million mainly due to incremental headcount related to our Bitstream acquisition. At December 31, 2012, as compared to December 31, 2011, headcount in our research and development area increased 44.8%.

General and Administrative. General and administrative expense was $18.9 million and $17.4 million for the years ended December 31, 2012 and 2011, respectively, an increase of $1.5 million, or 8.6%. Personnel expenses increased $0.6 million, mainly due to annual salary increases and increased headcount. Headcount increased 14.3% in 2012, as compared to 2011. Increased discretionary spending on professional service and travel expenses increased $0.4 million in 2012, as compared to 2011, due primarily to acquisition related activity.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $5.5 million and $5.1 million for the years ended December 31, 2012 and 2011, respectively, an increase of $0.4 million, or 7.9%, primarily due to our acquisition of Bitstream. We expect amortization of other intangible assets to increase approximately $0.2 million annually going forward as a result of our acquisition of Bitstream. We expect amortization of other intangibles to increase $0.3 million in 2013 as a result of our Design By Front acquisition.

Interest Expense, Net

Interest expense, net of interest income decreased $1.0 million, or 37.4%, to $1.7 million in the year ended December 31, 2012, as compared to $2.8 million in the year ended December 31, 2011. The decrease in interest expense was the result of lower total debt outstanding. While interest rates remained similar throughout 2012 and 2011, our average total debt outstanding in 2012 was $37.3 million, as compared to an average balance of $54.6 million during 2011.

Loss on Foreign Exchange

Loss on foreign exchange was $0.6 million and $0.2 million in 2012 and 2011, respectively. The loss in 2012 was mainly due to currency fluctuations. Our Euro denominated intercompany note was paid in full during the fourth quarter of 2012.

Loss (Gain) on Derivatives

Loss (gain) on derivatives were losses of $11 thousand and $0.2 million in 2012 and 2011, respectively, the net result of changes to the market value of our swap contracts. Our interest rate swap contract matured in July 2012 and our currency swap contract matured in December 2012. At December 31, 2012, we did not have any derivative contracts outstanding. In 2011, the loss was primarily related to our interest rate swap contract.

Provision for Income Taxes

Our effective tax rate was 34.4% and 34.5% for the year ended December 31, 2012 and 2011, respectively. The effective tax rate for the year ended December 31, 2012 included a larger income tax benefit received from the reversal of reserves for income taxes, as compared to the same period in 2011. The effective tax rate for 2011 included a benefit of 0.6% for research credits. The effective tax rate for 2012 did not include this benefit, as the tax credit had expired, and was not renewed until 2013.

As of December 31, 2012, the total amount of unrecognized tax benefits was $4.6 million. At December 31, 2011, we had $0.9 million of unrecognized tax benefits. The increase in unrecognized tax benefits in 2012 relates primarily to uncertainty concerning tax benefits of net operating loss and research credit carryforwards acquired in connection with the Bitstream acquisition. We classify potential interest and penalties as a component of tax expense. As of December 31, 2012 and 2011 we had $78 thousand and $0.3 million of accrued interest and penalties, respectively.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Sales by Market. The following table presents revenue for these two principal markets (in thousands):

	2011	2010	Increase
Creative Professional	$31,556	$26,659	$4,897
OEM	91,656	80,000	11,656

Total revenue	$123,212	$106,659	$16,553

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

Loss on Foreign Exchange

Loss on foreign exchange was $0.2 million and $2.1 million in 2011 and 2010, respectively. During 2010, we recorded a loss of $1.3 million on our Euro denominated intercompany note and in 2011, the loss recorded on the note was immaterial. The note is scheduled to be paid in full during 2012. In 2010, the remainder of the loss, or $0.8 million, was the result of currency fluctuations, particularly the Japanese Yen and the Euro, as compared to the US dollar. During 2011, currency fluctuations did not result in significant net losses.

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

Recently Issued Accounting Pronouncements

Indefinite-Lived Intangible Assets

In July 2012, the Financial Accounting Standards Board, or FASB, issued ASU 2012-02, Intangibles-Goodwill and Other (Topic No. 350): Testing for Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual testing in the fourth quarter. The Company has elected early adoption and has applied this guidance for its year ended December 31, 2012 and the adoption did not have a material impact on our financial statements.

Comprehensive Income

In June 2011, the FASB issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and required retrospective application for all periods presented. We adopted the new standard effective January 1, 2012, which impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $39.3 million and a $120.0 million revolving credit facility, of which $22.3 million was outstanding. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. On March 19, 2012 we acquired Bitstream for approximately $49.6 million, pursuant to the Merger Agreement. We used approximately $24.6 million in cash, of which approximately $58 thousand was recorded as restricted cash at December 31, 2012, and borrowed $25.0 million from our revolving Credit Facility. On October 29, 2012 we acquired Design by Front for approximately $4.6 million, of which we paid approximately $2.4 million in cash, net of cash acquired, $0.1 million was accrued pending final adjustments and recorded a liability of $2.1 million for future estimated contingent consideration.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$50,428	$39,313	$43,658
Net cash used in investing activities	(53,161)	(2,144)	(11,020)
Net cash used in financing activities	(11,753)	(26,096)	(24,728)
Effect of exchange rates on cash and cash equivalents	(24)	(9)	260

Total (decrease) increase in cash and cash equivalents	$(14,510)	$11,064	$8,170

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

In 2012, we generated $50.4 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany and derivatives loss generated $50.1 million in cash. Accounts receivable and deferred revenue generated $1.2 million in cash, mainly due to increased sales in 2012. Prepaid expenses and other assets and accrued expenses and other liabilities, net of accounts payable, generated $1.3 million in cash mainly due to increases in accrued expense related to our Bitstream operation. Income tax refunds receivable, accrued income taxes and excess tax benefit on stock options used $2.2 million in cash during 2012.

In 2011, we generated $39.3 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on extinguishment of debt, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized loss on derivatives generated $40.4 million in cash. Accounts payable, prepaid expenses and other assets, accrued income taxes and accrued expenses and other liabilities, net of income tax refunds receivable generated $1.7 million in cash, due to timing of vendor payments and amounts accrued for variable compensation and taxes to be paid in 2012. Accounts receivable and deferred revenue used $2.8 million, mainly due to increased sales activity during 2011.

In 2010, we generated $43.7 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, excess tax benefit on stock options, deferred income taxes, provision for doubtful accounts, unrealized currency loss on foreign denominated intercompany transactions and unrealized gains on derivatives generated $35.7 million in cash. Accounts payable and accrued expenses and other liabilities generated $4.9 million in cash, due to the timing of vendor payments and amounts accrued for variable compensation to be paid in 2011. Accounts receivable generated $1.2 million the result of our billing and collections during 2010. Prepaid expenses and other assets provided $1.2 million in cash. Deferred revenue generated $0.6 million in cash, mainly due to customer prepayments.

Investing Activities

During 2012, we used $49.1 million for the acquisition of Bitstream and $2.4 million for the acquisition of Design by Front, net of cash acquired. As of December 31, 2012, $2.1 million of additional costs was accrued for final adjustments and contingent consideration. We also used $1.6 million for the purchase of property and equipment, exclusive license and other intangible assets during 2012. During 2011, we used $1.9 million for the purchase of property and equipment, and paid the final $0.2 million of costs associated with our acquisition of Ascender Corporation and Font Commerce LLC, which was accrued in 2010. During 2010, we acquired Ascender Corporation and Font Commerce LLC which used cash of $7.2 million. We accrued $0.2 million of additional costs at December 31, 2010 pending final adjustments. During 2010, we used $3.0 million for the purchase of a long-term exclusive license. The remainder of cash used in investing activities was for the purchase of property and equipment.

Financing Activities

Cash used by financing activities in 2012, was $11.8 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset by $40.0 million in repayments in 2012. We received cash from exercises of stock options of $3.2 million and excess tax benefit on stock options provided $1.5 million. We also paid out a shareholder dividend of $1.5 million in 2012. During 2011, payments on long-term debt used $86.8 million in cash, offset by proceeds from the issuance of debt, net of issuance costs of $56.1 million as a result of the refinancing of our debt in July 2011. Proceeds from the exercise of stock options, combined with the excess tax benefit on stock options provided $4.7 million in cash during 2011. During 2010 we used $26.3 million in cash to pay down our long-term debt, which included a $10.0 million prepayment made in connection with the third amendment to our Amended and Restated Credit Agreement, as discussed in Credit Facility below. Proceeds received for the exercise of stock options, combined with the excess tax benefit on stock options, provided $1.6 million in cash.

Dividend Paid

On October 24, 2012 the Board of Directors approved a $0.04 per share or $1.5 million, quarterly cash dividend on our outstanding common stock. The record date was January 2, 2013 and the dividend was paid to shareholders on January 22, 2013. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On February 12, 2013, our Board of Directors approved a $0.06 per share quarterly cash dividend on our outstanding common stock.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of December 31, 2012, the blended interest rate on the Credit Facility was 3.0%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million. In addition, the Credit Facility provides that we maintain a maximum leverage ratio. The leverage ratio is defined as the ratio of aggregate outstanding indebtedness to trailing twelve months Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of December 31, 2012, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.35:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.79:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.5 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees were accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the Credit Facility was written off as a debt extinguishment and charged to other expense in 2011.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$28,965	$22,669	$18,360
Provision for income taxes	15,215	11,951	8,620
Interest expense, net	1,725	2,754	4,405
Depreciation and amortization	10,837	9,346	9,323

EBITDA	$56,742	$46,720	$40,708
Share based compensation	6,918	6,974	5,450
Non-cash add backs	686	168	803
Restructuring, issuance and cash non-operating costs (2)	(552)	608	390
Acquisition expenses	773	94	248

Adjusted EBITDA (1)	$64,567	$54,564	$47,599

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2012.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from operations	$46,468	$38,242	$33,072
Depreciation and amortization	10,837	9,346	9,323
Share based compensation	6,918	6,974	5,450

Net adjusted EBITDA (1)	$64,223	$54,562	$47,845

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2012	2011	2010
GAAP earnings per diluted share	$0.76	$0.61	$0.51
Amortization, net of tax	0.18	0.15	0.16
Share-based compensation, net of tax	0.12	0.12	0.10

Non-GAAP earnings per diluted share (1)	$1.06	$0.88	$0.77

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt (1)	$22,321	$—	$—	$22,321	$—
Operating leases (2)	5,655	1,888	2,669	1,056	42
License fees (2)	2,500	500	1,000	600	400

Total	$30,476	$2,388	$3,669	$23,977	$442

(1)	See Note 7 to the audited consolidated financial statements included in this report under Item 8.

(2)	See Note 16 to the audited consolidated financial statements regarding contractual obligations included in this report under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $4.6 million as of December 31, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this report under Item 8.

In addition to the above, we have a pension obligation under the Linotype defined benefit pension plan. The total projected benefit obligation is $4.9 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this report under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 15 to our consolidated financial statements included in this report under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $3.1 million and $3.5 million at December 31, 2012 and 2011, respectively. We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2012 one customer, Oki Data Corporation individually accounted for 10% of our gross accounts receivable. As of December 31, 2011 one customer, Xerox Corporation, individually accounted for 17% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2012, the blended rate of interest on our outstanding debt was 3.0%. For each one percent increase in interest rates our interest expense would increase by $0.2 million. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract matured on July 30, 2012. The total fair value of the financial instrument at December 31, 2011 was a liability of approximately $0.2 million. In 2012, 2011 and 2010, we recognized losses of $26 thousand, $0.2 million and $0.8 million, respectively, on our interest rate swap contracts which have been included in loss (gain) on derivatives in the accompanying consolidated statement of income.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of the foreign subsidiaries to U.S. dollars are recorded as a separate component of comprehensive income.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2012 and 2011 there were no currency contracts outstanding.

In addition, we incur foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that is denominated in Euros. At December 31, 2012 the note was paid in full. Historically, we maintained a currency swap to mitigate foreign currency exchange rate risk associated with the intercompany note. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximated the payment terms of this intercompany note and the notional amount was amortized down over time, as payments were made. The contract matured on December 14, 2012. The total fair value of the currency swap instrument at December 31, 2011 was $0.9 million. For the years ended December 31, 2012, 2011 and 2010, we incurred a gain of $15 thousand, loss of $0.1 million and a gain of $1.2 million, respectively, on the currency swap contract which is included in loss on derivatives in the accompanying consolidated statements of income. The losses on the intercompany note are included in loss on foreign exchange in the accompanying consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 1, 2013

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$39,340	$53,850
Accounts receivable, net of allowance for doubtful accounts of $129 and $91 at December 31, 2012 and 2011	6,996	6,588
Income tax refunds receivable	2,209	733
Deferred income taxes	2,218	506
Prepaid expenses and other current assets	2,454	3,228

Total current assets	53,217	64,905
Property and equipment, net	2,587	2,404
Goodwill	174,294	140,807
Intangible assets, net	86,736	71,664
Other assets	3,232	4,042

Total assets	$320,066	$283,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,123
Accrued expenses and other current liabilities	17,319	12,235
Accrued income taxes	2,191	1,280
Deferred revenue	8,725	7,742
Current portion of long-term debt	10,000	10,000

Total current liabilities	39,273	32,380
Long-term debt, less current portion	12,321	27,321
Other long-term liabilities	613	225
Deferred income taxes	26,832	20,596
Reserve for income taxes	963	1,174
Accrued pension benefits	4,958	3,765
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2012 and 2011; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2012 and 2011; Issued: 37,331,796 and 36,341,383 at December 31, 2012 and 2011, respectively	37	36
Additional paid-in capital	178,681	167,448
Treasury stock, at cost, 116,101 at December 31, 2012 and 98,527 shares at December 31, 2011	(86)	(86)
Retained earnings	56,980	30,986
Accumulated other comprehensive loss	(506)	(23)

Total stockholders’ equity	235,106	198,361

Total liabilities and stockholders’ equity	$320,066	$283,822

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$149,861	$123,212	$106,659
Cost of revenue	21,005	10,155	7,477
Cost of revenue—amortization of acquired technology	4,051	3,169	3,488

Total cost of revenue	25,056	13,324	10,965

Gross profit	124,805	109,888	95,694
Operating expenses:
Marketing and selling	35,953	32,622	25,935
Research and development	18,007	16,540	15,404
General and administrative	18,908	17,413	16,488
Amortization of other intangible assets	5,469	5,071	4,795

Total operating expenses	78,337	71,646	62,622

Income from operations	46,468	38,242	33,072
Other (income) expense:
Interest expense	1,842	2,854	4,421
Interest income	(117)	(100)	(16)
Loss on foreign exchange	578	211	2,066
Loss (gain) on derivatives	11	232	(388)
Loss on extinguishment of debt	—	422	—
Other (income) expense, net	(26)	3	9

Total other expense	2,288	3,622	6,092

Income before provision for income taxes	44,180	34,620	26,980
Provision for income taxes	15,215	11,951	8,620

Net income	$28,965	$22,669	$18,360

Net income available to common stockholders—basic	$28,496	$22,302	$18,237

Net income available to common stockholders—diluted	$28,510	$22,302	$18,237

Net income per common share:
Basic	$0.78	$0.63	$0.52
Diluted	$0.76	$0.61	$0.51
Weighted average number of shares outstanding—basic	36,311,835	35,357,630	34,762,919
Weighted average number of shares outstanding—diluted	37,561,953	36,817,379	35,990,295
Dividends declared per common share	$0.08	—	—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$28,965	$22,669	$18,360
Other comprehensive income, net of tax:
Unrecognized actuarial gain, net of tax	(665)	(98)	(130)
Foreign currency translation adjustments, net of tax	182	(850)	(1,288)

Comprehensive income	$28,482	$21,721	$16,942

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	34,668,554	$35	95,516	$(86)	$148,273	$(10,043)	$2,343	$140,522
Net income						18,360		18,360
Issuance of capital shares
—restricted share grants	469,817	—			—			—
—exercised options	318,144	—			944			944
Vesting of restricted shares					123			123
Shares issued as acquisition consideration	33,816	—			381			381
Share based compensation					5,450			5,450
Tax benefit associated with options					620			620
Unrecognized actuarial loss, net of tax							(130)	(130)
Cumulative translation adjustment, net of tax							(1,288)	(1,288)

Balance, December 31, 2010	35,490,331	$35	95,516	$(86)	$155,791	$8,317	$925	$164,982
Net income						22,669		22,669
Issuance of capital shares
—restricted share grants	186,379	—			—			—
—exercised options	667,684	1			3,329			3,330
Repurchase of unvested shares of restricted common stock	(3,011)	—	3,011	—				—
Share based compensation					6,974			6,974
Tax benefit associated with options					1,354			1,354
Unrecognized actuarial loss, net of tax							(98)	(98)
Cumulative translation adjustment, net of tax							(850)	(850)

Balance, December 31, 2011	36,341,383	$36	98,527	$(86)	$167,448	$30,986	$(23)	$198,361

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	36,341,383	$36	98,527	$(86)	$167,448	$30,986	$(23)	$198,361
Net income						28,965		28,965
Issuance of capital shares
—restricted share grants	294,948	1			(1)			—
—exercised options	683,132	—			3,215			3,215
Repurchase of unvested shares of restricted common stock	(17,574)	—	17,574	—				—
Share based compensation					6,918			6,918
Tax benefit associated with options					1,101			1,101
Dividends declared						(2,971)		(2,971)
Unrecognized actuarial loss, net of tax							(665)	(665)
Cumulative translation adjustment, net of tax							182	182

Balance, December 31, 2012	37,301,889	$37	116,101	$(86)	$178,681	$56,980	$(506)	$235,106

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$28,965	$22,669	$18,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,837	9,346	9,323
Loss on retirement of fixed assets	6	2	3
Amortization of deferred financing costs	303	480	798
Loss on extinguishment of debt	—	422	—
Share based compensation	6,918	6,974	5,450
Excess tax benefit on stock options	(1,514)	(1,354)	(620)
Deferred income taxes	2,746	1,634	1,480
Provision for doubtful accounts	38	46	46
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(390)	94	1,261
Unrealized loss (gain) on derivatives	681	136	(450)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	129	(1,835)	1,197
Income tax refunds receivable	(429)	(421)	(388)
Prepaid expenses and other assets	488	117	1,242
Accounts payable	(113)	366	370
Accrued income taxes	(206)	335	429
Accrued expenses and other liabilities	900	1,275	4,564
Deferred revenue	1,069	(973)	593

Net cash provided by operating activities	50,428	39,313	43,658

Cash flows from investing activities:
Purchases of property and equipment	(1,486)	(1,925)	(870)
Purchase of exclusive license and other intangible assets	(150)	—	(3,000)
Acquisition of businesses, net of cash acquired	(51,525)	(219)	(7,150)

Net cash used in investing activities	(53,161)	(2,144)	(11,020)
Cash flows from financing activities:
Payments on long-term debt	(40,000)	(86,845)	(26,292)
Proceeds from issuance of debt, net of issuance costs	25,000	56,065	—
Excess tax benefit of stock options	1,514	1,354	620
Common stock dividend paid	(1,482)	—	—
Proceeds from exercise of common stock options	3,215	3,330	944

Net cash used in financing activities	(11,753)	(26,096)	(24,728)
Effect of exchange rates on cash and cash equivalents	(24)	(9)	260

(Decrease) increase in cash and cash equivalents	(14,510)	11,064	8,170
Cash and cash equivalents, beginning of year	53,850	42,786	34,616

Cash and cash equivalents, end of year	$39,340	$53,850	$42,786

Supplemental disclosures:
Interest paid	$1,416	$2,279	$3,500
Income taxes paid	$11,518	$9,070	$6,196
Non cash transactions:
Dividends declared	$1,492	$—	$—
Excess tax benefit on stock options	$413	$—	$—
Issuance of common stock in connection with the acquisition of Ascender Corporation	$—	$—	$381
Exclusive Ascender license included in the purchase price of Ascender Corporation	$—	$—	$3,235

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer electronic, or CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. At December 31, 2012, we conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”) and MyFonts Inc., and five foreign operating subsidiaries, Monotype Ltd. (“Monotype UK”), Linotype GmbH (“Linotype”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Monotype Imaging Holdings Inc. and its subsidiaries and have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, or GAAP, applied on a consistent basis.

On October 29, 2012, we acquired Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, through our wholly owned subsidiary Monotype UK, for approximately $4.6 million in cash.

On March 19, 2012, we acquired Bitstream Inc. in an all cash merger for $49.6 million. The Company used $24.6 million in cash and borrowed $25.0 million from its revolving Credit Facility. In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. On December 3, 2012, Bitstream was renamed MyFonts Inc. and on February 23, 2013, Bitstream India Pvt. Ltd. was renamed Monotype Solutions India Pvt. Ltd.

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

The accompanying consolidated financial statements present the Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, including the accounts of ITC, Monotype UK, Linotype, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments and debt. We value our financial instruments at fair value in accordance with ASC Topic No. 820, Fair Value Measurement and Disclosures. The Company’s recurring fair value measures relate to derivative instruments and short-term investments. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

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

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities of less than 90 days. Deposits of cash held outside the U.S. totaled approximately $3.1 million and $3.5 million, at December 31, 2012 and 2011, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2012, one customer individually accounted for 10% of our gross accounts receivable. As of December 31, 2011, one customer individually accounted for 17% of our gross accounts receivable. For the years ended December 31, 2012, 2011 and 2010 no one customer accounted for 10% or more of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets assumed in a business combination. We account for goodwill and indefinite-lived intangible assets in accordance with ASC Topic No. 350, Intangibles—Goodwill and Other, or ASC 350, which requires that goodwill not be amortized, but instead be tested at least annually for impairment in accordance with the provisions of ASC 350. The provisions of ASC 350 provide for a two-step impairment test framework to be performed on goodwill with an option for a qualitative approach to fair value. The Company has the option of performing a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. In the first step of the two-step test, the Company must compare the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units based on the present value of estimated future cash flows and market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will need to be recorded.

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2012 and 2011, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value.

In July 2012, the FASB issued Accounting Standards Update, or ASU, No. 2012-02, Intangibles – Goodwill and Other (Topic No. 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. This ASU provides entities an option to perform a qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill impairment testing options permitted from September 2011 standard update. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional. In 2012, we elected to perform a qualitative analysis of the fair value of our indefinite-lived intangible assets, and in 2011, we performed the quantitative two-step fair value impairment test on our indefinite-lived intangibles by applying the relief from royalty method, a variation of the discounted cash flow method, to determine the fair value of these assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

Long-Lived Assets

We account for long-lived assets including property and equipment and long-lived amortizable intangible assets in accordance with ASC Topic No. 360, Property, Plant and Equipment, or ASC 360. ASC 360 requires companies to assess whether indicators of impairment are present on a periodic basis. If such indicators are present, ASC 360 prescribes a two-step impairment test (i) if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, then (ii) the impairment loss is measured as the difference between the carrying amount and the fair value of the asset based on the forecasted discounted cash flows of the asset. We have had no impairments or indicators of impairment of our long-lived assets during the years presented.

Business Acquisitions

In accordance with ASC Topic No. 805, Business Combinations, or ASC 805, we record acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values from the perspective of a market participant. The excess purchase price over the fair value of identified assets is recorded as goodwill. Under ASC 350, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangible assets with definite lives are amortized over their respective useful lives.

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 985-605, Software Revenue Recognition. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable and collection of the fee is probable.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Revenue from font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon payment by the customer and proof of font delivery. We generally recognize custom font design services revenue upon delivery. Contract accounting is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology. Though significantly less than royalties from per-unit shipments and fixed fees from OEMs, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. Many of our licenses continue so long as our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that range from three to five years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $1.3 million, $3.8 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility by using a blend of our stock price history, for the length of time we have market data for our stock, and the historical volatility of similar public companies for the remainder of the expected term of each grant. This is estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. The expected life of the awards is estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a US treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption for grants awarded after our initial dividend declaration date of July 25, 2012, is based on the estimated annualized dividend yield. Prior to this, the expected dividend yield assumption was based on our history up to that point, and the expectation of paying no dividends.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.1%	2.5%	2.6%
Expected dividend yield	0.0—1.3%	—	—
Expected volatility	59.9%	61.9%	64.3%
Expected term	6.1 years	6.1 years	6.1 years
Weighted average fair value per share	$7.74	$7.76	$5.93

We value awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Select Market. See Note 13 for a summary of the stock option activity under our stock-based employee compensation plans for the year ended December 31, 2012.

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

Foreign Currency Translation

In accordance with ASC Topic No. 830, Foreign Currency Matters, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than US dollars are translated into US dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income. Foreign currency transaction gains and losses are included in net income.

Accumulated Other Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2012 and 2011, the balance of foreign currency translation adjustment was cumulative income of $45 thousand and cumulative loss of $137 thousand, respectively, net of tax.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The total amount of uncertain tax positions, at December 31, 2012 and 2011 was $4.7 million and $1.2 million, respectively. The Company classifies interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2012, 2011 and 2010 was $78 thousand, $0.3 million and $0.3 million, respectively.

Net income per share data

The Company calculates net income per share in accordance with ASC Topic No. 260, Earnings Per Share, or ASC 260. ASC 260 outlines the use of the “two-class” and treasury stock methods of calculating earnings per share. Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the if-converted, or treasury stock, method or (b) the two-class method. The treasury stock method assumes exercise of stock options and vesting of restricted stock. The two-class method assumes exercise of stock options using the treasury stock method, but assumes participating securities (unvested restricted stock) are not vested and allocates earnings to common shares and participating securities. Income is allocated to participating securities and common stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options and restricted stock, using either the treasury stock method or the two-class method, whichever is more dilutive.

Recently Issued Accounting Pronouncements

Indefinite-Lived Intangible Assets

In July 2012, the Financial Accounting Standards Board, or FASB, issued ASU 2012-02, Intangibles-Goodwill and Other (Topic No. 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual testing in the fourth quarter. The Company has elected early adoption and has applied this guidance for its year ended December 31, 2012 and the adoption did not have a material impact on our financial statements.

Comprehensive Income

In June 2011, the FASB issued ASC Topic No. 220, Comprehensive Income, which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single statement of comprehensive income immediately following the income statement, or (2) a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The provisions of both pieces of new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and required retrospective application for all periods presented. We adopted the new standard effective January 1, 2012, which impacted our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

3. Acquisitions

Design by Front Ltd.

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.5 million in cash upon closing, of which $0.1 million was accrued pending final adjustments, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. The contingent consideration payable was recorded at $2.1 million, which represents the net present fair value of the estimated payment. We recognized approximately $2.5 million of intangible assets and approximately $2.5 million of goodwill, associated with the transaction. In connection with this acquisition, 13 Design by Front Limited employees joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

Bitstream Inc.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for $49.6 million. The Company used approximately $24.6 million in cash and borrowed $25.0 million from its revolving Credit Facility. We have recorded approximately $58 thousand in restricted cash at December 31, 2012, which represents the portion of the purchase price for Bitstream’s shareholders who have not yet tendered their shares. The Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011 is by and among the Company, Bitstream and Birch Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”). In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, on March 14, 2012 Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity.

Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. Included in the acquisition is the MyFonts.comsm website, featuring 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations joined the Company in connection with the acquisition.

The results of operations of Bitstream have been included in our consolidated financial statements since the date of acquisition and all intercompany balances have been eliminated. The total purchase price was allocated as follows:

Fair Value At Acquisition Date (in thousands)
Cash, accounts receivable and other assets	$1,136
Deferred tax asset, short term	1,732
Goodwill	30,397
Intangible assets	21,770
Accrued expenses and deferred revenue	(2,350)
Deferred tax liability, long term	(3,113)

Total purchase price	$49,572

The estimated fair value of intangible assets acquired were recorded as follows:

	Fair Value At Acquisition Date (in thousands)	Useful Life (In Years)
Customer relationships	$7,280	11—16
Technology	9,230	7—8
Trademarks	5,260	Indefinite

Total intangible assets	$21,770

The goodwill reflects the value of the assembled workforce and the synergies we expect to realize from the Bitstream acquisition. Since we purchased the Bitstream legal entity, the goodwill and amortization of intangible assets are not deductible for tax purposes. The deferred tax assets acquired are primarily from Bitstream’s net operating loss carryforwards, which we expect to utilize going forward, subject to limitation. The acquired finite-lived intangible assets will be amortized over their respective useful lives, on a straight-line basis.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$9,062	$8,364
Furniture and fixtures	1,138	1,113
Leasehold improvements	660	635

Total cost	10,860	10,112
Less accumulated depreciation and amortization	(8,273)	(7,708)

Property and equipment, net	$2,587	$2,404

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $1.1 million and $1.0 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2010	$142,354
Acquisition adjustment	(28)
Foreign currency exchange rate changes	(1,422)
Deferred tax adjustment	(97)

Balance at December 31, 2011	$140,807
Acquisitions	32,888
Foreign currency exchange rate changes	690
Deferred tax adjustment	(91)

Balance at December 31, 2012	$174,294

The majority of the Company’s goodwill balance is not denominated in U.S. dollars, and is therefore, subject to currency fluctuations. In 2012, the Company recorded approximately $30.4 million increase to goodwill related to the Bitstream acquisition. In addition, we recorded $2.5 million increase to goodwill related to the Design by Front acquisition, based on a preliminary valuation. On October 29, 2012, we acquired Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million in cash. See Note 3 for further details on our acquisitions of Bitstream and Design by Front.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2012 and 2011 are as follows (dollar amounts in thousands):

	Life (Years)	December 31, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$57,040	$(36,464)	$20,576	$49,222	$(31,080)	$18,142
Acquired technology	8-15	51,067	(25,108)	25,959	39,742	(21,038)	18,704
Non-compete agreements	3-6	12,016	(11,752)	264	11,995	(11,605)	390
Trademarks		35,537	—	35,537	30,028	—	30,028
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$160,060	$(73,324)	$86,736	$135,387	$(63,723)	$71,664

Amortization expense is calculated using the straight-line method. In 2012, the Company’s intangible asset balances increased approximately $21.8 million and $2.5 million, due to the acquisition of Bitstream and, based on a preliminary valuation of the acquisition of Design by Front, respectively. Approximately $7.7 million was attributed to customer relationships, approximately $5.3 million was attributed to trademarks and approximately $11.2 million was attributed to technology.

Estimated future intangible amortization expense based on balances at December 31, 2012 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2013	$4,610	$5,977
2014	4,573	5,045
2015	4,573	1,729
2016	4,172	1,594
2017	2,165	1,593
Thereafter	5,866	4,902

Total amortization expense	$25,959	$20,840

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Payroll and related benefits	$7,548	$6,677
Royalties	2,577	1,600
Legal and audit fees	832	1,342
Sales taxes	873	267
Derivative liability	—	237
Dividend payable	1,489	—
Contingent acquisition consideration	2,064	—
Other	1,936	2,112

Total	$17,319	$12,235

7. Debt

On July 13, 2011 the Company entered into a new credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, and terminated its Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. The Credit Facility provides the Company with a five-year; $120.0 million secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At December 31, 2012 our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At December 31, 2012, our blended interest rate was 3.0%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of December 31, 2012.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $10.0 million in the current portion of long-term debt within the consolidated balance sheet at December 31, 2012 and 2011, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

In connection with the refinancing, the Company incurred closing fees of $0.8 million plus legal fees of approximately $0.5 million. In accordance with ASC Subtopic No. 470-50, Modifications and Extinguishments of Debt, these fees have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the Credit Facility. In addition, approximately $0.4 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new Credit Facility were written off and charged to other expense in 2011.

8. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract had a notional amount of $50.0 million with a $20.0 million reduction in the notional amount on January 3, 2012 and matured on July 30, 2012. The total fair value of this financial instrument at December 31, 2011 was a liability of $0.2 million. We did not designate either contract as a hedge; as such, associated gains and losses are recorded in our consolidated statements of income. At December 31, 2011, the current portion of the interest rate swap is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. In 2012, 2011 and 2010, we incurred net losses of $5 thousand, $32 thousand and $1.3 million, respectively, on the intercompany note. The currency swap matured on December 14, 2012. The contract payment terms approximated the payment terms of this intercompany note. We did not designate the contract as a hedge; as such, associated gains and losses are recorded to loss (gain) on derivatives in our consolidated statements of income. The total fair value of the financial instrument at December 31, 2011 was $0.9 million. The current portion of the currency swap is included in prepaid expenses and other current assets in our accompanying consolidated balance sheets.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	2012	2011	2010
Interest rate swaps	$26	$151	$829
Currency swap	(15)	81	(1,220)
Other	—	—	3

Total	$11	$232	$(388)

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in US dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into US dollars, we can incur unrealized gains and losses. We utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations, when deemed appropriate. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding currency hedges at December 31, 2012, 2011 or 2010.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$1,445	$1,445	$—	$—
Cash equivalents—commercial paper	5,649	—	5,649	—
Cash equivalents—corporate bonds	6,330	—	6,330	—

Total assets	$13,424	$1,445	$11,979	$—

Liabilities:
Contingent acquisition consideration	$2,064	$—	$—	$2,064

Total liabilities	$2,064	$—	$—	$2,064

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, and derivative instruments. The fair value of our cash equivalents are either based upon quoted prices for similar assets or other observable inputs. At December 31, 2012, the fair value of our long term debt approximates its carrying value of $22.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring fair value measures include goodwill and intangibles. For the non-recurring fair value measure, contingent acquisition consideration, the Company estimated the fair value of the liability by judgmentally weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a rate of return over the applicable contingency period.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. On March 9, 2009, the Company’s U.S. 401(k) Plan was amended to change the Company’s matching contribution amount, as prescribed by the plan, from a fixed dollar-for-dollar match up to the first 6% of the participant’s compensation to a discretionary employer matching contribution. For the years ended December 31, 2012, 2011 and 2010, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 3% of salary. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and have been included in the accompanying consolidated statements of income.

Defined Benefit Pension Plan

Linotype maintains an unfunded defined benefit pension plan based on the “Versorgungsordnung der Heidelberger Druckmaschinen AG”, or the Linotype Plan, which covers substantially all employees of Linotype, was closed to new participants in 2006. Employees are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows:

	2012	2011	2010
Service cost	$83	$84	$81
Interest cost	175	183	165
Recognized losses	—	—	(12)

Net periodic benefit cost	$258	$267	$234

The assumptions used to determine the net periodic benefit cost were as follows:

	2012	2011	2010
Weighted-average discount rate	3.25%	4.75%	5.0%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The Linotype Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,758	$3,562
Service cost	83	84
Interest cost	175	183
Actuarial loss	926	150
Benefits paid	(79)	(83)
Foreign currency exchange rate changes	86	(138)

Projected benefit obligation at end of year	$4,949	$3,758

Accumulated benefit obligation	$4,796	$3,655

Funding status at end of year	$(4,949)	$(3,758)

Net Amounts Recognized in the Financial Statements:
Current liability	$91	$83
Unrecognized actuarial gain reported within accrued pension benefits and accumulated other comprehensive loss	4,858	3,675

Net accrued pension liability recognized	4,949	3,758
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	(780)	170
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year consists of net actuarial gain/loss	22	—

Linotype also provides cash awards to its employees based on length of service. At December 31, 2012 and 2011, the balance accrued for such benefits totaled $100 thousand and $87 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2012	2011
Weighted-average discount rate	3.25%	4.75%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	2.0%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2012. The measurement dates are December 31, 2012 for 2012 and December 31, 2011 for 2011.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2013	$91
2014	110
2015	128
2016	149
2017	166
2018-2022	1,011

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2012	2011	2010
U.S.	$27,354	$22,561	$19,546
Foreign	16,826	12,059	7,434

Total income before income tax provision	$44,180	$34,620	$26,980

The components of the income tax provision are as follows (in thousands):

	December 31,
	2012	2011	2010
Current
U.S. Federal	$6,586	$6,251	$4,318
State and local	462	445	(80)
Foreign jurisdictions	5,355	3,621	2,902

	12,403	10,317	7,140
Deferred
U.S. Federal	2,842	1,491	2,266
State and local	555	(35)	(146)
Foreign jurisdictions	(585)	178	(640)

	2,812	1,634	1,480

Total provision	$15,215	$11,951	$8,620

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2012		2011		2010
Provision for income taxes at statutory rate	$15,462	35.0%	$12,117	35.0%	$9,443	35.0%
State and local income taxes, net of federal tax benefit	429	1.0%	343	1.0%	283	1.1%
Foreign rate differential	(220)	(0.5)%	(171)	(0.5)%	(73)	(0.3)%
Effect of rate changes on deferred taxes	232	0.5%	(76)	(0.2)%	(156)	(0.6)%
Stock compensation	113	0.2%	68	0.2%	194	0.7%
Research credits	—	—	(212)	(0.6)%	(258)	(1.0)%
Reversal of reserve for income taxes	(361)	(0.8)%	(111)	(0.4)%	(660)	(2.4)%
Other, net	(440)	(1.0)%	(7)	(0.0)%	(153)	(0.6)%

Reported income tax provision	$15,215	34.4%	$11,951	34.5%	$8,620	31.9%

For the year ended December 31, 2012, our effective tax rate was 34.4%. The effective tax rate for 2012 did not include a benefit for federal research tax credits, as the credit expired at the end of 2011. In 2011and 2010, the research tax credit provided benefits of 0.6% and 1.0%, respectively. The effect of rate changes on deferred taxes was a charge of 0.5% in 2012 resulting from an increase in our state tax rates, and in 2011, the effect of rate changes on deferred taxes provided a benefit of 0.2%.

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

The provision for income taxes includes $1.5 million, $1.4 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, that was credited directly to stockholders’ equity, rather than to provision for income taxes for the exercise of non-qualified stock options by employees. In addition, the 2012, 2011 and 2010 provision does not include a provision of $0.1 million, benefit of $0.5 million and $0.8 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Compensation related deductions	$7,288	$5,412
Tax credit carryforwards	3,019	4,326
Federal and state net operating losses	4,313	—
Accrued expenses	332	390

Subtotal deferred tax assets	14,952	10,128
Valuation allowance	(2,287)	(2,169)

Total deferred income tax assets	$12,665	$7,959

Deferred tax liabilities:
Intangible assets	$11,818	$3,708
Goodwill	24,841	21,649
Unrealized gains	—	394
Unremitted earnings of foreign subsidiaries	6	1,109
Other	473	807

Total deferred tax liabilities	$37,138	$27,667

Net deferred tax liabilities	$24,473	$19,708

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—short-term	$2,218	$506
Net deferred income tax assets—long-term (1)	155	396
Net deferred income tax liabilities—short-term (2)	(14)	(14)
Net deferred income tax liabilities—long-term	(26,832)	(20,596)

Net deferred income tax liabilities	$(24,473)	$(19,708)

(1)	Included in other assets in the accompanying consolidated balance sheet.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2012 and 2011, except as described below.

A valuation allowance has been established for potential U.S. foreign tax credits that may be generated by Linotype’s deferred tax liability related to temporary differences. As of December 31, 2012 the valuation allowance against these credits was $2.3 million. Linotype is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a partial valuation allowance against these credits.

In accordance with ASC Topic No. 740, the Company has classified approximately $4.7 million to its reserve for uncertain tax positions at December 31, 2012. The increase in our uncertain tax position balance at December 31, 2012, as compared to December 31, 2011, pertains primarily to uncertainty related to tax attributes acquired in connection with our acquisition of Bitstream in March 2012.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2012 and 2011 (in thousands):

December 31, 2010	$788
Decrease related to positions taken in prior years	(35)
Increase related to positions taken in prior years	4
Increases related to positions taken in the current year	152

December 31, 2011	$909
Decrease related to lapse of applicable statutes of limitations	(253)
Increases related to positions taken and acquired in the current year	3,963

December 31, 2012	$4,619

Of this amount of unrecognized tax benefits, approximately $4.6 million, $0.9 million and $0.8 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2012, 2011 and 2010, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2012, 2011 and 2010, the Company has accrued approximately $78 thousand, $0.3 million and $0.3 million, respectively, related to interest and penalties. The tax provision for the year ended December 31, 2012 includes a net benefit related to interest of $121 thousand, net of federal benefit. In 2011 and 2010, the net benefit was $25 thousand and $22 thousand, respectively. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2012, with the exception of our UK subsidiary, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested. During the fourth quarter of 2012, we determined that unremitted earnings with respect to our UK foreign subsidiary are permanently invested. This determination arose in connection with our acquisition of Design by Front and management’s intent to reinvest in that business going forward. Accordingly, as of December 31, 2012, the total amount of unremitted earnings of the UK subsidiary for which deferred taxes have not been provided is $0.9 million. The amount of U.S. tax related to these earnings, after foreign tax credit, is $0.1 million.

As of December 31, 2012, federal and state net operating loss carryforwards of $12.0 million and $3.5 million, respectively, are available, which begin to expire in 2020. These net operating losses were acquired in connection with the Bitstream acquisition and are therefore subject to limitation pursuant to Internal Revenue Code Section 382. The annual limitation on these losses is $4.9 million per year in 2013 through 2016.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2009 through 2012. The Company and its subsidiaries state income tax returns are subject to audit for the years 2008 through 2012.

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

For the year ended December 31, 2012, the two class method was used in the computation as it was more dilutive of the two approaches. For the years ended December 31, 2011 and 2010, the treasury stock method was used in the computation as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income, as reported	$28,965	$22,669	$18,360
Less: net income attributable to participating securities	(469)	(367)	(123)

Net income available to common shareholders—basic for 2012, basic and diluted for 2011 and 2010	$28,496	$22,302	$18,237

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,914,163	35,939,104	34,997,473
Less: weighted-average shares of unvested restricted common stock outstanding	(602,328)	(581,474)	(234,554)

Weighted-average number of common shares used in computing basic net income per common share	36,311,835	35,357,630	34,762,919

Net income per share applicable to common shareholders—basic	$0.78	$0.63	$0.52

Denominator:
Diluted:
Weighted-average shares of common stock outstanding		35,939,104	34,997,473
Less: weighted-average shares of unvested restricted common stock outstanding		(581,474)	(234,554)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method		1,326,873	1,178,593
Weighted-average number of shares of restricted common stock outstanding, based on the treasury stock method		132,876	48,783

Weighted-average number of common shares used in computing diluted net income per common share		36,817,379	35,990,295

Net income per share applicable to common shareholders—diluted		$0.61	$0.51

Numerator:
Net income available to common shareholders—basic	$28,496
Plus: undistributed earnings allocated to participating securities	424
Less: undistributed earnings reallocated to participating securities	(410)

Net income available to common shareholders—diluted	$28,510

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	36,914,163
Less: weighted-average shares of unvested restricted common stock outstanding	(602,328)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,250,118

Weighted-average number of common shares used in computing diluted net income per common share	37,561,953

Net income per share applicable to common shareholders—diluted	$0.76

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Unvested restricted common stock	1,459	14,322	47,203
Options	1,638,905	1,479,608	1,588,446

13. Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan, or the 2004 Award Plan. The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2012, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the years ended December 31, 2012, 2011 and 2010, we did not repurchase any shares of unvested restricted stock pursuant to the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan and the 2007 Award Plan was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. On March 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2007 Stock Option and Incentive Plan, or 2007 Award Plan, which was subsequently approved by stockholders on May 13, 2011. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. A total of 6,383,560 shares of common stock have been authorized for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 2,000,000 shares from 4,383,560 in May 2011 in connection with the shareholder approval of the amended and restated 2007 award plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2012, 4,102,166 options and 737,001 restricted stock awards have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2012 and 2011, we repurchased 17,574 shares and 3,011 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan. In the year ended December 31, 2010, we did not repurchase any shares of our common stock in accordance with the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan, or 2010 Inducement Plan, in connection with our acquisition of Ascender. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the plan. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2012, 227,490 options and 104,888 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. We did not repurchase any shares of our common stock in accordance with the 2010 Inducement Plan in the years ended December 31, 2012, 2011 or 2010.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Marketing and selling	$3,068	$2,966	$2,042
Research and development	1,589	1,612	1,154
General and administrative	2,261	2,396	2,254

Total share based compensation	$6,918	$6,974	$5,450

As of December 31, 2012, the Company had $12.3 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted average period of 1.8 years.

Stock Option Awards

Stock option activity for the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2011	4,271,406	$8.71
Granted	527,793	$13.90
Exercised	(683,132)	$4.70
Expired	(6,437)	$14.30
Forfeited	(77,197)	$11.99

Outstanding at December 31, 2012	4,032,433	$10.00	$24,117	6.2

Exercisable at December 31, 2012	2,907,417	$9.11	$19,985	5.4

Vested and expected to vest at December 31, 2012 (2)	3,957,057	$9.96	$23,840

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2012.

(2)	Represents the number of vested options as of December 31, 2012, plus the number of unvested options at December 31, 2012 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $6.0 million and $2.2 million, respectively. The fair value of shares vested during 2012, 2011 and 2010 was $3.2 million, $2.5 million and $1.3 million, respectively.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested shares outstanding at December 31, 2011	510,786	$11.67
Granted	294,948	$14.04
Vested	(216,481)	$11.76
Forfeited	(17,574)	$12.88

Unvested shares outstanding at December 31, 2012	571,679	$12.82

14. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, Creative Professional and OEM, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for our two major markets (in thousands):

	Year Ended December 31,
	2012	2011	2010
Creative Professional	$51,751	$31,556	$26,659
OEM	98,110	91,656	80,000

Total	$149,861	$123,212	$106,659

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

	Year Ended December 31,
	2012		2011		2010
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$78,653	52.5%	$56,728	46.1%	$39,671	37.2%
Asia	46,277	30.9	44,127	35.8	44,935	42.1
United Kingdom	5,214	3.5	5,322	4.3	4,727	4.5
Germany	19,717	13.1	17,035	13.8	17,326	16.2

Total	$149,861	100.0%	$123,212	100.0%	$106,659	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2012	2011
Long-lived assets:
United States	$200,804	$157,598
Asia	3,438	3,302
United Kingdom	5,130	82
Germany	54,245	53,893

Total	$263,617	$214,875

The United States total above includes $50.7 million of long-lived assets related to the Bitstream acquisition, which was acquired in March 2012. In addition, the Company recorded approximately $5.0 million of goodwill and intangible assets related to the Design by Front acquisition during 2012, which is reflected in the United Kingdom amount above. See Note 3 for further details on our acquisitions of Bitstream and Design by Front.

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2018. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, Massachusetts, Germany and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2012, are approximately as follows (in thousands):

Years ending December 31:
2013	$1,888
2014	1,759
2015	910
2016	551
2017	505
Thereafter	42

Total	$5,655

We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $1.9 million, $1.8 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

License Agreements

We license certain font related technology from a third party for development and resale purposes. The license agreement provides for minimum annual payments, as of December 31, 2012, as follows (in thousands):

Years ending December 31:
2013	$500
2014	500
2015	500
2016	500
2017	100
Thereafter	400

Total	$2,500

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2012 and 2011.

16. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$39,034	$37,982	$38,496	$34,349	$31,722	$30,695	$31,066	$29,729
Gross profit	32,107	31,471	31,331	29,896	28,261	27,394	27,307	26,926
Net income	7,840	7,990	7,415	5,720	5,639	5,992	5,598	5,440
Net income available to common shareholders—basic	7,717	7,857	7,286	5,633	5,550	5,891	5,502	5,359
Net income available to common shareholders— diluted	7,720	7,857	7,286	5,636	5,550	5,891	5,502	5,362
Income per common share:
Basic	$0.21	$0.22	$0.20	$0.16	$0.16	$0.17	$0.16	$0.15
Diluted	$0.20	$0.21	$0.19	$0.15	$0.15	$0.16	$0.15	$0.15

17. Subsequent Events

Dividend Declaration

On February 12, 2013 the Company’s Board of Directors declared a $0.06 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2013 and the dividend is payable to shareholders on April 19, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holding Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Monotype Imaging Holding Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 1, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (5)

3.2	Amended and Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (11)

4.1	Specimen Stock Certificate (15)

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004 (1)

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004 (1)

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008 (8)

10.1	2004 Stock Option and Grant Plan (1)

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan (1)

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan (1)

10.5	Amended and Restated 2007 Stock Option and Incentive Plan (16)

10.6	Form of Non-Qualified Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

10.7	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

Exhibit Number	Description

10.8	Form of Restricted Stock Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

10.9	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

10.10	2010 Inducement Stock Plan (14)

10.11	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan *

10.12	Form of Restricted Stock Agreement under the 2010 Inducement Plan *

10.13	Employment agreement by and between Monotype Imaging Inc. and Scott E. Landers, dated as of July 14, 2008 (10)

10.14	Employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of December 19, 2008 (12)

10.15	Employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of December 19, 2008 (12)

10.16	Employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of December 19, 2008 (12)

10.17	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers (1)

10.18	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended (3)

10.19	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008 (7)

10.20	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009 (13)

10.21	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH (9)

10.22	Lease, dated May 31, 2011, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH (20)

10.23	Stock Purchase Agreement by and among Agfa Corp., Afga Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004 (2)

10.24	Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated as of July 13, 2011. (17)

10.25	General Continuing Guaranty by and among the Guarantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (17)

10.26	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011. (17)

10.27	Equity Award Grant Policy, as amended *

10.28	2012 Executive Incentive Compensation Program (19)

10.29	2013 Executive Incentive Compensation Program (21)

Exhibit Number	Description

10.30	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005 (1)

10.31	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006 (1)

10.32	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006 (3)

10.33	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation (18)

14.1	Code of Business Conduct and Ethics (6)

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on January 26, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on February 8, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on April 13, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 5, 2007.

(5)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140232), filed with the SEC on July 10, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2008.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 27, 2008.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on April 2, 2008.

(9)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-150034), filed with the SEC on May 23, 2008.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2008.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2008.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 5, 2010.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171036), filed with the SEC on December 8, 2010.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, filed on March 3, 2011.

(16)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 11, 2011.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2011.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 10, 2011.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, filed on March 1, 2012.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2013.

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 1, 2013

/s/ SCOTT E. LANDERS Scott E. Landers	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	March 1, 2013

/s/ ROBERT M. GIVENS Robert M. Givens	Chairman of the Board of Directors	March 1, 2013

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	March 1, 2013

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	March 1, 2013

/s/ ROBERT L. LENTZ Robert L. Lentz	Director	March 1, 2013

/s/ PETER J. SIMONE Peter J. Simone	Director	March 1, 2013

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	March 1, 2013

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012	$91	$38	$—	$129
Year ended December 31, 2011	92	46	(47)	91
Year ended December 31, 2010	82	44	(34)	92
•