Form 10-Q
period 2013-03-31
Monotype Imaging Holdings Inc.
filed 2013-05-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2013 was 38,224,895.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$42,983	$39,340
Accounts receivable, net of allowance for doubtful accounts of $156 at March 31, 2013 and $129 at December 31, 2012	8,507	6,996
Income tax refunds receivable	2,912	2,209
Deferred income taxes	2,218	2,218
Prepaid expenses and other current assets	2,808	2,454

Total current assets	59,428	53,217
Property and equipment, net	2,579	2,587
Goodwill	173,159	174,294
Intangible assets, net	83,675	86,736
Other assets	3,171	3,232

Total assets	$322,012	$320,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$813	$1,038
Accrued expenses and other current liabilities	14,985	17,319
Accrued income taxes	—	2,191
Deferred revenue	8,249	8,725
Current portion of long-term debt	12,321	10,000

Total current liabilities	36,368	39,273
Long-term debt, less current portion	—	12,321
Other long-term liabilities	584	613
Deferred income taxes	28,269	26,832
Reserve for income taxes, net of current portion	1,010	963
Accrued pension benefits	4,885	4,958
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 38,267,656 at March 31, 2013 and 37,331,796 at December 31, 2012.	38	37
Additional paid-in capital	189,196	178,681
Treasury stock, at cost, 116,351 shares at March 31, 2013 and 116,101 shares at December 31, 2012	(86)	(86)
Retained earnings	63,297	56,980
Accumulated other comprehensive income	(1,549)	(506)

Total stockholders’ equity	250,896	235,106

Total liabilities and stockholders’ equity	$322,012	$320,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$42,039	$34,349
Cost of revenue	6,009	3,658
Cost of revenue—amortization of acquired technology	1,138	795

Total cost of revenue	7,147	4,453

Gross profit	34,892	29,896
Operating expenses:
Marketing and selling	9,919	9,271
Research and development	4,972	4,344
General and administrative	4,705	4,927
Amortization of other intangible assets	1,490	1,221

Total operating expenses	21,086	19,763

Income from operations	13,806	10,133
Other (income) expense:
Interest expense	418	451
Interest income	—	(7)
Loss on foreign exchange	577	267
Loss on derivatives	—	126
Other	(36)	(11)

Total other expense	959	826

Income before provision for income taxes	12,847	9,307
Provision for income taxes	4,231	3,587

Net income	$8,616	$5,720

Net income available to common stockholders—basic	$8,478	$5,633

Net income available to common stockholders—diluted	$8,481	$5,636

Net income per common share:
Basic	$0.23	$0.16
Diluted	$0.22	$0.15
Weighted average number of shares:
Basic	37,102,507	36,282,428
Diluted	38,484,522	37,607,047
Dividends declared per common share	$0.06	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$8,616	$5,720
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,043)	550

Comprehensive income	$7,573	$6,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$8,616	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,997	2,333
Loss on retirement of fixed assets	4	—
Amortization of deferred financing costs	75	76
Share based compensation	1,749	1,923
Excess tax benefit on stock options	(1,976)	(352)
Provision for doubtful accounts	39	26
Deferred income taxes	1,940	116
Unrealized currency gain on foreign denominated intercompany transactions	(49)	(258)
Unrealized loss on derivatives	—	234
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	360
Prepaid expenses and other assets	(430)	(407)
Accounts payable	(198)	(609)
Accrued income taxes	(1,251)	1,136
Accrued expenses and other liabilities	(2,664)	(2,939)
Deferred revenue	(359)	670

Net cash provided by operating activities	6,731	8,029

Cash flows from investing activities
Purchases of property and equipment	(388)	(296)
Purchase of exclusive license and other intangible assets	—	(150)
Acquisition of business, net of cash acquired	(72)	(46,536)
Increase in restricted cash for acquisition of business	—	(2,613)

Net cash used in investing activities	(460)	(49,595)

Cash flows from financing activities
Payments on long-term debt	(10,000)	(10,000)
Proceeds from issuance of long-term debt	—	25,000
Excess tax benefit on stock options	1,976	352
Common stock dividend paid	(1,492)	—
Proceeds from exercises of common stock options	7,031	403

Net cash (used in) provided by financing activities	(2,485)	15,755
Effect of exchange rates on cash and cash equivalents	(143)	38

Increase (decrease) in cash and cash equivalents	3,643	(25,773)
Cash and cash equivalents at beginning of period	39,340	53,850

Cash and cash equivalents at end of period	$42,983	$28,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. and MyFonts Inc. (“Bitstream”), and five foreign subsidiaries, Monotype Ltd., Monotype GmbH (“Germany”), formerly Linotype GmbH, Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 as reported in the Company’s Annual Report on Form 10-K.

3. Acquisition

Design by Front Ltd.

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.6 million in cash upon closing, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. The contingent consideration payable was recorded at $2.1 million, which represents the net present fair value of the estimated payment. We recognized approximately $2.5 million of intangible assets and approximately $2.5 million of goodwill, associated with the transaction. In connection with this acquisition, 13 Design by Front Limited employees joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

4. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate, or LIBOR, beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract had a notional amount of $30.0 million and matured on July 30, 2012. We did not designate the contract as a hedge; as such, associated gains and losses were recorded in loss on derivatives in our condensed consolidated statements of income.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $0.1 million for the three months ended March 31, 2012, which is included in loss on foreign exchange in the accompanying condensed consolidated statements of income. The currency swap matured on December 14, 2012. The contract payment terms approximated the payment terms of this intercompany note.

The following table presents the losses on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest rate swaps	$—	$21
Currency swap	—	105

Total	$—	$126

5. Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$1,377	$1,377	$—	$—
Cash equivalents—commercial paper	4,550	—	4,550	—
Cash equivalents—corporate bonds	7,443	—	7,443	—

Total assets	$13,370	$1,377	$11,993	$—

Liabilities:
Contingent acquisition consideration	$2,147	$—	$—	$2,147

Total liabilities	$2,147	$—	$—	$2,147

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2013 the fair value of our long-term debt approximated its carrying value of $12.3 million. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets. For the recurring fair value measure, contingent acquisition consideration, the Company estimated the fair value of the liability by judgmentally weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a rate of return over the applicable contingency period.

6. Intangible Assets

Intangible assets as of March 31, 2013 and December 31, 2012 were as follows (dollar amounts in thousands):

		March 31, 2013			December 31, 2012
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$56,854	$(37,858)	$18,996	$57,040	$(36,464)	$20,576
Acquired technology	8-15	50,876	(26,220)	24,656	51,067	(25,108)	25,959
Non-compete agreements	3-6	11,980	(11,740)	240	12,016	(11,752)	264
Trademarks		35,383	—	35,383	35,537	—	35,537
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$159,493	$(75,818)	$83,675	$160,060	$(73,324)	$86,736

7. Debt

On July 13, 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, (“Credit Facility”), which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At March 31, 2013, our rates, inclusive of applicable margins, were 2.5% and 4.5% for LIBOR and prime, respectively. At March 31, 2013, our blended interest rate was 3.0%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of March 31, 2013.

In accordance with ASC Subtopic No. 210-10-45, Balance Sheet, Other Presentation Matters, the Company has classified $12.3 million and $10.0 million in the current portion of long-term debt within the consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively, for payments reasonably expected to be made on the revolving credit facility during the next twelve months. In accordance with the agreement, there are no required scheduled repayments; payments and draws are made at the Company’s discretion during the life of the agreement.

8. Defined Benefit Pension Plan

Our German subsidiary maintains an unfunded defined benefit pension plan which covers substantially all employees who joined the company prior to the plan’s closure to new participants in 2006. Participants are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$29	$21
Interest cost	39	45

Net periodic benefit cost	$68	$66

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2013		2012
Provision for income taxes at statutory rate	$4,497	35.0%	$3,257	35.0%
State and local income taxes, net of federal tax benefit	191	1.5%	128	1.4%
Stock compensation	70	0.5%	62	0.6%
Research credits	(325)	(2.5)%	—	—
Disqualifying dispositions on incentive stock options	(148)	(1.2)%	(33)	(0.3)%
Effect of rate changes on deferred taxes	—	—	128	1.4%
Other, net	(54)	(0.4)%	45	0.4%

Reported income tax provision	$4,231	32.9%	$3,587	38.5%

As of March 31, 2013, the reserve for uncertain tax positions was approximately $4.7 million. Of this amount, $3.7 million is recorded as a reduction of deferred tax assets and $1.0 million is classified as long term liabilities.

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

For the periods presented the two-class method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012

Numerator:
Net income, as reported	$8,616	$5,720
Less: net income attributable to participating securities	(138)	(87)

Net income available to common shareholders—basic	$8,478	$5,633

Denominator:
Basic:
Weighted-average shares of common stock outstanding	37,717,140	36,839,767
Less: weighted-average shares of unvested restricted common stock outstanding	(614,633)	(557,339)

Weighted-average number of common shares used in computing basic net income per common share	37,102,507	36,282,428

Net income per share applicable to common shareholders—basic	$0.23	$0.16

	Three Months Ended March 31,
	2013	2012

Numerator:
Net income available to common shareholders—basic	$8,478	$5,633
Add-back: undistributed earnings allocated to unvested shareholders	103	87
Less: undistributed earnings reallocated to unvested shareholders	(100)	(84)

Net income available to common shareholders—diluted	$8,481	$5,636

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	37,717,140	36,839,767
Less: weighted-average shares of unvested restricted common stock outstanding	(614,633)	(557,339)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,382,015	1,324,619

Weighted-average number of common shares used in computing diluted net income per common share	38,484,522	37,607,047

Net income per share applicable to common shareholders—diluted	$0.22	$0.15

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options	190,861	1,575,517
Unvested restricted stock	67,414	2,063

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

	Three Months Ended March 31,
	2013	2012
Marketing and selling	$777	$831
Research and development	416	441
General and administrative	556	651

Total share based compensation	$1,749	$1,923

As of March 31, 2013, the Company had $19.3 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.5 years.

12. Segment Reporting

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

	Three Months Ended March 31,
	2013	2012
Creative Professional	$15,332	$9,705
OEM	26,707	24,644

Total	$42,039	$34,349

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

	Three Months Ended March 31,
	2013		2012
	Sales	% of Total	Sales	% of Total
United States	$24,147	57.4%	$16,667	48.5%
Asia	12,889	30.7	10,716	31.2
United Kingdom	1,383	3.3	1,478	4.3
Germany	3,620	8.6	5,488	16.0

Total	$42,039	100.0%	$34,349	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2013	December 31, 2012
Long-lived assets:
United States	$198,552	$200,804
Asia	3,430	3,438
United Kingdom	4,773	5,130
Germany	52,658	54,245

Total	$259,413	$263,617

13. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2013 and December 31, 2012.

14. Subsequent Event

On April 29, 2013 the Company’s Board of Directors declared a $0.06 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2013 and the dividend is payable to shareholders of record on July 19, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$24,147	57.4%	$16,667	48.5%
Asia	12,889	30.7	10,716	31.2
United Kingdom	1,383	3.3	1,478	4.3
Germany	3,620	8.6	5,488	16.0

Total	$42,039	100.0%	$34,349	100.0%

For the three months ended March 31, 2013 and 2012, sales by our subsidiaries located outside North America comprised 42.6% and 51.5%, respectively, of our total revenue. The decrease in foreign revenue as a percentage of total revenue, is mainly a function of increased U.S. revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of the use of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and mobile phones. For the three months ended March 31, 2013 and 2012, our top ten licensees by revenue accounted for approximately 40.4% and 46.0% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2013 or 2012, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

There has been no material change in our critical accounting policies since December 31, 2012. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth items in the unaudited consolidated quarterly statement of operations as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue:
Creative Professional	36.5%	28.3%
OEM	63.5	71.7

Total revenue	100.0	100.0
Cost of revenue	14.3	10.7
Cost of revenue—amortization of acquired technology	2.7	2.3

Total cost of revenue	17.0	13.0

Gross profit	83.0	87.0
Marketing and selling	23.6	27.0
Research and development	11.8	12.6
General and administrative	11.2	14.3
Amortization of other intangible assets	3.6	3.6

Total operating expenses	50.2	57.5

Income from operations	32.8	29.5
Interest expense, net	1.0	1.3
Loss (gain) on foreign exchange	1.4	0.8
Loss on derivatives	—	0.4
Other	(0.1)	—

Total other expenses	2.3	2.5
Income before provision for income taxes	30.5	27.0
Provision for income taxes	10.0	10.3

Net income	20.5%	16.7%

The following discussion compares the three months ended March 31, 2013 with the three months ended March 31, 2012.

Sales by Market

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets, Creative Professional and CE device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase
Creative Professional	$15,332	$9,705	$5,627
OEM	26,707	24,644	2,063

Total revenue	$42,039	$34,349	$7,690

Revenue

Revenue was $42.0 million and $34.3 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $7.7 million, or 22.4%.

Creative Professional revenue increased $5.6 million, or 58.0%, to $15.3 million for the three months ended March 31, 2013, as compared to $9.7 million for the three months ended March 31, 2012, mainly due to an increase in web revenue. Web revenue increased in the first quarter of 2013, as compared to the same period in 2012, mainly due to the acquisition of Bitstream, together with increased sales of our web font services. This was partially offset by a decrease in custom revenue, due to the timing of custom work over the same period.

OEM revenue was $26.7 million and $24.6 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $2.1 million, or 8.4%, mainly due to increased revenue from per unit royalty arrangements with our printer and display based consumer electronic OEM customers. This increase was partially offset by a reduction of revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $6.0 million and $3.7 million in the three months ended March 31, 2013 and 2012, respectively. Cost of revenue, excluding amortization of acquired technology, was 14.3% and 10.7% of total revenue in the three months ended March 31, 2013 and 2012, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix. Bitstream’s web business sells a higher proportion of third party fonts, which carries a higher cost of revenue. In the three months ended March 31, 2013, there was a full quarter of Bitstream’s web revenue, as compared to the same period in 2012, which included less than one month of Bitstream revenue.

The portion of cost of revenue consisting of amortization of acquired technology was $1.1 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $0.3 million, or 43.1%, mainly due to our acquisitions of Bitstream and Design by Front.

Gross profit decreased 4.0 percentage points to 83.0% in the three months ended March 31, 2013, as compared to 87.0% in the three months ended March 31, 2012, mainly the result of product mix. Creative Professional revenue, which typically has a lower gross profit than our OEM revenue, represented 36.5% of our total revenue in the three months ended March 31, 2013, as compared to 28.3% in the same period in 2012, mainly due to our acquisition of Bitstream.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $9.9 million and $9.3 million in the three months ended March 31, 2013 and 2012, respectively, an increase of $0.6 million, or 7.0%, mainly due to a full quarter of Bitstream expenses in 2013. Various expenses mainly related to the increased volume of sales, such as processing fees and other charges on web sales contributed $0.4 million to the increase. Personnel expenses increased $0.2 million due to a full quarter of Bitstream and due to annual salary increases. Increased spending in other areas, such as in corporate marketing for website design work, was offset by decreases in online advertising expense.

Research and Development. Research and development expense increased $0.7 million, or 14.5%, to $5.0 million in the three months ended March 31, 2013, as compared to $4.3 million in the three months ended March 31, 2012. Personnel expenses increased $0.4 million in the first quarter of 2013, as compared to the same period in 2012, partially due to a full quarter of Bitstream and partially due to annual pay increases.

General and Administrative. General and administrative expense was $4.7 million and $4.9 million in the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.2 million or 4.5%. Professional service expense decreased $0.3 million in the first quarter of 2013, as compared to the same period in 2012, primarily a result of transaction costs incurred in 2012 associated with our Bitstream acquisition. This was partially offset by a $0.1 million increase in personnel expenses in the three months ended March 31, 2013, as compared to the same period in 2012.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.5 million for the three months ended March 31, 2013, as compared to $1.2 million for the three months ended March 31, 2012, an increase of $0.3 million, or 22.0%, mainly due to our acquisitions of Bitstream and Design by Front.

Interest Expense, Net

Interest expense, net of interest income was unchanged at $0.4 million for the three months ended March 31, 2013 and 2012. Interest expense increased in the first quarter of 2013, as compared to the same quarter in 2012, due to the accretion of the contingent consideration payable in connection with our acquisition of Design by Front. This liability was recognized at its net present value on the acquisition date and is accreted through interest expense. There was no similar item in the three months ended March 31, 2012. This increase was offset by a decrease in interest expense on our outstanding debt, which resulted from decreased debt outstanding. Our total average debt outstanding in the three months ended March 31, 2013 was $18.3 million, as compared to $38.6 million at March 31, 2012.

Loss on Foreign Exchange

Loss on foreign exchange was $0.6 million and $0.3 million in the three months ended March 31, 2013 and 2012, respectively, an increase of $0.3 million. In the three months ended March 31, 2013, as compared to the same period in 2012, the increased loss was due primarily to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was $0.1 million in the three months ended March 31, 2012, primarily due to our currency swap instrument. The currency swap matured in December 2012. There was no similar item in the three months ended March 31, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the three months ended March 31, 2013 and 2012, our effective tax rate was 32.9% and 38.5%, respectively. The effective tax rate for the three months ended March 31, 2013 includes a benefit of 2.5% related to the 2012 and 2013 federal research credit. This benefit did not exist at March 31, 2012, as the federal research credit was not extended until January 2013. The effective tax rate for the three months ended March 31, 2012, included amounts related to non-deductible expenses and increases in deferred state taxes, as a result of the Bitstream acquisition, which resulted in an increase of 2.9% to the March 31, 2012 rate, as compared the March 31, 2013 tax rate.

The effective tax rate for the three months ended March 31, 2013 rate is lower than the federal statutory rate of 35% primarily as a result of the federal research tax credit and stock compensation benefits, offset by state income taxes.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2013 and 2012

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $43.0 million and a $120.0 million revolving credit facility, of which $12.3 million was outstanding at March 31, 2013. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$6,731	$8,029
Net cash used in investing activities	(460)	(49,595)
Net cash (used in) provided by financing activities	(2,485)	15,755
Effect of exchange rates on cash and cash equivalents	(143)	38

Total increase (decrease) in cash and cash equivalents	$3,643	$(25,773)

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

We generated $6.7 million in cash from operations during the three months ended March 31, 2013. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $13.4 million in cash. Increased accounts receivable and decreased deferred revenue used $2.1 million in cash, mainly due to timing of customer payments. Accrued income taxes used $1.3 million during the quarter ended March 31, 2013. Increased prepaid expenses, decreased accounts payable and decreased accrued expenses used $3.3 million in cash, primarily a result of the payment of 2012 accrued variable compensation amounts.

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

Investing Activities

During the three months ended March 31, 2013 we used $0.5 million mainly for the purchase of property and equipment. During the three months ended March 31, 2012, we used $49.6 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $46.5 million, net of cash acquired, and $2.6 million for restricted cash, which represented the portion of the purchase price for which Bitstream’s shareholders have not yet tendered their shares. We used $0.5 million in cash for the purchase of property and equipment, an exclusive license and other intangible assets during the three months ended March 31, 2012.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was $2.5 million. Payments on long-term debt amounted to $10.0 million. In addition, we paid out a cash dividend of $1.5 million. We had a significant amount of employee stock option exercises during the three months ended March 31, 2013, which resulted in $9.0 million in proceeds from the exercise of common stock options and excess tax benefit on stock options.

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

Dividends

On February 12, 2013 our Board of Directors approved a $0.06 per share or $2.3 million, quarterly cash dividend on our outstanding common stock. The record date was April 1, 2013 and the dividend was paid to shareholders on April 19, 2013. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 29, 2013, our Board of Directors approved a $0.06 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2013 and the dividend is payable to shareholders of record on July 19, 2013.

Credit Facility

On July 13, 2011, we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of March 31, 2013, the blended interest rate on the Credit Facility was 3.0%. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of March 31, 2013, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.18:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.11:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$8,616	$5,720
Provision for income taxes	4,231	3,587
Interest expense, net	418	444
Depreciation and amortization	2,997	2,333

EBITDA	$16,262	$12,084
Share based compensation	1,749	1,923
Non-cash add backs	—	129
Restructuring, issuance and cash non-operating costs (2)	94	(74)
Acquisition expenses	—	453

Adjusted EBITDA(1)	$18,105	$14,515

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2013.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ending March 31,
	2013	2012
Income from operations	$13,806	$10,133
Depreciation and amortization	2,997	2,333
Share based compensation	1,749	1,923

Net adjusted EBITDA(1)	$18,552	$14,389

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss another key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets and stock-based compensation expenses. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted shares in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ending March 31,
	2013	2012
GAAP earnings per diluted share	$0.22	$0.15
Amortization, net of tax	0.05	0.04
Share based compensation, net of tax	0.03	0.03

Non-GAAP earnings per diluted share(1)	$0.30	$0.22

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $3.7 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2013, one customer individually accounted for 26% of our gross accounts receivable. As of December 31, 2012, one customer individually accounted for 10% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2013 and 2012, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-

term debt. The interest rate on our Credit Facility fluctuates with the prime rate and LIBOR interest rate. At March 31, 2013, the blended rate of interest on our outstanding debt was 3.0%. For each one percent increase in interest rates our interest expense would increase by $0.1 million. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract had a notional amount of $30.0 million and matured on July 30, 2012; accordingly, in the three months ended March 31, 2013, there was no gain or loss. In the three months ended March 31, 2012, we recognized a loss of $21 thousand, which was included in loss on derivatives in the accompanying condensed consolidated statement of income.

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

We incurred foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that was denominated in Euros, which matured on December 14, 2012. During the three months ended March 31, 2012, we incurred a gain of $0.1 million on the intercompany note, which was included in loss on foreign exchange in our accompanying consolidated statement of income. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximated the payment terms of this intercompany note and the notional amount was amortized down over time as payments were made. The contract matured on December 14, 2012. For the three months ended March 31, 2012, we recognized a loss of $0.1 million, which is included in loss on derivatives in the accompanying condensed consolidated statements of income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	—	—	—
February 1, 2013 to February 28, 2013	—	—	—	—
March 1, 2013 to March 31, 2013(1)	250	0.00	—	—

Total	250	$0.00	—	—

(1)	The Company repurchased unvested restricted stock in accordance with the Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”). The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: May 1, 2013	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2013	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.