Form 10-Q
period 2013-06-30
Monotype Imaging Holdings Inc.
filed 2013-07-26
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 22, 2013 was 38,783,502.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$51,669	$39,340
Accounts receivable, net of allowance for doubtful accounts of $154 at June 30, 2013 and $129 at December 31, 2012	7,697	6,996
Income tax refunds receivable	3,845	2,209
Deferred income taxes	2,210	2,218
Prepaid expenses and other current assets	2,301	2,454

Total current assets	67,722	53,217
Property and equipment, net	2,422	2,587
Goodwill	173,668	174,294
Intangible assets, net	81,173	86,736
Other assets	3,093	3,232

Total assets	$328,078	$320,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,153	$1,038
Accrued expenses and other current liabilities	16,244	17,319
Accrued income taxes	—	2,191
Deferred revenue	10,170	8,725
Current portion of long-term debt	—	10,000

Total current liabilities	27,567	39,273
Long-term debt, less current portion	—	12,321
Other long-term liabilities	702	613
Deferred income taxes	29,797	26,832
Reserve for income taxes, net of current portion	1,022	963
Accrued pension benefits	5,008	4,958
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 38,738,074 at June 30, 2013 and 37,331,796 at December 31, 2012	39	37
Additional paid-in capital	196,921	178,681
Treasury stock, at cost, 129,158 shares at June 30, 2013 and 116,101 shares at December 31, 2012	(86)	(86)
Retained earnings	68,283	56,980
Accumulated other comprehensive loss	(1,175)	(506)

Total stockholders’ equity	263,982	235,106

Total liabilities and stockholders’ equity	$328,078	$320,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$41,085	$38,496	$83,124	$72,845
Cost of revenue	6,016	6,080	12,025	9,738
Cost of revenue—amortization of acquired technology	1,139	1,085	2,277	1,880

Total cost of revenue	7,155	7,165	14,302	11,618

Gross profit	33,930	31,331	68,822	61,227
Operating expenses:
Marketing and selling	10,392	8,720	20,311	17,991
Research and development	4,891	4,588	9,863	8,932
General and administrative	4,980	4,698	9,685	9,625
Amortization of other intangible assets	1,487	1,431	2,977	2,652

Total operating expenses	21,750	19,437	42,836	39,200
Income from operations	12,180	11,894	25,986	22,027
Other (income) expense:
Interest expense	313	553	731	1,004
Interest income	(5)	(9)	(5)	(16)
Loss on foreign exchange	263	10	840	277
Gain on derivatives	—	(205)	—	(79)
Other income, net	(1)	(3)	(37)	(14)

Total other expense	570	346	1,529	1,172
Income before provision for income taxes	11,610	11,548	24,457	20,855
Provision for income taxes	4,299	4,133	8,530	7,720

Net income	$7,311	$7,415	$15,927	$13,135

Net income available to common stockholders—basic	$7,182	$7,286	$15,658	$12,921

Net income available to common stockholders—diluted	$7,185	$7,286	$15,665	$12,921

Net income per common share:
Basic	$0.19	$0.20	$0.42	$0.36
Diluted	$0.18	$0.19	$0.40	$0.34
Weighted average number of shares:
Basic	37,725,082	36,046,725	37,415,514	36,164,567
Diluted	39,029,653	37,423,532	38,758,807	37,589,957
Dividends declared per common share	$0.06	$—	$0.12	$—

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,311	$7,415	$15,927	$13,135
Other comprehensive (loss) income, net of tax:
Unrecognized actuarial gain	11	—	11	—
Foreign currency translation adjustments	363	(1,262)	(680)	(712)

Comprehensive income	$7,685	$6,153	$15,258	$12,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$15,927	$13,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,019	5,147
Loss on retirement of fixed assets	4	—
Amortization of deferred financing costs	151	152
Share based compensation	3,835	3,634
Excess tax benefit on stock options	(4,110)	(421)
Provision for doubtful accounts	35	8
Deferred income taxes	3,246	467
Unrealized currency loss (gain) on foreign denominated intercompany transactions	5	(177)
Unrealized loss on derivatives	—	208
Changes in operating assets and liabilities:
Accounts receivable	(944)	4
Income tax refunds receivable	—	(447)
Prepaid expenses and other assets	3	(511)
Accounts payable	139	(520)
Accrued income taxes	(55)	2,402
Accrued expenses and other liabilities	(1,353)	(2,057)
Deferred revenue	1,726	1,930

Net cash provided by operating activities	24,628	22,954

Cash flows from investing activities
Purchases of property and equipment	(632)	(850)
Purchase of exclusive license and other intangible assets	—	(150)
Acquisition of business, net of cash acquired	(72)	(49,082)

Net cash used in investing activities	(704)	(50,082)

Cash flows from financing activities
Payments on line of credit	(22,321)	(20,000)
Borrowings under line of credit	—	25,000
Excess tax benefit on stock options	4,110	421
Common stock dividend paid	(3,788)	—
Proceeds from exercises of common stock options	10,570	814

Net cash (used in) provided by financing activities	(11,429)	6,235
Effect of exchange rates on cash and cash equivalents	(166)	(39)

Increase (decrease) in cash and cash equivalents	12,329	(20,932)
Cash and cash equivalents at beginning of period	39,340	53,850

Cash and cash equivalents at end of period	$51,669	$32,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. The Company’s technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. The Company also maintains various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. and MyFonts Inc., formerly Bitstream Inc. (“Bitstream”), and five foreign subsidiaries, Monotype Ltd., Monotype GmbH, formerly Linotype GmbH (“Germany”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Acquisition

Design by Front Ltd.

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.6 million in cash upon closing, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. The contingent consideration payable was recorded at $2.1 million, which represented the net present fair value of the estimated payment. We recognized approximately $2.5 million of intangible assets and approximately $2.5 million of goodwill, associated with the transaction. In connection with this acquisition, 13 Design by Front Limited employees joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

4. Derivative Financial Instruments

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate (“LIBOR”) beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract had a notional amount of $30.0 million and matured on July 30, 2012. We did not designate the contract as a hedge; as such, associated gains and losses were recorded in gain on derivatives in our condensed consolidated statements of income.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred net losses of $0.2 million and $0.1 million on the intercompany note for the three and six months ended June 30, 2012, respectively, which is included in loss on foreign exchange in the accompanying condensed consolidated statements of income. The currency swap matured on December 14, 2012. The contract payment terms approximated the payment terms of this intercompany note.

The following table presents the losses and (gains) on our derivative financial instruments which are included in gain on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate swaps	$—	$5	$—	$26
Currency swap	—	(210)	—	(105)

Total	$—	$(205)	$—	$(79)

5. Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$1,852	$1,852	$—	$—
Cash equivalents—commercial paper	15,047	—	15,047	—
Cash equivalents—corporate bonds	1,602	—	1,602	—

Total assets	$18,501	$1,852	$16,649	$—

Liabilities:
Contingent acquisition consideration	$2,200	$—	$—	$2,200

Total liabilities	$2,200	$—	$—	$2,200

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices of similar instruments from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangible assets. For the recurring fair value measure, contingent acquisition consideration, the Company estimated the fair value of the liability by judgmentally weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a risk adjusted discount rate over the applicable contingency period.

6. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2013			December 31, 2012
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$56,925	$(39,353)	$17,572	$57,040	$(36,464)	$20,576
Acquired technology	8-15	50,901	(27,371)	23,530	51,067	(25,108)	25,959
Non-compete agreements	3-6	11,997	(11,778)	219	12,016	(11,752)	264
Trademarks		35,452	—	35,452	35,537	—	35,537
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$159,675	$(78,502)	$81,173	$160,060	$(73,324)	$86,736

7. Debt

On July 13, 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At June 30, 2013 our rate, inclusive of applicable margins, was 4.5% for prime. At June 30, 2013, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. Such fees are included in interest expense in the accompanying condensed consolidated statements of income. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of June 30, 2013.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$30	$20	$59	$41
Interest cost	40	43	79	88

Net periodic benefit cost	$70	$63	$138	$129

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2013		2012
Provision for income taxes at statutory rate	$4,063	35.0%	$4,042	35.0%
State and local income taxes, net of federal tax benefit	178	1.5%	159	1.4%
Stock compensation	70	0.6%	72	0.6%
Research credits	(51)	(0.4)%	—	—
Disqualifying dispositions of incentive stock options	(32)	(0.3)%	(46)	(0.4)%
Other, net	71	0.6%	(94)	(0.8)%

Reported income tax provision	$4,299	37.0%	$4,133	35.8%

	Six Months Ended June 30,
	2013		2012
Provision for income taxes at statutory rate	$8,560	35.0%	$7,299	35.0%
State and local income taxes, net of federal tax benefit	369	1.5%	287	1.4%
Stock compensation	140	0.6%	134	0.6%
Research credits	(376)	(1.5)%	—	—
Disqualifying dispositions of incentive stock options	(181)	(0.8)%	(79)	(0.4)%
Effect of rate changes on deferred taxes	—	—	128	0.6%
Other, net	18	0.1%	(49)	(0.2)%

Reported income tax provision	$8,530	34.9%	$7,720	37.0%

At June 30, 2013, the reserve for uncertain tax positions was approximately $4.7 million. Of this amount, $3.7 million is recorded as a reduction of deferred tax assets and $1.0 million is classified as long term liabilities. At December 31, 2012, the reserve for uncertain tax positions was approximately $4.7 million, which is classified as long term liabilities.

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

For the three and six months ended June 30, 2013, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. For the three and six months ended June 30, 2012, the treasury stock method was used in the computation of diluted net income per share, as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income, as reported	$7,311	$7,415	$15,927	$13,135
Less: net income attributable to participating securities	(129)	(129)	(269)	(214)

Net income available to common shareholders—basic	$7,182	$7,286	$15,658	$12,921

Denominator:
Basic:
Weighted-average shares of common stock outstanding	38,420,617	36,689,475	38,070,822	36,764,611
Less: weighted-average shares of unvested restricted common stock outstanding	(695,535)	(642,750)	(655,308)	(600,044)

Weighted-average number of common shares used in computing basic net income per common share	37,725,082	36,046,725	37,415,514	36,164,567

Net income per share applicable to common shareholders—basic	$0.19	$0.20	$0.42	$0.36

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Numerator:
Net income available to common shareholders—basic	$7,182	$15,658
Add-back: undistributed earnings allocated to unvested shareholders	91	195
Less: undistributed earnings reallocated to unvested shareholders	(88)	(188)

Net income available to common shareholders—diluted	$7,185	$15,665

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	38,420,617	38,070,822
Less: weighted-average shares of unvested restricted common stock outstanding	(695,535)	(655,308)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,304,571	1,343,293

Weighted-average number of common shares used in computing diluted net income per common share	39,029,653	38,758,807

Net income per share applicable to common shareholders—diluted	$0.18	$0.40

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Numerator:
Net income, as reported	$7,415	$13,135
Less: net income attributable to participating securities	(129)	(214)

Net income available to common shareholders—diluted	$7,286	$12,921

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	36,689,475	36,764,611
Less: weighted-average shares of unvested restricted common stock outstanding	(642,750)	(600,044)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,263,738	1,294,178
Weighted-average number of restricted stock, based on the treasury stock method	113,069	131,212

Weighted-average number of common shares used in computing diluted net income per common share	37,423,532	37,589,957

Net income per share applicable to common shareholders—diluted	$0.19	$0.34

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options	441,924	1,941,448	316,393	1,758,482
Unvested restricted stock	89	3,521	33,752	2,792

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Marketing and selling	$973	$770	$1,750	$1,601
Research and development	488	384	904	825
General and administrative	625	557	1,181	1,208

Total share based compensation	$2,086	$1,711	$3,835	$3,634

As of June 30, 2013, the Company had $17.9 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.3 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Creative Professional	$14,654	$13,547	$29,986	$23,252
OEM	26,431	24,949	53,138	49,593

Total	$41,085	$38,496	$83,124	$72,845

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

	Three Months Ended June 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$23,359	56.8%	$21,251	55.2%
Asia	11,664	28.4	11,755	30.5
United Kingdom	1,562	3.8	1,196	3.1
Germany	4,500	11.0	4,294	11.2

Total	$41,085	100.0%	$38,496	100.0%

	Six Months Ended June 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$47,506	57.2%	$37,918	52.1%
Asia	24,553	29.5	22,471	30.8
United Kingdom	2,945	3.5	2,674	3.7
Germany	8,120	9.8	9,782	13.4

Total	$83,124	100.0%	$72,845	100.0%

Long-lived assets, which include property, plant and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2013	December 31, 2012
Long-lived assets:
United States	$196,063	$200,804
Asia	3,388	3,438
United Kingdom	4,634	5,130
Germany	53,178	54,245

Total	$257,263	$263,617

13. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2018. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, Massachusetts, Germany, India and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of June 30, 2013, are approximately as follows (in thousands):

Years ending June 30:
2014	$2,570
2015	2,192
2016	1,247
2017	567
2018	270
Thereafter	18

Total	$6,864

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2013 and December 31, 2012.

14. Subsequent Event

On July 25, 2013 the Company’s Board of Directors approved a $0.06 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2013 and the dividend is payable to shareholders of record on October 21, 2013. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$23,359	56.8%	$21,251	55.2%
Asia	11,664	28.4	11,755	30.5
United Kingdom	1,562	3.8	1,196	3.1
Germany	4,500	11.0	4,294	11.2

Total	$41,085	100.0%	$38,496	100.0%

	Six Months Ended June 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$47,506	57.2%	$37,918	52.1%
Asia	24,553	29.5	22,471	30.8
United Kingdom	2,945	3.5	2,674	3.7
Germany	8,120	9.8	9,782	13.4

Total	$83,124	100.0%	$72,845	100.0%

For the three months ended June 30, 2013 and 2012, sales by our subsidiaries located outside the United States comprised 43.2% and 44.8%, respectively, of our total revenue. For the six months ended June 30, 2013 and 2012, sales by our subsidiaries located outside the United States comprised 42.8% and 47.9%, respectively, of our total revenue. In the six months ended June 30, 2013, U.S. revenue, as a percent of total revenue, increased due to the addition of revenue from our Bitstream acquisition, which was acquired on March 19, 2012. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended June 30, 2013 and 2012, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 39.7% and 42.7% of our total revenue, respectively. For the six months ended June 30, 2013 and 2012, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 39.2% and 43.8% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or six months ended June 30, 2013 or 2012, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon invoicing and proof of font delivery. Contract accounting is used where services are deemed essential to the software.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Revenue:
OEM	64.3%	64.8%
Creative Professional	35.7	35.2

Total revenue	100.0	100.0
Cost of revenue	14.6	15.8
Cost of revenue—amortization of acquired technology	2.8	2.8

Total cost of revenue	17.4	18.6

Gross profit	82.6	81.4
Marketing and selling	25.3	22.7
Research and development	11.9	11.9
General and administrative	12.1	12.2
Amortization of other intangible assets	3.7	3.7

Total operating expenses	53.0	50.5

Income from operations	29.6	30.9
Interest expense, net	0.8	1.4
Loss on foreign exchange	0.6	—
Other income, net	—	(0.5)

Total other expense	1.4	0.9
Income before provision for income taxes	28.2	30.0
Provision for income taxes	10.4	10.7

Net income	17.8%	19.3%

The following discussion compares the three months ended June 30, 2013 with the three months ended June 30, 2012.

Sales by Segment. We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (Creative Professional and CE device manufacturers and independent software vendors, together OEM), expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2013	2012
Creative Professional	$14,654	$13,547	$1,107
OEM	26,431	24,949	1,482

Total revenue	$41,085	$38,496	$2,589

Revenue

Revenue was $41.1 million and $38.5 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $2.6 million, or 6.7%.

Creative Professional revenue increased $1.2 million, or 8.2%, to $14.7 million for the three months ended June 30, 2013, as compared to $13.5 million for the three months ended June 30, 2012, primarily due to an increase in web revenue. Web revenue increased primarily due to the volume of sales on our websites, coupled with increased sales of our web font services. In addition, direct revenue increased, mainly the result of increased sales of our web font services to enterprise customers. These increases were partially offset by a decrease in custom revenue, due to the timing of custom work, in the three months ended June 30, 2013, as compared to the same period in 2012.

OEM revenue was $26.4 million and $24.9 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $1.5 million, or 5.9%, mainly due to an increase in display imaging revenue. Display imaging revenue increased primarily due to increased royalty and service revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $6.0 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $0.1 million, or 1.1%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 14.6% and 15.8% in the three months ended June 30, 2013 and 2012, respectively. The decrease in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix. In the three months ended June 30, 2013, as compared to the same period in 2012, we had an increase in revenue from licenses of our intellectual property and a reduction in custom revenue, which has a higher associated cost.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended June 30, 2013 and 2012, respectively.

Gross profit increased 1.2% to 82.6% of sales in the three months ended June 30, 2013, as compared to 81.4% in the three months ended June 30, 2012, due to product mix. In the three months ended June 30, 2013, there was a lower percentage of custom revenue, which generally has a higher associated cost, as compared to the same period in 2012. In the three months ended June 30, 2013, as compared to the same period in 2012, there was a higher percentage of sales containing our fonts, rather than third party fonts which carry a higher associated cost.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $1.7 million, or 19.2%, to $10.4 million in the three months ended June 30, 2013, as compared to $8.7 million in the three months ended June 30, 2012. Discretionary spending on targeted advertising, branding related expenses and website design work increased $0.7 million in the three months ended June 30, 2013, as compared to the same period in 2012. Personnel expenses increased $0.5 million in the three months ended June 30, 2013, as compared to the same period in 2012, a result of increased stock based compensation expense and annual salary increases. Other increases totaling $0.3 million resulted from increased sales volume, such as credit card processing fees and other charges on web sales.

Research and Development. Research and development expense increased $0.3 million, or 6.6%, to $4.9 million in the three months ended June 30, 2013, as compared to $4.6 million in the same period in 2012, mainly due to an increase in outside service expense. Outside services increased $0.2 million in the three months ended June 30, 2013, as compared to the same period in 2012, due to an increase in outsourced product development work.

General and Administrative. General and administrative expense was $5.0 million and $4.7 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $0.3 million, or 6.0%. Personnel and personnel related expenses increased $0.2 million in the three months ended June 30, 2013, as compared to the same period in 2012, mainly due to increases in stock based compensation, payroll and related taxes.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.5 million and $1.4 million in the three months ended June 30, 2013 and 2012, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $0.3 million, or 43.4%, to $0.3 million for the three months ended June 30, 2013, as compared to $0.6 million for the three months ended June 30, 2012. The decrease is the result of lower total debt outstanding in the second quarter of 2013, as compared to the same period in 2012. The average debt balance in the three months ended June 30, 2013 was $1.4 million, as compared to $45.7 million in the three months ended June 30, 2012. Borrowings under our credit facility were repaid in full in May 2013.

Loss on Foreign Exchange

Loss on foreign exchange was $0.3 million and $10 thousand in the three months ended June 30, 2013 and 2012, respectively, an increase of approximately $0.3 million, primarily due to currency losses on liabilities associated with the acquisition of Design by Front.

Gain on Derivatives

Gain on derivatives was $0.2 million in the three months ended June 30, 2012, primarily due to our currency swap instrument. The currency swap contract matured in December 2012. There was no similar item in the three months ended June 30, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the three months ended June 30, 2013 and 2012, our effective tax rate was 37.0% and 35.8%, respectively. During the second quarter of 2013, our effective tax rate increased 1.0% as compared to the same period in 2012, primarily due to a decrease in the benefit from the Section 199 manufacturing deduction. This increase was partially offset by a 0.5% benefit from research credits. The federal research tax credit expired as of December 31, 2011, and as of June 30, 2012, the legislation extending the credit had not been passed. Therefore, the research credit was not available in the three months ended June 30, 2012. The research credit was subsequently extended in January 2013.

Results of Operations for the Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Revenue:
Creative Professional	36.1%	31.9%
OEM	63.9	68.1

Total revenue	100.0	100.0
Cost of revenue	14.5	13.3
Cost of revenue—amortization of acquired technology	2.7	2.6

Total cost of revenue	17.2	15.9

Gross profit	82.8	84.1
Marketing and selling	24.4	24.7
Research and development	11.9	12.3
General and administrative	11.7	13.2
Amortization of other intangible assets	3.5	3.7

Total operating expenses	51.5	53.9

Income from operations	31.3	30.2
Interest expense, net	0.9	1.4
Loss on foreign exchange	1.0	0.3
Other income, net	—	(0.1)

Total other expense	1.9	1.6
Income before provision for income taxes	29.4	28.6
Provision for income taxes	10.2	10.6

Net income	19.2%	18.0%

The following discussion compares the six months ended June 30, 2013 with the six months ended June 30, 2012.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2013	2012
Creative Professional	$29,986	$23,252	$6,734
OEM	53,138	49,593	3,545

Total revenue	$83,124	$72,845	$10,279

Revenue

Revenue was $83.1 million and $72.8 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $10.3 million, or 14.1%.

Creative Professional revenue increased $6.7 million, or 29.0%, to $30.0 million for the six months ended June 30, 2013, as compared to $23.3 million for the six months ended June 30, 2012, primarily due to an increase in web revenue. Web revenue increased primarily due to our acquisition of Bitstream, together with increased sales of our web font services. Direct revenue also increased mainly the result of increased sales of our web font services to enterprise customers. The increases were partially offset by a decrease in custom revenue, due to the timing of custom work in the six months ended June 30, 2013, as compared to the same period in 2012.

OEM revenue increased $3.5 million, or 7.2%, to $53.1 million for the six months ended June 30, 2013, as compared to $49.6 million for the six months ended June 30, 2012, mainly due to increased revenue from per unit royalty arrangements with our printer and display imaging based consumer electronic OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $12.0 million and $9.7 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $2.3 million, or 23.5%. As a percentage of total revenue, cost of revenue excluding amortization was 14.5% and 13.3% in the six months ended June 30, 2013 and 2012, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix. Bitstream’s web business sells a higher proportion of third party fonts, which carry a higher cost of revenue. In the six months June 30, 2013, there was a full six months of Bitstream’s web revenue, as compared to the same period in 2012, which included less than four months of Bitstream revenue.

Amortization of acquired technology was $2.3 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase is mainly due to our acquisitions of Bitstream and Design by Front.

Gross profit decreased 1.3% of sales to 82.8% in the six months ended June 30, 2013, as compared to 84.1% in the six months ended June 30, 2012, primarily due to our acquisition of Bitstream.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.3 million, or 12.9%, to $20.3 million in the six months ended June 30, 2013, as compared to $18.0 million in the six months ended June 30, 2012. Personnel expenses increased $0.8 million, mainly the result of a full six months of Bitstream personnel and annual salary increases in the six months ended June 30, 2013, as compared to the same period in 2012. Various expenses, mainly related to the increased volume of sales, such as processing fees and other charges on web sales, contributed $0.7 million to the increase period over period. Increased discretionary spending, such as website design work, targeted advertising and branding related expenses, together contributed $0.6 million to the increase in the first half of 2013, as compared to the same period in 2012.

Research and Development. Research and development expense increased $1.0 million, or 10.4%, to $9.9 million in the six months ended June 30, 2013, as compared to $8.9 million in the six months ended June 30, 2012. Personnel related expenses increased $0.6 million in the first half of 2013, as compared to the same period in 2012, mainly a result of a full six months of Bitstream personnel. Increased discretionary spending in other areas, such as product development, provided $0.2 million to the increase.

General and Administrative. General and administrative expense was $9.7 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $0.1 million, or 0.6% partially due to an increase in personnel and various discretionary expenses, offset by a reduction in legal spending resulting from our 2012 acquisition of Bitstream.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.0 million and $2.7 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $0.3 million, mainly due to our acquisitions of Bitstream and Design by Front.

Interest Expense, Net

Interest expense, net of interest income was $0.7 million for the six months ended June 30, 2013, as compared to $1.0 million for the six months ended June 30, 2012, a decrease of $0.3 million, or 26.5%. The decrease is the result of lower total debt outstanding in the first half of 2013, as compared to the same period in 2012. The average debt balance in the six months ended June 30, 2013 was $9.2 million, as compared to $42.3 million in the six months ended June 30, 2012.

Loss on Foreign Exchange

Loss on foreign exchange was $0.8 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $0.5 million. The increase was due primarily to the currency losses on liabilities associated with the acquisition of Design by Front.

Gain on Derivatives

Gain on derivatives was $79 thousand in the six months ended June 30, 2012, primarily due to our currency swap instrument, which matured in December 2012. There was no similar item in the six months ended June 30, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the six months ended June 30, 2013 and 2012, our effective tax rate was 34.9% and 37.0%, respectively. During the first half of 2013, our effective tax rate included a 1.5% benefit from research credits. The federal research tax credit expired as of December 31, 2011, and as of June 30, 2012, the legislation extending the credit had not been passed. Therefore, the research credit was not available in the first half of 2012. The research credit was subsequently extended in January 2013. In addition, during the six months ended June 30, 2012, the effective tax rate included 0.6% due to an increase in deferred state taxes related to our acquisition of Bitstream. There was no similar item in the same period in 2013.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2013 and 2012

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $51.7 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at June 30, 2013. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$24,628	$22,954
Net cash used in investing activities	(704)	(50,082)
Net cash (used in) provided by financing activities	(11,429)	6,235
Effect of exchange rates on cash and cash equivalents	(166)	(39)

Total increase (decrease) in cash and cash equivalents	$12,329	$(20,932)

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

We generated $24.6 million in cash from operations during the six months ended June 30, 2013. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency loss on foreign denominated intercompany transactions generated $25.1 million in cash. Deferred revenue generated $1.7 million in cash, due to royalty prepayments received. A decrease in accrued expenses and other liabilities used $1.4 million, primarily a result of the payment of 2012 accrued variable compensation amounts. Increases in accounts receivable and accounts payable combined with decreases in prepaid expenses, other assets and accrued income taxes, used $0.9 million in cash, which is mainly due to timing of payments.

We generated $23.0 million in cash from operations during the six months ended June 30, 2012. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions, and unrealized loss on derivatives generated $22.2 million in cash. Deferred revenue generated $1.9 million in cash, mainly the result of the receipt of a large royalty prepayment. Increases in accrued income taxes, net of increased prepaid income taxes, generated $2.0 million in cash. Increases in prepaid expenses and other assets and decreases in accounts payable, net of a decrease in accounts receivable, used $1.0 million in cash. Decreases in accrued expenses and other liabilities used $2.1 million in cash, primarily as a result of the payment of variable compensation accrued in the previous period.

Investing Activities

During the six months ended June 30, 2013 we used $0.7 million mainly for the purchase of property and equipment. During the six months ended June 30, 2012, we used $50.1 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $49.1 million, net of cash acquired. We used $1.0 million in cash for the purchase of property and equipment, exclusive license and other intangible assets during the six months ended June 30, 2012.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 was $11.4 million. All outstanding debt was repaid resulting in a $22.3 million use of cash and we paid cash dividends of $3.8 million. There was a significant amount of employee stock option exercises during the six months ended June 30, 2013, which resulted in $14.7 million in proceeds from the exercise of common stock options and excess tax benefit on stock options.

Cash provided by financing activities for the six months ended June 30, 2012, was $6.2 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset partially by $20.0 million in repayments during the six months ended June 30, 2012. We received cash from exercises of stock options of $0.8 million and excess tax benefit on stock options provided $0.4 million.

Dividends

On April 29, 2013 our Board of Directors approved a $0.06 per share or $2.3 million, quarterly cash dividend on our outstanding common stock. The record date was July 1, 2013 and the dividend was paid to shareholders of record on July 19, 2013. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On July 25, 2013 the Company’s Board of Directors approved a $0.06 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2013 and the dividend is payable to shareholders of record on October 21, 2013.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. At June 30, 2013 our rate, inclusive of applicable margins, was 4.5% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of June 30, 2013, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.17:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,311	$7,415	$15,927	$13,135
Provision for income taxes	4,299	4,133	8,530	7,720
Interest expense, net	308	544	726	988
Depreciation and amortization	3,022	2,814	6,019	5,147

EBITDA	$14,940	$14,906	$31,202	$26,990
Share based compensation	2,086	1,711	3,835	3,634
Non-cash add backs	—	170	—	299
Restructuring, issuance and cash non-operating costs(2)	76	(113)	170	(187)
Acquisition expenses	—	23	—	476

Adjusted EBITDA(1)	$17,102	$16,697	$35,207	$31,212

(1)

Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2013.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from operations	$12,180	$11,894	$25,986	$22,027
Depreciation and amortization	3,022	2,814	6,019	5,147
Share based compensation	2,086	1,711	3,835	3,634

Net adjusted EBITDA(1)	$17,288	$16,419	$35,840	$30,808

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP earnings per diluted share	$0.18	$0.19	$0.40	$0.34
Amortization, net of tax	0.04	0.05	0.09	0.09
Share-based compensation, net of tax	0.04	0.03	0.07	0.06

Non-GAAP earnings per diluted share(1)	$0.26	$0.27	$0.56	$0.49

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at June 30, 2013 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations	Total	July 2013 - June 2014	July 2014 - June 2016	July 2016 - June 2018	Thereafter
Operating leases	$6,864	$2,570	$3,439	$837	$18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $3.3 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2013, none of our customers individually accounted for 10% or more of our gross accounts receivable. As of December 31, 2012, one customer individually accounted for 10% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2013 and 2012, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2013, the Company had no outstanding debt. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract matured on July 30, 2012, accordingly, in the three and six months ended June 30, 2013, there was no gain or loss on the interest rate swap. In the three and six months ended June 30, 2012, we recognized nominal losses on the interest rate swap, which were included in gain on derivatives in the accompanying condensed consolidated statements of income.

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

We incurred foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that was denominated in Euros, which matured on December 14, 2012. During the three and six months ended June 30, 2012, we incurred net losses of $0.2 million and $0.1 million, respectively, on the intercompany note, which was included in loss on foreign exchange in our accompanying consolidated statement of income. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximated the payment terms of this intercompany note and the notional amount was amortized down over time as payments were made. The contract matured on December 14, 2012. For the three and six months ended June 30, 2012, we recognized gains of $0.2 million and $0.1 million, respectively, which is included in gain on derivatives in the accompanying condensed consolidated statements of income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013(1)	10,800	$0.00	—	$—
May 1, 2013 to May 31, 2013	—	—	—	—
June 1, 2013 to June 30, 2013(1)	2,007	0.00	—	—

Total	12,807	$0.00	—	$—

(1)	The Company repurchased unvested restricted stock in accordance with the 2007 Stock Option and Incentive Plan. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option and Incentive Plan and related restricted stock agreement.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: July 26, 2013	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 26, 2013	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Executive Employment Agreement by and between Steven R. Martin and Monotype Imaging Inc., effective as of May 21, 2013.(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2013.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.