Form 10-Q
period 2013-09-30
Monotype Imaging Holdings Inc.
filed 2013-10-31
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2013 was 39,019,001.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$64,335	$39,340
Accounts receivable, net of allowance for doubtful accounts of $166 at September 30, 2013 and $129 at December 31, 2012	7,781	6,996
Income tax refunds receivable	3,784	2,209
Deferred income taxes	2,216	2,218
Prepaid expense and other current assets	2,782	2,454

Total current assets	80,898	53,217
Property and equipment, net	2,779	2,587
Goodwill	175,593	174,294
Intangible assets, net	79,094	86,736
Other assets	2,899	3,232

Total assets	$341,263	$320,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,075	$1,038
Accrued expenses and other current liabilities	17,520	17,319
Accrued income taxes	—	2,191
Deferred revenue	7,649	8,725
Current portion of long-term debt	—	10,000

Total current liabilities	26,244	39,273
Long-term debt, less current portion	—	12,321
Other long-term liabilities	617	613
Deferred income taxes	31,727	26,832
Reserve for income taxes, net of current portion	1,131	963
Accrued pension benefits	5,281	4,958
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 39,055,374 at September 30, 2013 and 37,331,796 at December 31, 2012	39	37
Additional paid-in capital	203,176	178,681
Treasury stock, at cost, 129,830 shares at September 30, 2013 and 116,101 shares at December 31, 2012	(86)	(86)
Retained earnings	73,004	56,980
Accumulated other comprehensive income (loss)	130	(506)

Total stockholders’ equity	276,263	235,106

Total liabilities and stockholders’ equity	$341,263	$320,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$40,468	$37,982	$123,592	$110,827
Costs and expenses:
Cost of revenue	5,935	5,426	17,960	15,164
Cost of revenue—amortization of acquired technology	1,141	1,085	3,418	2,965

Total cost of revenue	7,076	6,511	21,378	18,129

Gross profit	33,392	31,471	102,214	92,698
Operating expenses:
Marketing and selling	10,632	8,614	30,943	26,605
Research and development	4,655	4,617	14,518	13,549
General and administrative	4,926	4,386	14,611	14,011
Amortization of other intangible assets	1,490	1,405	4,467	4,057

Total operating expenses	21,703	19,022	64,539	58,222
Income from operations	11,689	12,449	37,675	34,476
Other (income) expense:
Interest expense	271	457	1,002	1,461
Interest income	(5)	(6)	(10)	(22)
Loss on foreign exchange	98	24	938	301
Loss (gain) on derivatives	216	65	216	(14)
Other expense (income), net	8	33	(29)	19

Total other expense	588	573	2,117	1,745
Income before provision for income taxes	11,101	11,876	35,558	32,731
Provision for income taxes	4,037	3,886	12,567	11,606

Net income	$7,064	$7,990	$22,991	$21,125

Net income available to common shareholders—basic & diluted	$6,950	$7,857	$22,608	$20,779

Net income per common share:
Basic	$0.18	$0.22	$0.60	$0.57
Diluted	$0.18	$0.21	$0.58	$0.55
Weighted average number of shares:
Basic	38,276,890	36,323,556	37,717,883	36,217,950
Diluted	39,657,474	37,620,269	39,205,915	37,600,448
Dividends declared per common share	$0.06	$0.04	$0.18	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,064	$7,990	$22,991	$21,125
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain	17	—	28	—
Foreign currency translation adjustments	1,288	429	608	(283)

Comprehensive income	$8,369	$8,419	$23,627	$20,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$22,991	$21,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,036	7,985
Loss on retirement of fixed assets	23	—
Amortization of deferred financing costs	227	228
Amortization of imputed interest	187	—
Share based compensation	5,994	5,300
Excess tax benefit on stock options	(5,242)	(878)
Provision for doubtful accounts	84	8
Deferred income taxes	4,382	1,987
Unrealized currency gain on foreign denominated intercompany transactions	(29)	(96)
Unrealized loss on derivatives	—	432
Changes in operating assets and liabilities:
Accounts receivable	(905)	616
Income tax refunds receivable	—	(429)
Prepaid expenses and other assets	(311)	(238)
Accounts payable	35	17
Accrued income taxes	1,099	1,756
Accrued expenses and other liabilities	(520)	(441)
Deferred revenue	(1,025)	(928)

Net cash provided by operating activities	36,026	36,444

Cash flows from investing activities
Purchases of property and equipment	(1,373)	(1,046)
Purchase of exclusive license and other intangible assets	—	(150)
Acquisition of business, net of cash acquired	(72)	(49,090)

Net cash used in investing activities	(1,445)	(50,286)

Cash flows from financing activities
Payments on line of credit	(22,321)	(30,000)
Borrowings under line of credit	—	25,000
Excess tax benefit on stock options	5,242	878
Common stock dividends paid	(6,112)	—
Proceeds from exercises of common stock options	13,644	2,098

Net cash used in financing activities	(9,547)	(2,024)
Effect of exchange rates on cash and cash equivalents	(39)	4

Increase (decrease) in cash and cash equivalents	24,995	(15,862)
Cash and cash equivalents at beginning of period	39,340	53,850

Cash and cash equivalents at end of period	$64,335	$37,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

3. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date and is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We do not expect the adoption of this standard to have any impact on our consolidated financial statements, as our current practice is consistent with this standard.

4. Acquisition

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

5. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying condensed consolidated statements of income. At September 30, 2013, we had one forward contract outstanding, which was entered into on that date. There were no outstanding forward contracts at December 31, 2012.

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month London Inter-Bank Offering Rate, or LIBOR, beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract matured on July 30, 2012. We did not designate this contract as a hedge; as such, associated gains and losses were recorded in loss (gain) on derivatives in our condensed consolidated statements of income.

On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. We incurred a net gain of $0.1 million and a net loss of $29 thousand for the three and nine months ended September 30, 2012, respectively, on the intercompany note, which is included in loss on foreign exchange in the accompanying condensed consolidated statements of income. The currency swap matured on December 14, 2012. The contract payment terms approximate the payment terms of this intercompany note.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss (gain) on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swap	$—	$—	$—	$26
Currency swap	216	65	216	(40)

Total	$216	$65	$216	$(14)

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$4,021	$4,021	$—	$—
Cash equivalents—commercial paper	10,748	—	10,748	—
Cash equivalents—corporate bonds	3,729	—	3,729	—

Total assets	$18,498	$4,021	$14,477	$—

Liabilities:
Contingent acquisition consideration	$2,251	$—	$—	$2,251

Total liabilities	$2,251	$—	$—	$2,251

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2013, we had one 30-day forward contract outstanding that had an immaterial fair value.

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

7. Intangible Assets and Goodwill

Intangible assets consist of the following (dollar amounts in thousands):

	Life (Years)	September 30, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	7-15	$57,197	$(40,947)	$16,250	$57,040	$(36,464)	$20,576
Acquired technology	8-15	51,120	(28,564)	22,556	51,067	(25,108)	25,959
Non-compete agreements	3-6	12,052	(11,856)	196	12,016	(11,752)	264
Trademarks		35,692	—	35,692	35,537	—	35,537
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$160,461	$(81,367)	$79,094	$160,060	$(73,324)	$86,736

8. Debt

On July 13, 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At September 30, 2013 our rate, inclusive of applicable margins, was 4.5% for prime. At September 30, 2013, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. Such fees are included in interest expense in the accompanying condensed consolidated statements of income. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of September 30, 2013.

9. Defined Benefit Pension Plan

Our German subsidiary maintains an unfunded defined benefit pension plan which covers substantially all employees who joined the company prior to the plan’s closure to new participants in 2006. Participants are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$30	$21	$89	$62
Interest cost	40	44	119	132

Net periodic benefit cost	$70	$65	$208	$194

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2013		2012
Provision for income taxes at statutory rate	$3,885	35.0%	$4,157	35.0%
State and local income taxes, net of federal tax benefit	209	1.9%	181	1.5%
Stock compensation	71	0.6%	79	0.7%
Research credits	(47)	(0.4)%	—	—
Effect of rate changes on deferred taxes	17	0.2%	33	0.3%
Reversal of reserve for income taxes	(89)	(0.8)%	(383)	(3.2)%
Disqualifying dispositions on incentive stock options	(19)	(0.2)%	(42)	(0.4)%
Other, net	10	0.1%	(139)	(1.2)%

Reported income tax provision	$4,037	36.4%	$3,886	32.7%

	Nine Months Ended September 30,
	2013		2012
Provision for income taxes at statutory rate	$12,445	35.0%	$11,456	35.0%
State and local income taxes, net of federal tax benefit	578	1.6%	468	1.4%
Stock compensation	211	0.6%	213	0.7%
Research credits	(424)	(1.2%)	—	—
Effect of rate changes on deferred taxes	17	—	161	0.5%
Reversal of reserve for income taxes	(79)	(0.2)%	(383)	(1.2)%
Disqualifying dispositions on incentive stock options	(200)	(0.6)%	(121)	(0.4)%
Other, net	19	0.1%	(188)	(0.5)%

Reported income tax provision	$12,567	35.3%	$11,606	35.5%

At September 30, 2013, the reserve for uncertain tax positions was approximately $4.9 million. Of this amount, $3.7 million was recorded as a reduction of deferred tax assets and $1.2 million was classified as long term liabilities. At December 31, 2012, the reserve for uncertain tax positions was approximately $4.7 million, which is classified as long term liabilities. Of this amount, $3.7 million was recorded as a reduction of deferred tax assets and $1.0 million was classified as long term liabilities.

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income, as reported	$7,064	$7,990	$22,991	$21,125
Less: net income attributable to participating securities	(114)	(133)	(383)	(346)

Net income available to common shareholders—basic and diluted	$6,950	$7,857	$22,608	$20,779

Denominator:
Basic:
Weighted-average shares of common stock outstanding	38,919,553	36,936,791	38,368,929	36,822,423
Less: weighted-average shares of unvested restricted common stock outstanding	(642,663)	(613,235)	(651,046)	(604,473)

Weighted-average number of common shares used in computing basic net income per common share	38,276,890	36,323,556	37,717,883	36,217,950

Net income per share applicable to common shareholders—basic	$0.18	$0.22	$0.60	$0.57

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted:
Weighted-average shares of common stock outstanding	38,919,553	36,936,791	38,368,929	36,822,423
Less: weighted-average shares of unvested restricted common stock outstanding	(642,663)	(613,235)	(651,046)	(604,473)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,164,688	1,169,883	1,283,758	1,252,747
Weighted-average number of restricted stock outstanding, based on the treasury stock method	215,896	126,830	204,274	129,751

Weighted-average number of common shares used in computing diluted net income per common share	39,657,474	37,620,269	39,205,915	37,600,448

Net income per share applicable to common shareholders—diluted	$0.18	$0.21	$0.58	$0.55

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options	456,627	1,937,631	363,137	1,818,198
Unvested restricted stock	2,022	—	23,175	1,861

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Marketing and selling	$1,003	$745	$2,753	$2,346
Research and development	501	390	1,405	1,215
General and administrative	655	531	1,836	1,739

Total share based compensation	$2,159	$1,666	$5,994	$5,300

As of September 30, 2013, the Company had $16.3 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Creative Professional	$16,449	$13,702	$46,435	$36,954
OEM	24,019	24,280	77,157	73,873

Total	$40,468	$37,982	$123,592	$110,827

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

	Three Months Ended September 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$21,405	52.9%	$20,045	52.8%
Asia	11,781	29.1	11,511	30.3
United Kingdom	2,223	5.5	1,066	2.8
Germany	5,059	12.5	5,360	14.1

Total	$40,468	100.0%	$37,982	100.0%

	Nine Months Ended September 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$68,911	55.7%	$57,963	52.2%
Asia	36,334	29.4	33,982	30.7
United Kingdom	5,168	4.2	3,740	3.4
Germany	13,179	10.7	15,142	13.7

Total	$123,592	100.0%	$110,827	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2013	December 31, 2012
Long-lived assets:
United States	$193,773	$200,804
Asia	3,466	3,438
United Kingdom	4,897	5,130
Germany	55,330	54,245

Total	$257,466	$263,617

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2013 and December 31, 2012.

15. Subsequent Events

On October 23, 2013 the Company’s Board of Directors declared a $0.06 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2014 and the dividend is payable to shareholders of record on January 22, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common shares over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

On October 28, 2013 the Company amended its credit agreement with Wells Fargo Capital Finance, LLC to reduce the applicable margin for LIBOR loans, based on the applicable leverage ratio, by 75 basis points to either 1.50% or 2.0% per annum from 2.25% or 2.5% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, by 75 basis points to either 0.5% or 1.0% per annum from 1.25% or 1.50% per annum.

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

	Three Months Ended September 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$21,405	52.9%	$20,045	52.8%
Asia	11,781	29.1	11,511	30.3
United Kingdom	2,223	5.5	1,066	2.8
Germany	5,059	12.5	5,360	14.1

Total	$40,468	100.0%	$37,982	100.0%

	Nine Months Ended September 30,
	2013		2012
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$68,911	55.7%	$57,963	52.2%
Asia	36,334	29.4	33,982	30.7
United Kingdom	5,168	4.2	3,740	3.4
Germany	13,179	10.7	15,142	13.7

Total	$123,592	100.0%	$110,827	100.0%

For the three months ended September 30, 2013 and 2012, sales by our subsidiaries located outside the United States comprised 47.1% and 47.2%, respectively, of our total revenue. For the nine months ended September 30, 2013 and 2012, sales by our subsidiaries located outside the United States comprised 44.3% and 47.8%, respectively, of our total revenue. In the nine months ended September 30, 2013, U.S. revenue, as a percent of total revenue, increased due to the addition of revenue from our acquisition of Bitstream on March 19, 2012.We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended September 30, 2013 and 2012, our top ten licensees by revenue, all of which are OEM customers, accounted for approximately 36.1% and 40.5% of our total revenue, respectively. For the nine months ended September 30, 2013 and 2012, our top ten licensees by revenue, all of which are OEM customers, accounted for approximately 37.6% and 42.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or nine months ended September 30, 2013 or 2012, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Revenue:
Creative Professional	40.6%	36.1%
OEM	59.4	63.9

Total revenue	100.0	100.0
Cost of revenue	14.7	14.3
Cost of revenue—amortization of acquired technology	2.8	2.8

Total cost of revenue	17.5	17.1

Gross profit	82.5	82.9
Marketing and selling	26.3	22.7
Research and development	11.5	12.2
General and administrative	12.1	11.5
Amortization of other intangible assets	3.7	3.7

Total operating expenses	53.6	50.1

Income from operations	28.9	32.8
Interest expense, net	0.7	1.2
Loss on foreign exchange	0.2	—
Loss on derivatives	0.5	0.2
Other expense, net	—	0.1

Total other expense	1.4	1.5
Income before provision for income taxes	27.5	31.3
Provision for income taxes	10.0	10.3

Net income	17.5%	21.0%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2013	2012
Creative Professional	$16,449	$13,702	$2,747
OEM	24,019	24,280	(261)

Total revenue	$40,468	$37,982	$2,486

Revenue

Revenue was $40.5 million and $38.0 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $2.5 million, or 6.5%.

Creative Professional revenue increased $2.7 million, or 20.0%, to $16.4 million in the three months ended September 30, 2013, as compared to $13.7 million in the three months ended September 30, 2012, mainly due to an increase in web revenue. Web revenue increased $2.3 million, primarily due to the volume of sales on our websites, which includes increased sales of our web font services. In addition, direct revenue increased, mainly the result of increased sales of our web font services to enterprise customers. These increases were partially offset by a decrease in custom revenue, due to the timing of custom work, in the third quarter of 2013, as compared to the same period in 2012.

OEM revenue was $24.0 million and $24.3 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $0.3 million, or 1.1%, mainly due to a decrease in display imaging revenue. Display imaging revenue decreased in the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the timing of revenue from our independent software vendor customers. This decrease was partially offset by an increase in printer product revenue from per unit royalty arrangements with our existing OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $5.9 million and $5.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $0.5 million or 9.4%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 14.7% and 14.3% in the three months ended September 30, 2013 and 2012, respectively. We expect our cost of revenue, excluding amortization of acquired technology, to fluctuate as a percentage of revenue from period to period due to variations in product mix.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended September 30, 2013 and 2012, respectively.

Gross profit was 82.5% of sales in the three months ended September 30, 2013, as compared to 82.9% in the three months ended September 30, 2012, a decrease of 0.4 percentage points, primarily due to product mix as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.0 million, or 23.4% to $10.6 million in the three months ended September 30, 2013, as compared to $8.6 million in the three months ended September 30, 2012. Personnel expenses increased $0.7 million, in the third quarter of 2013, as compared to the same period in 2012, mainly a result of increased headcount from our acquisition of Design by Front in October 2012, annual salary increases and increased share based compensation expense. Increased discretionary spending, such as website design work, targeted advertising and branding related expenses, contributed $0.8 million to the increase in the three months ended September 30, 2013, as compared to the same period in 2012. Other expenses increased $0.4 million in the three months ended September 30, 2013, as compared to the same period in 2012, such as processing fees on web sales and travel related expenses.

Research and Development. Research and development expense was $4.7 million and $4.6 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $0.1 million or 0.8%.

General and Administrative. General and administrative expense was $4.9 million and $4.4 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $0.5 million, or 12.3%. Personnel and personnel related expenses increased $0.3 million in the three months ended September 30, 2013, as compared to the same period in 2012, mainly due to increased share based compensation. In addition legal and other consulting services increased $0.2 million in the third quarter of 2013, as compared to the same period in 2012.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.5 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $0.1 million or 6.1%.

Interest Expense, Net

Interest expense, net of interest income decreased $0.2 million, or 41.0%, to $0.3 million in the three months ended September 30, 2013, as compared to $0.5 million in the three months ended September 30, 2012, mainly due to differences in our debt balance. The majority of the interest expense in the three months ended September 30, 2013 was related to the unused line fee in connection with our Credit Facility, as there have been no borrowings under our Credit Facility since May 2013. By contrast, interest expense in the same period in 2012 related mainly to outstanding debt. The average balance of total debt outstanding in the three months ended September 30, 2012 was $37.3 million.

Loss on Foreign Exchange

Losses on foreign exchange were $0.1 million and $24 thousand in the three months ended September 30, 2013 and 2012, respectively. The loss in the three months ended September 30, 2013 was the result of currency fluctuations on our foreign denominated receivables and payables. The loss in the three months ended September 30, 2012 resulted primarily from our Euro denominated intercompany note. The intercompany note was fully repaid in December 2012.

Loss (Gain) on Derivatives

Loss on derivatives was $0.2 million and $65 thousand in the three months ended September 30, 2013 and 2012, respectively, due to changes in the market value of our currency derivative contracts. In the third quarter of 2013, the loss related to short term forward contracts, and in the same period in 2012, the loss was due to a currency swap contract, that expired in December 2012.

Provision for Income Taxes

During the three months ended September 30, 2013 and 2012, our effective tax rate was 36.4% and 32.7%, respectively. During the third quarter of 2012, the effective tax rate included a 3.2% decrease due to the reversal of reserves for income taxes, as compared to 0.8% in the third quarter of 2013. Additionally, the third quarter of 2012 included a 1.2% decrease for various items, including the Company’s accrual to return adjustments, which were a 0.1% decrease in the same period in 2013.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Revenue:
Creative Professional	37.6%	33.3%
OEM	62.4	66.7

Total revenue	100.0	100.0
Cost of revenue	14.5	13.7
Cost of revenue—amortization of acquired technology	2.8	2.7

Total cost of revenue	17.3	16.4

Gross profit	82.7	83.6
Marketing and selling	25.0	24.0
Research and development	11.8	12.2
General and administrative	11.8	12.6
Amortization of other intangible assets	3.6	3.7

Total operating expenses	52.2	52.5

Income from operations	30.5	31.1
Interest expense, net	0.8	1.3
Loss on foreign exchange	0.8	0.3
Loss (gain) on derivatives	0.2	—
Other expense (income), net	—	—

Total other expense	1.8	1.6
Income before provision for income taxes	28.7	29.5
Provision for income taxes	10.1	10.4

Net income	18.6%	19.1%

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2013	2012
Creative Professional	$46,435	$36,954	$9,481
OEM	77,157	73,873	3,284

Total revenue	$123,592	$110,827	$12,765

Revenue

Revenue was $123.6 million and $110.8 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $12.8 million, or 11.5%.

Creative Professional revenue increased $9.5 million, or 25.7%, to $46.4 million for the nine months ended September 30, 2013, as compared to $37.0 million in the same period in 2012, primarily due to an increase in web revenue. Web revenue increased $9.6 million mainly due to a full nine months of Bitstream revenue in 2013 following its acquisition in March 2012, together with increased sales of our web font services. Direct revenue also increased primarily due to the result of increased sales of our web font services to enterprise customers. The increases were partially offset by a decrease in custom revenue, due to the timing of custom work in the nine months ended September 30, 2013, as compared to the same period in 2012.

OEM revenue was $77.2 million and $73.9 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $3.3 million, or 4.4%, mainly due to increased revenue from per unit royalty arrangements with our printer and display imaging based OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $18.0 million and $15.2 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $2.8 million, or 18.4%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 14.5% and 13.7% in the nine months ended September 30, 2013 and 2012, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was due to variations in product mix resulting from the acquisition of Bitstream in March 2012. Bitstream’s web business sells a higher proportion of third party fonts, which carry a higher cost of revenue. In the nine months ended September 30, 2013 there was a full nine months of Bitstream’s web revenue, as compared to the same period in 2012, which included less than seven months of Bitstream revenue.

Amortization of acquired technology increased $0.4 million, or 15.3%, to $3.4 million for the nine months ended September 30, 2013, as compared to $3.0 million for the same period in 2012, the result of our acquisitions of Bitstream and Design by Front.

Gross profit decreased 0.9% of sales to 82.7% in the nine months ended September 30, 2013, as compared to 83.6% in the nine months ended September 30, 2012, primarily due to product mix resulting from our acquisition of Bitstream.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $4.3 million, or 16.3%, to $30.9 million in the nine months ended September 30, 2013, as compared to $26.6 million in the same period in 2012. Personnel expenses increased $1.4 million, mainly the result of a full nine months of Bitstream and Design by Front personnel, annual salary increases and increased share based compensation in 2013, as compared to the same period in 2012. Increased discretionary spending, such as website design work, targeted advertising and branding related expenses, contributed $1.4 million to the increase in the nine months ended September 30, 2013, as compared to the same period in 2012. Various expenses, mainly related to the increased volume of sales, such as processing fees and other charges on web sales, contributed $0.8 million to the increase period over period. Other increased discretionary spending on travel and increased facilities expense contributed $0.5 million to the overall increase in the nine months ended September 30, 2013, as compared to the same period in 2012.

Research and Development. Research and development expense was $14.5 million and $13.5 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $1.0 million, or 7.2%. The increase consists mainly of additional personnel, travel and facilities expenses resulting from a full nine months of Bitstream in the nine months ended September 30, 2013, as compared to the same period in 2012.

General and Administrative. General and administrative expense was $14.6 million and $14.0 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $0.6 million or 4.3%, primarily due to personnel expenses. Personnel expenses increased $0.5 million, mainly due to annual salary increases and increased share based compensation expense in the nine months ended September 30, 2013, as compared to the same period in 2012.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $4.5 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $0.4 million, or 10.1%, mainly due to our acquisitions of Bitstream and Design by Front.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.4 million, or 31.1%, to $1.0 million for the nine months ended September 30, 2013, as compared to $1.4 million for the nine months ended September 30, 2012. The decrease in interest expense was the result of lower average total debt outstanding in the nine months ended September 30, 2013, as compared to the same period in 2012. The average debt balance in the nine months ended September 30, 2013 was $6.1 million, as compared to $40.7 million in the same period in 2012. Borrowings under our credit facility were repaid in full in May 2013.

Loss on Foreign Exchange

Losses on foreign exchange were $0.9 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. The loss in the nine months ended September 30, 2013 was the result of currency fluctuations. The loss in the nine months ended September 30, 2012 primarily resulted from our Euro denominated intercompany note, which was repaid in December 2012.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.2 million for the nine months ended September 30, 2013, as compared to a gain of $14 thousand for the nine months ended September 30, 2012, the net result of different derivative contracts. In the nine months ended September 30, 2013, the loss relates to a short term forward contract that was used to mitigate currency risk. In the nine months ended September 30, 2012, the interest rate swap loss of $26 thousand was offset by a gain on the currency swap of $40 thousand. The interest rate swap matured in July 2012 and the currency swap contract matured in December 2012.

Provision for Income Taxes

Our effective tax rate was 35.3% and 35.5% for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the effective tax rate included a 1.2% benefit for research credits. The research credit was not available in the nine months ended September 30, 2012, due to scheduled expiration of such credits under the Internal Revenue Code. This decrease was partially offset by a 1.0% increase due to the reversal of reserve for income taxes, as compared to the same period in 2012.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2013 and 2012

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $64.3 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at September 30, 2013. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$36,026	$36,444
Net cash used in investing activities	(1,445)	(50,286)
Net cash used in financing activities	(9,547)	(2,024)
Effect of exchange rates on cash and cash equivalents	(39)	4

Increase (decrease) in cash and cash equivalents	$24,995	$(15,862)

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

We generated $36.0 million in cash from operations during the nine months ended September 30, 2013. Net income after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs, amortization of imputed interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency loss on foreign denominated intercompany transactions generated $37.7 million in cash. Increased deferred revenue and accounts receivable used $1.9 million in cash, mainly due to timing of customer payments. Increases in accrued income taxes generated $1.1 million in cash. Increases in prepaid expenses and other assets and decreases in accrued expense and other liabilities, net of increased accounts payable used $0.8 million in cash.

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

Investing Activities

During the nine months ended September 30, 2013 we used $1.4 million in investing activities, mainly for the purchase of property and equipment. During the nine months ended September 30, 2012, we used $50.3 million in cash for investing activities, mainly as a result of our acquisition of Bitstream, which used a total of $49.1 million, net of cash acquired. We used $1.2 million in cash for the purchase of property and equipment, an exclusive license and other intangible assets during the nine months ended September 30, 2012.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 was $9.5 million. All outstanding borrowings against our revolving credit facility were repaid resulting in a $22.3 million use of cash and we paid cash dividends of $6.1 million. There was also a significant amount of employee stock option exercises during the nine months ended September 30, 2013, which resulted in $13.6 million in proceeds from the exercise of common stock options and the excess tax benefit on stock options provided $5.2 million.

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

Dividends

On July 25, 2013 our Board of Directors approved a $0.06 per share or $2.3 million, quarterly cash dividend on our outstanding common stock. The record date was October 1, 2013 and the dividend was paid to shareholders of record on October 21, 2013. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 23, 2013, the Company’s Board of Directors approved a $0.06 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2014 and the dividend is payable to shareholders of record on January 22, 2014.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility, or the Credit Facility. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of September 30, 2013 our rate, inclusive of applicable margins, was 4.5% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of September 30, 2013, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.14:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,064	$7,990	$22,991	$21,125
Provision for income taxes	4,037	3,886	12,567	11,606
Interest expense, net	266	451	992	1,439
Depreciation and amortization	3,017	2,838	9,036	7,985

EBITDA	$14,384	$15,165	$45,586	$42,155
Share based compensation	2,159	1,666	5,994	5,300
Non-cash add backs	—	162	—	461
Restructuring, issuance and cash non-operating costs(2)	149	(140)	319	(327)
Acquisition expenses	—	—	—	476

Adjusted EBITDA(1)	$16,692	$16,853	$51,899	$48,065

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2013.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from operations	$11,689	$12,449	$37,675	$34,476
Depreciation and amortization	3,017	2,838	9,036	7,985
Share based compensation	2,159	1,666	5,994	5,300

Net adjusted EBITDA(1)	$16,865	$16,953	$52,705	$47,761

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets and share based compensation expenses. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted share in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP earnings per diluted share	$0.18	$0.21	$0.58	$0.55
Amortization, net of tax	0.04	0.05	0.13	0.13
Share based compensation, net of tax	0.03	0.03	0.11	0.09

Non-GAAP earnings per diluted share(1)	$0.25	$0.29	$0.82	$0.77

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Recently Issued Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which addresses the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date and is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We do not expect the adoption of this standard to have any impact on our consolidated financial statements, as our current practice is consistent with this standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $4.9 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2013, none of our customers individually accounted for 10% or more of our gross accounts receivable. As of December 31, 2012, one customer individually accounted for 10% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2013 and 2012, no one customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility and previously, the Amended and Restated Credit Agreement, both fluctuated with either the prime rate or the LIBOR interest rate. At September 30, 2013, the Company had no borrowings under our revolving credit facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010. The contract matured on July 30, 2012, accordingly, in the three and nine months ended September 30, 2013 there was no gain or loss. In the three and nine months ended September 30, 2012 we recognized nominal losses on the interest rate swap, which were included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

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

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At September 30, 2013, there was one currency contract outstanding, which was entered into on that date, and accordingly, the fair value was materially equivalent to its book value.

We incurred foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that was denominated in Euros, which matured on December 14, 2012. During the three and nine months ended September 30, 2012, we incurred a gain of $0.1 million and a loss of $29 thousand, respectively, on the intercompany note. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximate the payment terms of this intercompany note and the notional amount is amortized down over time as payments were made. The contract matured on December 14, 2012. For the three and nine months ended September 30, 2012, we recognized a loss of $0.1 million and a gain of $40 thousand, respectively, which is included in loss (gain) on derivatives in the accompanying condensed consolidated statements of income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, the Company may repurchase unvested restricted common stock pursuant to the terms of its equity award plans. There were no repurchases of our equity securities made by us or on our behalf, or by any “affiliated purchasers” during the three months ended September 30, 2013.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: October 31, 2013	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2013	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Change in Control Severance Pay Plan *

10.2	Amended and restated employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of May 21, 2013. *

10.3	Amended and restated employment agreement by and between Scott E. Landers and Monotype Imaging Inc., effective as of May 21, 2013. *

10.4	Amended and restated employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of May 21, 2013. *

10.5	Amended and restated employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of May 21, 2013. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.