Form 10-K
period 2013-12-31
Monotype Imaging Holdings Inc.
filed 2014-03-11
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated  filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2013 was approximately $642,641,286 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of March 7, 2014 was approximately 39,128,559.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

MONOTYPE IMAGING HOLDINGS INC.

As used in this report, the terms “we,” “us,” “our,” “Monotype” and the “Company” mean Monotype Imaging Holdings Inc. and its subsidiaries, unless the context indicates another meaning.

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

Overview

Monotype Imaging Holdings Inc. is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our vision is that our fonts and technologies will empower every word and experience, as we strive to enable the best user experience and ensure brand integrity, regardless of device, platform or language. We help CE device manufacturers, independent software vendors, or ISVs, and creative professionals connect their products, services, content and brands to consumers and businesses everywhere by enabling content creation, distribution and consumption. Monotype is home to some of the world’s best known collections of type and, along with our custom type services, our offerings allow our customers to express their creativity and brand, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and delivery of high-quality text; and our embedded solutions support compelling user interfaces and ensure brand integrity by providing for the display of content on any device or platform, as the author intended.

To best serve our customers, our business is organized as follows:

Creative Professional—The focus of our Creative Professional business is to help content creators deliver high-quality, branded communications to global markets across multiple media. Our solutions, which include type, custom design services, and tools and technologies that enable the creative process, are licensed through direct sales channels, including our e-commerce platforms and indirect sales channels. We work with a wide range of customers, including publishers, agencies, corporations, enterprises, small businesses and individuals.

OEM—Our focus is to provide CE device manufacturers and ISVs, together OEMs, with the right type, technology and expertise for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as provide a quality text experience in numerous software applications and operating systems. Our principal office is located in Woburn, Massachusetts, with regional offices in San Mateo, California; Boulder, Colorado; Elk Grove Village, Illinois; New York City, New York; Belfast, Northern Ireland; Salfords, United Kingdom; London, United Kingdom; Bad Homburg, Germany (Monotype GmbH); Berlin, Germany; Noida, India; Hong Kong, China; Seoul, South Korea; and Tokyo, Japan.

Industry Overview and Market Opportunity

Individuals and businesses face a world of unparalleled access to content. News, blogs, social media, photos, videos, movies and television shows can be consumed across a growing number of CE devices as screens and internet connectivity become ubiquitous. For creative professionals—including brand managers, agencies and other marketing professionals—who author and distribute this content, an important challenge is creating content once and having it distributed seamlessly and consistently to all consumers, in all geographies, regardless of their choice of consumption medium. Advertising professionals face a similar challenge when they design and distribute web and mobile advertising to targeted consumers while preserving brand standards for multiple screens and devices. For device manufacturers, the corollary challenge is creating a way to allow users to access and consume that content easily and in the form that the author intended. In all cases, the goal is to provide a great user experience to the consumer. We serve these markets of content creation, distribution and consumption (which we refer to as the “content continuum”) with a range of products, technologies and services that make workflows more efficient, provide a choice of fonts for creativity and language coverage, and result in a great user experience.

Overarching themes that confront participants in these markets, as well as those serving and supporting these markets, include the following:

•

Seamlessly connecting the content continuum. Inconsistencies in design platforms, distribution networks, operating systems and device technologies make it difficult to create content once and publish it everywhere while maintaining fidelity to the author’s original design. As a result, content creators must create a single piece of content in multiple formats or bear the risk of varied, and often poor, user experiences. Similarly, device manufacturers are unable to guarantee a consistent user experience without investing in high-end hardware or creating a closed ecosystem. In both cases, a first sign of inconsistency is a font problem. Both content creators and content distributors need ways to connect across the components of the content continuum to ensure the right user experience.

•

Design matters. More than ever before, the style of a website or an e-magazine article impacts a consumer’s perception of it. Design provides as much utility as the content itself. Beautiful design makes the world a better place, and it starts with typography. A designer’s font choice dictates tone and layout and captures the user’s imagination.

•

User experience. Similarly, the way a consumer interacts with a device or the applications accessed via that device drives that user’s satisfaction. With the propagation of screens and ubiquitous connectivity to the internet, the visual solution is as important as the technical solution.

•

The cloud as a common platform. One solution to the issue of inconsistency across devices, platforms and operating systems is to reduce the reliance on the device to store and serve all information required to render content. HTML5 and CSS3 standards support the on-demand retrieval of fonts and type tools from the cloud and these new capabilities minimize the dependence on native operating environments to provide all elements required to deliver a consistent user experience across devices and device categories. In addition, businesses and consumers, more generally, have shown a desire to license applications and content using cloud subscription models as opposed to buy-and-load-on-a-local-device models.

•

Value shift from devices to ecosystems. Devices with connected screens have become content consumption platforms. Mobile phones, tablets, e-readers, automobiles and refrigerators are or will be used to access news, engage in social interactions and search for information. Users are increasingly deriving less value from the hardware functionality of these devices than from the software and applications that either reside locally on the device or are accessed via the internet. Manufacturers are struggling to make money on the hardware and are building ecosystems to connect devices to each other and to the cloud within a framework for a consistent user experience. For these OEMs, the value of embedded technologies on devices is declining and the value of combining embedded capabilities with cloud-based functionality is increasing.

Our customers turn to us for comprehensive, powerful and easy-to-use solutions based on our type, technology and expertise which address the needs of three types of customers: content creators; CE device manufacturers; and independent software vendors. These customers use our products to enhance the creation, distribution, display and consumption of digital and print content.

Content Creators

Content creators include leading corporate brands, graphic designers, advertising agencies, printers, publishers, and non-professional creators of content (such as social media users, designers, individual bloggers and self-publishers). These types of content creators produce digital and/or printed material for distribution, and they seek creative ways to convey meaning and differentiate identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend branding and communications into new markets around the world. Their challenge is ensuring that these branding efforts are reflected consistently in every communication, regardless of media. Digital and print assets need to look the same in print and across the various screens on which a consumer may choose to access the content. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which are independent of a consumer’s operating system and travel with the content to a user’s device for consistent viewing regardless of the environment; and responsive design tools, which allow a designer to create a flexible piece of content that re-scales depending on screen size, are examples of technologies that address the needs of creative professional customers.

CE Device Manufacturers

CE devices have become content consumption platforms. These devices are marketed globally and increasingly require robust multi-media functionality, as consumers create rich digital content and/or access such content from service providers, over the Internet, as packaged media and from other users. CE device manufacturers must display multi-media content, including text, from these different sources, while being expected to provide a consistent look-and-feel across global CE devices, support worldwide languages, and in many cases support enhanced personalization. As technologies enable media to move seamlessly from one CE device to another, scalable, multilingual type and related display solutions that are optimized for these CE devices, become ever more critical. For example:

•	PC-like rich media functionality has moved to the mobile phone platform and tablets, driving the adoption of robust scalable text on those devices.

•	Digital televisions are incorporating scalable text for menu navigation, content delivery and connectivity.

•	Appliance manufacturers worldwide are adding control panels with enhanced graphical user interfaces to improve the user experience and to provide consumers with additional control and functionality.

•	The automotive industry is quickly moving towards digital displays with complex, worldwide language requirements and improved legibility for driver safety.

•	Electronic publishing and the prevalence of e-book readers are driving the publishing industry’s need for robust, global text-display solutions.

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

Independent Software Vendors and Developers

Similar to CE devices, software solutions and new cloud services are marketed globally. For example, independent software vendors require multilingual text solutions for product user interfaces as well as a range of type to add functionality to their application products. Mobile device game developers want a distinctive and consistent font for their games, especially when the game is designed to run on multiple devices and consoles. In addition, some developers want to customize their offerings with fonts specific to their vertical market or geographic regions.

Independent software vendors and platform developers are distributing their solutions through multiple channels (including traditional CD-based distribution models, as well as software-as-a-service distribution through cloud-based computing distribution models) and to multiple devices (including PCs, mobile phones, game consoles, tablets and other CE devices). As a result, developers require font technologies that allow their solutions to maintain a consistent, high-quality user experience regardless of distribution channel or device screen resolution.

Our Products

We develop end-user and embedded solutions and provide services that enable the display and printing of high-quality text in all of the world’s major languages, including the following:

Type

•

Comprising the core of our business, the Monotype Libraries are some of the largest and most trusted inventories of type in the world. Included in the continuously expanding Monotype, Linotype, ITC, Ascender and Bitstream collections, which contain more than 19,000 typefaces, are some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, ITC Franklin Gothic™ and Droid™ typefaces.

•

Our e-commerce websites including myfonts.com, fonts.com and linotype.com, offer thousands of high-quality font products, in some cases more than 162,000, including our own libraries as well as fonts from third parties. Our sites attracted more than 68 million visits in 2013 from over 200 countries and territories.

•

Our Fonts.com Web Fonts service, accessible from fonts.com, features more than 22,000 high-quality web fonts for website design. Fonts.com Web Fonts offers a superior range of fonts, language support and workflow capabilities, in addition to multiple licensing options, including subscription plans and self-hosting opportunities. Our hinted Web fonts are designed especially for the online environment, providing Web designers and content developers with type that upholds a high display quality in any browser.

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

Technology

•	Screen Imaging Technologies

•

Our iType® and Font Fusion™ font scaling engines render high-quality display of text in every major language and in any size on memory-constrained CE devices, including, but not limited to, mobile phones, e-readers, automotive displays, tablets, set-top boxes and digital cameras, and are fully compatible with the industry-standard TrueType® and OpenType® font formats.

•	Our iType® Connects plug-ins streamline the process of integrating iType® by providing a pre-integrated solution for common CE platforms.

•

Our WorldType® Layout Engine enables CE devices to accurately compose, position and render multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	Our WorldType® Shaper product provides customers with existing layout systems the ability to integrate intelligent shaping and bi-directional capabilities to support complex scripts.

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

•

Our FlipFontTM mobile font download solution allows users to personalize and enhance their Android phones, making them more appealing and fun to use. Android hand-set manufacturers can enable FlipFont so users easily connect to an online selection of fonts, choose a new typeface, purchase the font, and safely download and install it.

•	Printer Imaging Technologies

•

Our UFST® font scaling engine, or Universal Font Scaling Technology, and our MicroType® font compression technology are our primary solutions for laser printer manufacturers. Our font scaling engine and font compression technologies are compatible with virtually all font formats and industry standards, including the PostScript and PCL printing languages. We currently license UFST and MicroType to 46 laser printer manufacturers worldwide.

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

•

Unique to our Fonts.com Web Fonts service, is a selection of desktop fonts that may be downloaded each month by professional-tier subscribers for creating website mockups. Our SkyFonts™ technology, a font evaluation tool, users can try truly functioning desktop fonts for up to five minutes. Our Fonts.com Web Fonts Master subscription plan brings web and desktop fonts together, by offering subscribers an unlimited number of Desktop Fonts; along with the more than 22,000 Web fonts and over 7,000 typefaces for use in desktop design applications.

•

Our web fonts extension for Adobe® Photoshop® CC and version CS5 or higher enables users to proof and prototype their work without leaving their application. The extension allows the use of our high-quality web fonts for greater quality and accuracy, and is accessible within the Photoshop canvas.

•	Our FontGazerTM plug-in allows users to search, purchase and install new typefaces without having to close or turn away from an open Adobe InDesign® file.

•

Our TypecastTM application is an award-winning browser-based tool that enables designers to create working web page prototypes using simple visual controls. With the Typecast™ application, designers can easily draft copy, compare fonts side-by-side, publish and share projects for feedback and review, and easily export production-ready HTML and CSS.

•	Cloud-based Technology Platform

•

Our Monotype BaselineTM Platform provides developers with cloud-based access to our font libraries, so OEMs and ISVs can integrate features that automate the process of finding and fixing missing fonts, resulting in a user experience that matches the original intention of the content creator, regardless of device, platform or media.

•

Our SkyFontsTM technology is a revolutionary cloud-based font rental and synchronization service. With patent-pending technology, SkyFonts™ provides access to thousands of fully functioning Monotype fonts as well as fonts sourced from Google Fonts and myfonts.com. Fonts managed and synchronized by Skyfonts™ are available for use within all applications and licensed workstations.

•	Font Management

•	Our FontExplorer® X Pro and FontExplorer X Server font management solutions provide powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

•	Our Fontwise® product is a comprehensive font license management solution that allows creative and business professionals to audit, manage and purchase font licenses.

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

Competitive Strengths

We are a leading global provider of type, technology and expertise that enable the best user experiences and ensure brand integrity. Our core strengths include:

Type. Our Monotype Libraries comprised of the Monotype, Linotype, ITC, Ascender and Bitstream type collections, are some of the world’s best known inventories of type. We are continuously expanding our selection of fonts from some of the world’s greatest type designers, and today we offer more than 19,000 typeface designs, including a rich blend of timeless classics and innovative modern designs, which support more than 250 Latin and non-Latin languages. For example, our hinted web fonts provide web designers and content developers with type that displays with high quality in any browser. Our hinting and rendering technologies for CE devices ensure high-quality display on any screen, regardless of text size or language used. Our solutions for printer manufacturers ensure high-quality output and flexibility to meet specific requirements.

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

Expertise, Experienced Leadership and Employee Base. Our expertise in font design and font engineering provides us with a foundation of strength to meet the challenges inherent in today’s consumer environments. Our Monotype Studio is home to some of the world’s top type designers, who provide expert consultation and custom type design services to help customers articulate their distinctive brand values through type. Our Monotype Studio experts work closely with customers to achieve such goals as developing successful brand identities, expanding brands into global markets and managing the consistent use of a brand across an organization. Our employee base, including our senior management, are some of the world’s most experienced professionals in the typographic community and software industries. Many of the members of our sales, engineering and support staff have been with us since we began serving creative professionals and OEMs. As a result, there is significant continuity between our team and our key customers.

Established Relationships with Market Leaders. We benefit from established relationships with our customers, many of which date back 20 years or more. Our OEM customers include many of the largest and most successful companies in each of the markets that we serve. In the CE device space, we provide technologies to market leaders such as Microsoft, Google, Apple and Amazon. In the laser printer market our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Because our technologies and fonts are embedded in the hardware of our customers’ CE devices, it would be costly and time-consuming to replace these solutions. Our Creative Professional customers include major international media, publishing and marketing solutions companies, such as Gannett and Pearson, large publishers and major design firms.

Global and Multi-Channel Presence. In 2013, 2012 and in 2011, 45.3%, 47.5% and 53.9% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the United Kingdom, Germany, China and Japan. Our customers are located throughout the world, and we have built an extensive customer base of creative and business professionals to whom we license fonts. Our websites including myfonts.com, fonts.com, and linotype.com provide us with a substantial online presence offering more than 162,000 unique font products. Our technologies and font IP are crucial to our OEM customers who manufacture high-volume CE devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages and we have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time-to-market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumption of CE devices, and we have over 20 years of experience partnering with leading Asian companies such as Ricoh, Samsung, Toshiba and Kyocera Mita.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our OEM customers. In addition, our revenues are highly predictable because of our established relationships with OEM customers and due to quarterly royalty reports we receive from those customers. Other revenue contracts have renewable term licenses, and in the Creative Professional market, our web font services is primarily a subscription-based model providing a recurring stream of revenue. In addition, the high volume of low-dollar web transactions runs at a predictable rate which together lends to an overall recurring and predictable revenue base of over approximately 85% of our total revenue. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate, due primarily to the tax deductibility of goodwill associated with our German subsidiary, which increases our cash flows. We have low capital requirements, which drive high returns on invested capital.

Our Strategy

Monotype’s strategy is to provide an environment for enabling beautiful design and great user experiences as well as to ease points of friction in the content continuum. We serve the market with a range of products, technologies and services that make workflows more efficient, provide a choice of fonts for creativity and language coverage, and result in a great user experience.

Our traditional offering focused on two distinct customer groups whose needs overlapped little—creative professionals and device manufacturers. Creative professionals created content for digital and print using individual workstation-based authorship tools. Generally, content was created for print first and then re-tasked for digital environments. Output was sent to devices that rendered the content using fonts and rendering technology embedded on that device.

These markets and their associated needs have become more complex. While a large amount of content is still produced using workstation-based applications for print-first distribution, more content is being produced that is digital-only or digital-first. The workflows for creating this digital content are more efficient when done within the distribution environment—the Web. Web-based tools allow greater consistency of experience for the designer and flexibility for experimentation. User expectations require that authors create more responsive designs that modify their layout based on the device accessing the content. This need has become increasingly important as the number of connected devices has broadened. By expanding the number of internet-connected devices with screens, device manufacturers are increasing the environment for content consumption and are creating ecosystems of devices and branded, cloud-based applications and functionality. The result is that the requirements faced by content creators and device manufacturers are becoming intertwined, as authors must design for multiple devices and devices must display the content in the way the authors intended.

From content creation to consumption, we strive to be the first place to turn for the type, technology and expertise that enable the best user experiences and ensure brand integrity, regardless of device, platform or language. Following are the key components of our strategy:

Creative Professional

Build a Bridge for the Creative Professional as Publishing Needs Shift from Print to Mobile, Web and Applications. Our focus is to help customers succeed as publishing environments become more complex, while building strategic, long-term relationships. To remain competitive, customers such as publishers, agencies and corporations are diversifying to support a broad range of content publishing environments, including the web, mobile devices, applications as well as print. We provide a comprehensive selection of typeface designs, custom typefaces, worldwide language support, and fonts that are tuned to display in the highest quality, regardless of the output medium. Our licensing options provide flexible coverage to meet our customers’ unique and evolving requirements. An additional component to supporting the evolving needs of creative professionals is providing Web-based tools, such as Typecast™, that make their workflows more efficient in a digital-first world. Our Typecast™ application offers exceptional capabilities without requiring users to be an expert at writing code. The Typecast™ application’s ability to automatically generate production-ready HTML and CSS code in real time allows creative professionals to be more productive. At the same time, because users can visually style text directly, within the browser, they can experiment more easily with different fonts and design directions, enjoy increased typographic control and simplify their workflow.

Position and Deliver our Solutions to Fulfill Evolving Requirements. The cornerstone of our e-commerce business is the Monotype Libraries, which comprise individual collections from Monotype, Linotype, ITC, Ascender and Bitstream, in addition to fonts from independent foundries and individuals. These fonts are licensed to creative professionals and casual users through our e-commerce sites, including myfonts.com, fonts.com and linotype.com. Our strong online presence, which represents more than 162,000 fonts, also includes access to web fonts, where our inventory of more than 22,000 high-quality web fonts continues to grow. In 2013, our websites attracted more than 68 million visits from over 200 countries and territories. In addition to e-commerce channels, fonts from our libraries as well as custom fonts are also licensed through our direct and indirect sales channels.

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

Increase Penetration of our Technologies and Fonts into High-Growth CE Device Categories. Our technologies and fonts play an important role in the mass-market success of device categories such as e-book readers/tablets, automotive displays, mobile phones, smart TVs, digital cameras and navigation devices. We have an established base of customers in these categories, and we will seek to expand within existing accounts as new models are added, or as new product lines are introduced. We intend to continue to pursue new design wins, in addition to emerging devices, such as next-generation in-vehicle displays.

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

Extend our Leadership Position with Enhanced Technologies. While the laser printer market has been growing at a slower pace than the market for other CE devices, we have historically sustained consistent growth by anticipating and rapidly adapting to changes in the market. For example, we support the increased font offering that is part of Microsoft® Windows® operating systems, and fonts to support global and cloud printing. Going forward, we intend to expand our offerings to provide additional technologies to the laser printer market, while leveraging our extensive experience and long-standing customer relationships. For example, our Monotype Baseline platform’s first use case is a service that identifies and replaces missing and corrupted fonts for production and mobile print workflows.

Independent Software Vendors and Developers

Expand Support of ISVs to All Deployment Environments. Our core offering to ISVs and developers consists of providing fonts, custom typefaces and rendering technologies for language coverage, platform compatibility, user experience enhancement and creative expression. Options for accessing and deploying our software and applications have expanded from on-device to secure cloud-based services and combinations of the two. Our ISV strategy is to provision and license our fonts and tools to provide the flexibility ISVs need to create compelling applications for desktops, tablets or smartphones.

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

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue selectively to pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for our solutions is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. On October 29, 2012, we acquired Design By Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. On March 19, 2012, we acquired Bitstream Inc., a publicly owned Delaware corporation primarily known for its myfonts.com website, in addition to the widely used WhatTheFontsm identification service in an all cash merger for $49.6 million.

Our Customers

We are committed to serving the typographic and design needs of our customers. In today’s global marketplace, where brands and technologies cross borders and industries seemingly in nanoseconds, we remain a trusted source for creative professionals, enterprises, application developers, device manufacturers and others who value and desire the highest-quality type available. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. Our Creative Professional customers include branding and design agencies, as well as leading marketers and publishers. The OEM market consists of both CE device manufacturers and independent software vendors. In 2013, 2012 and 2011 our revenue in these two markets was as follows (in thousands):

	2013		2012		2011
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$63,689	38%	$51,751	35%	$31,556	26%
OEM	102,935	62%	98,110	65%	91,656	74%

Total	$166,624	100%	$149,861	100%	$123,212	100%

Our solutions are embedded in a broad range of CE devices and are compatible with most major operating environments. We partner with operating system and software application vendors Microsoft, Google, Apple, Oracle and Access, and have made our patented iType scalable font engine available as a plug-in for open source Linux® environments. Additionally, we are an active participant in the development of industry standards which pave the way for emerging capabilities, such as e-book and automotive fonts that support advanced typographic and styling capabilities across devices. We are active in the development of various technology standards, including the EPUB e-book standard, hardware accelerated vector graphic (Khronos Group), Java ME platforms for mobile devices (JSR-271 and JSR-287), DVB Multimedia Home Platform, OMA Rich Media Environment, MPEG video compression, and core font technology standardization at the ISO/IEC. We also serve as the chair of the W3C Web Fonts Working Group, demonstrating our commitment of ensuring that industry standards effectively support fonts and font technologies, ultimately bringing to end users the highest level of text quality, performance and flexibility.

Our customers are among the world’s leading CE device manufacturers and creative professionals, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	Web fonts customers including QuickBooks;

•	major software companies including Microsoft, Google and Apple;

•	e-book readers, including Amazon and Kobo;

•	other multinational corporations such as Condé Nast, Lloyds TSB, Panasonic, Pearson, Sony Computer Entertainment of America, Nintendo, Activision, TiVo, Ubisoft, Adidas and Nike;

•	major international media and marketing solutions companies including Gannett;

•	many of the top automotive brands including Chrysler, Ford, Honda, and Hyundai;

•	eight of the top ten mobile phone manufacturers;

•	digital camera manufacturers;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp; and

•	major home appliance manufacturers.

In 2013, 2012 and 2011, our top ten licensees by revenue accounted for approximately 37.2%, 41.0% and 46.0% of our total revenue, respectively. In 2013, 2012 and 2011, no one customer accounted for more than 10% of our total revenue. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our revenue.

Sales and Marketing

Our Creative Professional sales representatives directly target prospective clients, primarily publishers, agencies and corporate customers. Our e-commerce websites, myfonts.com, fonts.com and linotype.com, drive sales from professional and casual users. Our web font services offer web fonts by subscription or through self-hosting options to provide for the ability to use fonts in web page design. Our OEM sales efforts are focused primarily on establishing long-term relationships with leading CE device manufacturers and independent software vendors.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our solutions. We promote our solutions through a combination of web content, social media outlets, public relations activities, opt-in e-mail newsletters, blogs, editorial articles, brochures, print advertising, case studies, collateral, speaking engagements, special events, exhibitions, educational programs, and attendance and participation at industry conferences and trade shows. Our e-commerce websites, myfonts.com, fonts.com and linotype.com are also promoted through a combination of affiliate programs, search engine optimization, e-mail marketing and crowdsourcing opportunities.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; San Mateo, California; Boulder, Colorado; Belfast, Northern Ireland; Salfords, United Kingdom; Bad Homburg, Germany; Noida, India; Hong Kong, China; and Tokyo, Japan.

In 2013, 2012 and 2011, we incurred research and development expenses of $19.9 million, or 11.9% of sales, $18.0 million, or 12.0% of sales, and $16.5 million, or 13.4% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 19 patents and have 21 patents pending with the U.S. Patent and Trademark Office. Some of our most important patents are related to our subpixel rendering technology, our ACTTM compression technology and dynamic subsetting technology. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our Monotype libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including FreeType, which is an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with printer driver provider Software Imaging, PDL provider Zoran (a division of CSR) and font management software vendors Extensis and Insider Software. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2013, we employed 354 persons. In addition, we have an exclusive relationship with a consulting firm that provides font design and production services in China. The table below provides our employees by functional area.

	Number of Employees	Percentage
Sales and marketing	131	37%
Research and development	156	44%
General and administration	67	19%

Total	354	100%

None of our employees or consultants are represented by a union or covered by a collective bargaining agreement. Our German employees are represented by a works council. This works council has the right to participate in certain decisions by Monotype GmbH, including operational changes, such as relocation of the business or change of control transactions, and social matters such as wages and salaries and working hours. We believe that our relations with our employees and consultants are good.

Segment Information

Information concerning revenue from our two principal markets for the last three years may be found in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K. We do not allocate expenses and assets to our two principal markets, Creative Professional and OEM, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. Further information about our principal markets and segment information, including geographic revenue, may be found in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We derive a substantial majority of our revenue from the licensing of our type and technologies to OEMs, including ISVs. For the years ended December 31, 2013, 2012 and 2011, our top ten licensees by revenue accounted for approximately 37.2%, 41.0% and 46.0% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected. In addition, some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these OEMs may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

If standard setting industry leaders were to discontinue their use of our solutions in their products, our business could be materially and adversely affected.

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

The CE device market is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new platform and product introductions. If the need for laser printers and other CE devices utilizing our technology were to decrease or if current models of these products were replaced by new or existing products for which we do not have a competitive solution or if our solutions are replaced by others that become the industry standard and we are not able to develop technologies to build on such industry standards, our customers may not purchase our solutions and our revenue would be adversely affected. For example, if graphical device interface, or GDI, printers increased their already dominant position and replaced more page description language, or PDL, printers, our revenue would be adversely affected. Similarly, if the Android platform, for example, increases market share in the e-reader, television or automotive industries and we are not able to develop additional solutions to build on such platform, our revenue would be adversely affected.

•

The market for laser printers is a mature market growing at a slower rate than other markets in which we operate. To the extent that sales of laser printers level off or decline, our licensing revenue may be adversely affected.

A significant portion of our revenue in 2013, 2012 and 2011 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. In 2011, the laser printer market experienced a decline and our revenue was adversely affected. If sales of printers incorporating our solutions level off, or decline, then our licensing revenue may be adversely affected.

•

Our licensing revenue depends in large part upon device manufacturers incorporating our type and technologies into their products, and if our solutions are not incorporated in these products or fewer products are sold that incorporate our solutions, our revenue will be adversely affected.

Our licensing revenue from OEMs depends upon the extent to which these device manufacturers embed our type and technologies in their products. We do not control their decision whether or not to embed our solutions into their products, and we do not control their product development or commercialization efforts. If we fail to develop and offer solutions that adequately or competitively address the needs of the changing marketplace, OEMs may not be willing to embed our solutions into their products. The process utilized by OEMs to design, develop, produce and sell their products is generally 12 to 24 months in duration. As a result, if an OEM is unwilling or unable to embed our solutions into a product that it is manufacturing or developing, we may experience significant delays in generating revenue while we wait for that OEM to begin development of a new product that may embed our solutions. In addition, if OEMs sell fewer products incorporating our solutions, our revenue will be adversely affected.

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

Open source refers to the free sharing of software code used to build applications in the software development community. Individual programmers may modify and create derivative works and distribute them at no cost to the end-user. To the extent that open source software that has the same or similar functionality as our technologies is developed or gains market share, demand for our technologies may decline, we may have to reduce the prices we charge for our technologies and our results of operations may be negatively affected. For example, as the Android operating system became more prevalent in smart phones and tablets, the opportunity to embed our technology directly into these devices declined. In addition, open source type software has become more widely available and to the extent such type is widely adopted, the demand for our type offerings may decrease and our revenue could be adversely affected.

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

To be successful we must design our type and technologies to interoperate effectively with a variety of CE devices, software applications, operating systems and content creation platforms. We depend on the cooperation of CE device manufacturers with respect to the components integrated into their devices, such as PDLs, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. Content creation platforms are evolving rapidly and our solutions must meet the needs of both authors and device manufacturer who seek to have targeted customers consume information on multiple devices. To the extent our fonts and font technologies are less relevant, or incompatible, our business would be adversely affected.

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

Certain of our solutions are dependent in part on the licensing and incorporation of technologies from third parties, and we license a substantial number of fonts from third parties. For example, we have license agreements with Microsoft, Adobe and others under which we license certain fonts, and our e-commerce sites, including www.myfonts.com, rely upon the license of type from third parties. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. If any of the technologies we license from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the technologies or fonts we license are subject to infringement claims, then we may incur substantial costs in replacing the licensed technologies or fonts or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement technology and fonts may not be available for license on commercially reasonable terms, or at all, which could subject us to claims by our customers for breach of the terms of our agreements with them.

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

Our success is heavily dependent upon our ability to protect our intellectual property which includes our type and technologies. To protect our intellectual property, we rely on a combination of United States and international patents, design registrations, copyrights, trademarks, trade secret restrictions, end user license agreements, or EULAs, and the implementation and enforcement of nondisclosure and other contractual restrictions. Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be extremely costly. For example, our ability to enforce intellectual property rights in the actual design of our fonts is limited.

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

In addition, we rely on multiple software engineers to design our proprietary technologies. Although we take steps to ensure that our engineers do not include open source software in the technologies they design, we may not exercise complete control over the product development efforts of our engineers and we cannot be certain that they have not incorporated open source software into our proprietary technologies. In the event that portions of our proprietary technologies are determined to be subject to an open source license, we might be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our solutions. Also, our ability to market our type and technologies depends in part on the existence of proprietary operating systems. If freely distributed operating systems like Linux or Android become more prevalent, the need for our solutions may diminish and our revenue could be adversely affected. Finally, in the event we develop technologies that operate under or are delivered under an open source license, such technologies may have little or no direct financial benefit to us.

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

New licensing and business models are evolving in the software industry. For example, a company may provide software applications, data and related services over the Internet, using primarily advertising or SaaS revenue models. Recent advances in computing and communications technologies, and specifically a growth in the demand for web-based fonts that integrate seamlessly with all web browsers and operating systems, have made this model viable. As software licensing models evolve, we may not be successful in adapting to or maintaining these new business models and our business prospects could suffer.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenue from our business could suffer.

We face significant competition in the market for type and related technologies. We believe that our most significant competitive threat comes from companies that compete with some of our specific offerings. Those competitors currently include Adobe, Google, Software Imaging, Extensis, Insider

Software, FreeType and local providers of solutions whose products are specific to a particular country’s language. We also compete with the internal resources of our customers to whom we license our solutions, most of which have greater financial, technical and other resources than we do. Similarly, we also face competition from font foundries, font-related websites and independent professionals.

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

We have offices in six foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2013, 2012 and 2011, approximately 45.3%, 47.5% and 53.9%, respectively, of our total revenue was derived from operations outside the U.S and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

Parties from whom we license fonts or components of our technologies may challenge the basis for our calculations of the royalties due to them.

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

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees. Douglas J. Shaw, Chief Executive Officer, has been with the Company and its predecessor in various senior management roles for 32 years. Mr. Shaw has been critical to the overall management of the Company, as well as the development of our solutions, our culture and our strategic direction. The loss of his services or of the services of other key members of our senior management could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

We have a five-year, $120.0 million secured revolving credit facility (the “Credit Facility”) with Wells Fargo Capital Finance LLC, the administrative agent for a syndicate of Lenders. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate, plus in each case, an applicable margin. The Credit Facility contains certain financial covenants and is secured by substantially all of our assets. In the event that we draw down on the Credit Facility, it could have important consequences to our business or the holders of our common stock, including:

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

Beginning in the third quarter of 2012, our Board of Directors approved a quarterly dividend to shareholders of our common stock. Future payments and record dates are subject to board approval, however if our financial or operating conditions change, or if we fail to satisfy the restrictive covenants contained in the terms of our Credit Facility that limit our ability to make dividend payments, it may affect our ability to pay dividends on a quarterly basis or at all.

We may require additional capital, and raising additional funds by issuing securities or additional debt financing may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may need to raise additional capital in the future. We may raise additional funds through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any new debt financing we enter into may involve covenants that restrict our operations more than our current credit facility. These restrictive covenants would likely include limitations on additional borrowing, specific restrictions on the use of our assets and our ability to pay dividends, as well as prohibitions on our ability to create liens, make investments or repurchase stock.

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

We also maintain eleven additional leased facilities in San Mateo, California; Boulder, Colorado; Elk Grove Village, Illinois; New York City, New York; Salfords and London, United Kingdom; Berlin, Germany; Noida, India; Tokyo, Japan; Hong Kong, China; and Seoul, South Korea. These additional offices occupy approximately 41,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

	High	Low
Period 2013:
First Quarter	$23.75	$16.28
Second Quarter	25.61	22.00
Third Quarter	28.66	23.64
Fourth Quarter	32.67	27.13
Period 2012:
First Quarter	$15.97	$13.73
Second Quarter	16.77	13.08
Third Quarter	16.54	12.56
Fourth Quarter	16.21	13.79

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $30.15 on March 7, 2014.

Holders

As of March 7, 2014, there were approximately 211 holders of record of our common stock.

Dividends

The following table sets forth, for the dates indicated, dividends declared on our common stock.

Declaration Date	Per share amount
October 23, 2013	$0.06
July 25, 2013	0.06
April 29, 2013	0.06
February 12, 2013	0.06
October 24, 2012	0.04
July 25, 2012	0.04

We anticipate paying cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 4, 2014, our Board of Directors declared a $0.08 per share quarterly cash dividend on our outstanding common stock. There were no dividends declared in the first two quarters of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2013. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	2,580,941	$12.86	1,454,020
Equity compensation plans not approved by security holders (2)	122,690	$12.39	371,037

Total	2,703,631	$12.84	1,825,057

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

(2)	Options issued in connection with our 2012 acquisition of Bitstream Inc. and 2010 acquisition of Ascender under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. 35,477 shares, 15,648 shares and 53,763 shares of restricted stock were also issued in connection with the Design By Front Limited, Bitstream Inc. and the Ascender acquisitions, respectively.

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2013.

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2008 in our common stock and in the applicable indexes.

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

Issuer Purchases of Securities

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

The following table provides information about purchases by the Company during the quarter ended December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	$—	—	$—
November 1, 2013 to November 30, 2013	—	$—	—	—
December 5, 2013 to December 10, 2013 (1)	75,000	$29.09	75,000	47,806,515

Total	75,000	$29.09	75,000	$47,806,515

(1)	The Company repurchased 75,000 shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased the shares on the open market at prevailing market prices.

The Company repurchased 75,000 shares of common stock for $2.3 million in the period of January 7 to January 30, 2014, at an average price per share of $30.67, and 77,091 shares of common stock for $2.2 million in the period of February 3 to February 13, 2014, at an average price per share of $28.53. The Company purchased these shares on the open market at prevailing market prices. The Company repurchased 47,832 shares of common stock for $1.4 million in the period of March 3 to March 7, 2014, at an average price per share of $29.69. At March 7, 2014, $41.9 million remains for future purchases under the Plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2010 and 2009, and as of December 31, 2011, 2010 and 2009, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Condensed Consolidated Statement of Income Data:
Revenue	$166,624	$149,861	$123,212	$106,659	$94,005
Cost of revenue	23,776	21,005	10,155	7,477	6,861
Cost of revenue—amortization of acquired technology	4,560	4,051	3,169	3,488	3,383

Total cost of revenue	28,336	25,056	13,324	10,965	10,244

Gross profit	138,288	124,805	109,888	95,694	83,761
Marketing and selling	42,019	35,953	32,622	25,935	23,645
Research and development	19,897	18,007	16,540	15,404	14,142
General and administrative	19,720	18,908	17,413	16,488	14,674
Amortization of other intangibles	5,963	5,469	5,071	4,795	4,744

Total operating expenses	87,599	78,337	71,646	62,622	57,205

Income from operations	50,689	46,468	38,242	33,072	26,556
Other (income) expense:
Interest expense, net	1,272	1,725	2,754	4,405	4,435
Loss on extinguishment of debt	—	—	422	—	—
Other expense, net	1,469	563	446	1,687	1,144

Total other expense	2,741	2,288	3,622	6,092	5,579
Income before provision for income taxes	47,948	44,180	34,620	26,980	20,977
Provision for income taxes	16,863	15,215	11,951	8,620	7,575

Net income	$31,085	$28,965	$22,669	$18,360	$13,402

Net income available to common stockholders—basic	$30,582	$28,496	$22,302	$18,237	$13,315

Net income available to common stockholders—diluted	$30,582	$28,510	$22,302	$18,237	$13,315

Net income per common share:
Basic	$0.81	$0.78	$0.63	$0.52	$0.39
Diluted	$0.78	$0.76	$0.61	$0.51	$0.38
Weighted-average number of common shares outstanding— basic	37,833,817	36,311,835	35,357,630	34,762,919	34,365,544
Weighted-average number of common shares outstanding—diluted	39,285,651	37,561,953	36,817,379	35,990,295	35,288,126
Cash dividends declared per common share	$0.24	$0.08	$—	$—	$—

	2013	2012	2011	2010	2009
Condensed Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$78,411	$39,340	$53,850	$42,786	$34,616
Total current assets	97,013	53,217	64,905	50,676	43,190
Total assets	356,359	320,066	283,822	278,805	272,377
Total current liabilities	28,318	39,273	32,380	31,830	32,672
Total debt	—	22,321	37,321	65,859	91,353
Additional paid-in capital	209,376	179,094	167,448	155,791	148,273
Total stockholders’ equity	286,875	235,519	198,361	164,982	140,522

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our software technologies have been widely deployed across, and embedded in a range of CE devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. In the laser printer market, we have worked together with industry leaders for over 20 years to provide critical components embedded in printing standards. The Company also provides printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). Our scaling, compression, text layout, printer driver and color technologies solve critical text imaging issues for CE device manufacturers by rendering high quality text on low resolution and memory constrained CE devices. We offer more than 19,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, ITC Franklin Gothic™ and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com and linotype.com, which attracted more than 68 million visits in 2013 from over 200 countries and territories, offer thousands of high-quality font products, in some cases more than 162,000, including our own fonts from the Monotype Libraries as well as fonts from third parties.

On October 29, 2012, we acquired all of the outstanding shares of Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.5 million in cash upon closing, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. (“Bitstream”) in an all-cash merger for $49.6 million pursuant to the Agreement and Plan of Merger dated November 10, 2011. The Company used approximately $24.6 million in cash and borrowed $25.0 million from its revolving credit facility. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., following the acquisition became wholly-owned subsidiaries of Monotype Imaging Holdings Inc.

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and font related services to creative and business professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to CE device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from multinational corporations, graphic designers, media organizations, advertisers, printers and publishers. We derive our OEM revenue primarily from CE device manufacturers. Some of our revenue streams, particularly project-related and custom revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, the United Kingdom, Germany, India, China and Japan. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our China subsidiary is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to a large international company headquartered in South Korea, but the sale is received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	2013		2012		2011
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$91,037	54.7%	$78,653	52.5%	$56,728	46.1%
United Kingdom	7,029	4.2	5,214	3.5	5,322	4.3
Germany	18,331	11.0	19,717	13.1	17,035	13.8
Japan	49,706	29.8	45,739	30.5	43,299	35.1
Other Asia	521	0.3	538	0.4	828	0.7

Total	$166,624	100.0%	$149,861	100.0%	$123,212	100.0%

For the years ended December 31, 2013, 2012 and 2011, sales by our subsidiaries located outside North America comprised 45.3%, 47.5% and 53.9%, respectively, of our total revenue. United States revenue, in the table above for 2012, increased in both dollars and as a percentage of revenue, as compared to 2011, primarily the result of our acquisition of Bitstream and growth in markets principally served by our U.S. subsidiaries. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the years ended December 31, 2013, 2012 and 2011, our top ten licensees by revenue accounted for approximately 37.2%, 41.0% and 46.0% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2013, 2012 or 2011. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our total revenue.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. Additional information about our critical accounting policies may be found in Note 2 to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 985-605, Software—Revenue Recognition. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports. For example, the Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, arrangements with customers may include multiple deliverables, or multiple elements in a single purchase order or contract. The fee for such arrangement is allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE, and revenue is recognized accordingly. In the absence of VSOE, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient VSOE does exist or (b) all elements of the arrangement have been delivered. In certain circumstances, the revenue is recognized ratably, in accordance with the guidance.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. Font related services refer to our web font services and web design tools from our acquisition of Design by Front. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time-to-time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software.

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

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of December 31. In September 2011, the FASB issued Accounting Standards Update, or ASU, No. 2012-02,

Intangibles-Goodwill and Other (Topic No. 350): Testing Goodwill for Impairment. This ASU provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. In July 2012, the FASB issued ASU, No. 2012-02, Intangibles-Goodwill and Other (Topic No. 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. This ASU provides entities an option to perform a qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill impairment testing options permitted from the September 2011 standard update. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional. For both years presented, 2013 and 2012, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. For both years presented, 2013 and 2012, we assessed qualitative factors of our indefinite-lived intangible assets, and in both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

We valued awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Select Market. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Since July 2013, volatility is estimated based on our own stock price history. Prior to July 2013, we estimated volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the remainder of the expected term of each grant. This is estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. Since July 2013, the expected life of awards is estimated based on actual historical exercise behavior of our employees. Prior to July 2013, the expected life of the awards is estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a U.S.

treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption for 2013 is based on the actual annual yield. For 2012 the expected dividend yield assumption is based on our history of no expectation of paying dividends together with the actual yield of one quarterly dividend that was paid during the fourth quarter. Prior to 2012, the expected dividend yield assumption was based on our history up to that point, and the expectation of paying no dividends.

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

During the years ended December 31, 2013, 2012 and 2011, we recorded total share based compensation expense of $8.2 million, $6.9 million and $7.0 million, respectively. As of December 31, 2013, the Company had $15.0 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted-average period of 1.9 years.

Pension Plan

We account for our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of our German subsidiary on August 1, 2006. The pension plan was closed to new participants in 2006. The pension plan covers substantially all employees of our German subsidiary who joined our German subsidiary prior to the plan closing. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In 2013, 2012 and 2011 we paid $91 thousand, $79 thousand and $83 thousand, respectively, to the plan participants. At December 31, 2013 and 2012, our unfunded position was $5.1 million and $4.9 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2013 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $28.9 million. This consists of total deferred tax liabilities of $40.3 million and net deferred tax assets of $11.4 million after providing a valuation allowance of $2.3 million.

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

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Creative Professional	38.2%	34.5%	25.6%
OEM	61.8	65.5	74.4

Total revenue	100.0	100.0	100.0
Cost of revenue	14.3	14.0	8.2
Cost of revenue—amortization of acquired technology	2.7	2.7	2.6

Total cost of revenue	17.0	16.7	10.8

Gross profit	83.0	83.3	89.2
Marketing and selling	25.2	24.1	26.5
Research and development	12.0	12.0	13.4
General and administrative	11.8	12.6	14.2
Amortization of other intangible assets	3.6	3.6	4.1

Total operating expenses	52.6	52.3	58.2

Income from operations	30.4	31.0	31.0
Interest expense, net	0.7	1.1	2.2
Loss on foreign exchange	0.7	0.4	0.2
Loss on derivatives	0.2	—	0.2
Loss on extinguishment of debt	—	—	0.3

Total other expenses	1.6	1.5	2.9
Income before provision for income taxes	28.8	29.5	28.1
Provision for income taxes	10.1	10.2	9.7

Net income	18.7%	19.3%	18.4%

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

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

	2013	2012	Increase
Creative Professional	$63,689	$51,751	$11,938
OEM	102,935	98,110	4,825

Total revenue	$166,624	$149,861	$16,763

Revenue

Revenue was $166.6 million and $149.9 million for the years ended December 31, 2013 and 2012, respectively, an increase of $16.8 million, or 11.2%, mainly due to increased Creative Professional revenue.

Creative Professional revenue increased $11.9 million, or 23.1%, to $63.7 million for the year ended December 31, 2013, as compared to $51.8 million for the year ended December 31, 2012, primarily due to an increase in web revenue. Web revenue increased $11.9 million, mainly due to a full twelve months of Bitstream revenue following the acquisition in March 2012, together with increased sales of our web font services. In addition, direct revenue increased primarily due to increased sales of our web font services. These increases were partially offset by a decrease in custom revenue, due to the timing of custom work in the year ended December 31, 2013, as compared to the same period in 2012.

OEM revenue was $102.9 million and $98.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $4.8 million, or 4.9%, mainly due to increased revenue from per unit royalty arrangements with our printer and display imaging based OEM customers.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $23.8 million and $21.0 million, for the years ended December 31, 2013 and 2012, respectively, an increase of $2.8 million, or 13.2%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology was 14.3% and 14.0% for the years ended December 31, 2013 and 2012, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was partially due to a full twelve months of Bitstream, following the acquisition in March 2012, and variations in product mix resulting from the acquisition of Bitstream. Bitstream’s web business sells a higher proportion of third-party fonts, which carry a higher cost of revenue. We expect our cost of revenue, excluding amortization of acquired technology, to fluctuate as a percentage of revenue from period to period due to variations in product mix.

The portion of cost of revenue consisting of amortization of acquired technology was $4.6 million and $4.1 million in the years ended December 31, 2013 and 2012, respectively, an increase of $0.5 million, or 12.6%, mainly due to our acquisitions of Bitstream, in March 2012, and Design by Front, in October 2012.

Gross Profit

Gross profit was 83.0% and 83.3% of revenue in the years ended December 31, 2013 and 2012, respectively, a decrease of 0.3 percentage points, primarily due to product mix as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $6.0 million, or 16.9%, to $42.0 million for the year ended December 31, 2013, as compared to $36.0 million for the year ended December 31, 2012. Personnel expenses increased $2.7 million, mainly the result of a full twelve months of Design by Front and Bitstream personnel, targeted hiring, annual salary increases and increased share based compensation in 2013, as compared to 2012. Increased discretionary spending, such as website design work, targeted advertising and branding related expenses, contributed $1.3 million to the increase, period over period. Other expenses, such as processing fees on web sales, travel costs and facilities expenses increased $1.5 million in the year ended December 31, 2013, as compared to the same period in 2012.

Research and Development. Research and development expense was $19.9 million and $18.0 million, in 2013 and 2012, respectively, an increase of $1.9 million, or 10.5%. The increase consists mainly of increased personnel expenses, primarily due to additional personnel, annual salary increases and increased share based compensation, and travel and facilities expense resulting from a full twelve months of Bitstream in 2013, as compared to 2012.

General and Administrative. General and administrative expense was $19.7 million and $18.9 million for the years ended December 31, 2013 and 2012, respectively, an increase of $0.8 million, or 4.3%. Personnel expenses increased $1.1 million, mainly due to annual salary increases and increased share based compensation expense in the year ended 2013, as compared to the same period in 2012. This increase was partially offset by a decrease in professional services expenses in 2013, as compared to 2012 when we acquired Bitstream and Design by Front.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $6.0 million and $5.5 million for the years ended December 31, 2013 and 2012, respectively, an increase of $0.5 million, or 9.0%, primarily due to our acquisitions of Bitstream and Design By Front.

Interest Expense, Net

Interest expense, net of interest income decreased $0.4 million, or 26.3%, to $1.3 million in the year ended December 31, 2013, as compared to $1.7 million in the year ended December 31, 2012. The decrease in interest expense was the result of lower average total debt outstanding and an increase in the unused line fees. The average debt balance in the year ended December 31, 2013 was $4.6 million in the year ended December 31, 2013, as compared to $37.3 million in the same period in 2012. Borrowings under our Credit Facility were repaid in full in May 2013. Since June 2013, interest expense consists mainly of unused line fees in connection with our Credit Facility. By contrast, interest expense in the same period in 2012 related mainly to outstanding debt.

Loss on Foreign Exchange

Loss on foreign exchange was $1.1 million and $0.6 million in 2013 and 2012, respectively. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables.

Loss on Derivatives

Loss on derivatives was $0.4 million and $11 thousand in 2013 and 2012, respectively, the net result of changes in the market value of our currency derivative contracts. In the year ended December 31, 2013, the loss related to short term forward contracts, and in the same period in 2012, the loss was mainly due to an interest rate swap contract that expired in July 2012.

Provision for Income Taxes

Our effective tax rate was 35.2% and 34.4% for the years ended December 31, 2013 and 2012, respectively. The effective tax rate for the year ended December 31, 2013 included a charge of 1.7%, as compared to 1.0% in 2012, related to state income taxes, net of federal benefit. The effective tax rate for 2013 included a benefit of 1.1% for research credits. In 2012, the effective tax rate did not include this benefit, as the tax credit had expired, and was not renewed until 2013. The 2013 rate includes both the 2012 and 2013 research credits. The effective tax rate for the year ended December 31, 2012 included a larger income tax benefit received related to the reversal of reserves for uncertain tax positions, as compared to the same period in 2013.

As of December 31, 2013, the total amount of unrecognized tax benefits was $6.2 million. At December 31, 2012, we had $4.6 million of unrecognized tax benefits. We classify potential interest and penalties as a component of tax expense. As of December 31, 2013 and 2012 we had $56 thousand and $78 thousand of accrued interest and penalties, respectively.

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

Provision for Income Taxes

Our effective tax rate was 34.4% and 34.5% for the years ended December 31, 2012 and 2011, respectively. The effective tax rate for the year ended December 31, 2012 included a larger income tax benefit received from the reversal of reserves for income taxes, as compared to the same period in 2011. The effective tax rate for 2011 included a benefit of 0.6% for research credits. The effective tax rate for 2012 did not include this benefit, as the tax credit had expired, and was not renewed until 2013.

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

Recently Issued Accounting Pronouncements

Income Taxes

In July 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends the presentation requirements of ASC 740 and required an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists To the extent the tax benefit is not available at the reporting date under governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods and interim periods within those years beginning on or after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact of the adoption of ASU 2013-11, but we do not expect the adoption of this standard to have any impact on our consolidated financial statements, as our current practice is consistent with this standard.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $78.4 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at December 31, 2013. On October 23, 2013, our Board of Directors approved a share repurchase program of up to $50.0 million of our outstanding common stock over the next two years, and in the fourth quarter of 2013, we used $2.2 million to purchase 75,000 shares. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. Further, purchases of our own common stock may materially affect future liquidity and trends in earnings per share.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$51,336	$50,428	$39,313
Net cash used in investing activities	(2,196)	(53,161)	(2,144)
Net cash used in financing activities	(10,086)	(11,753)	(26,096)
Effect of exchange rates on cash and cash equivalents	17	(24)	(9)

Total increase (decrease) in cash and cash equivalents	$39,071	$(14,510)	$11,064

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

In 2013, we generated $51.3 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany and accreted interest generated $56.8 million in cash. Increased accounts receivable and decreased deferred revenue used $3.0 million in cash, mainly due to timing of customer payments. Increases in prepaid expenses and other assets, net of increases in accrued expenses and other liabilities generated $0.9 million in cash mainly due to accruals related to the increased dividends declared at December 31, 2013 compared to December 31, 2012. Accrued income taxes and excess tax benefit on stock options used $3.5 million in cash during 2013.

In 2012, we generated $50.4 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs, loss on retirement of fixed assets, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany and derivatives loss generated $50.1 million in cash. Accounts receivable and deferred revenue generated $1.2 million in cash, mainly due to increased sales in 2012. Prepaid expenses and other assets and accrued expenses and other liabilities, net of accounts payable, generated $1.3 million in cash mainly due to increases in accrued expense related to our Bitstream operation. Income tax refunds receivable, accrued income taxes and excess tax benefit on stock options used $2.1 million in cash during 2012.

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

Investing Activities

During 2013, we used $2.2 million in investing activities mainly due to the purchase of property and equipment. During 2012, we used $49.1 million for the acquisition of Bitstream and $2.4 million for the acquisition of Design by Front, net of cash acquired. As of December 31, 2012, $2.1 million of additional costs were accrued for final adjustments and contingent consideration. We also used $1.6 million for the purchase of property and equipment, exclusive license and other intangible assets during 2012. During 2011, we used $1.9 million for the purchase of property and equipment, and paid the final $0.2 million of costs associated with our acquisition of Ascender Corporation and Font Commerce LLC, which was accrued in 2010.

Financing Activities

Cash used by financing activities in 2013 was $10.1 million. We repaid $22.3 million of borrowings against our revolving Credit Facility in 2013. We received cash from exercises of stock options of $16.1 million and excess tax benefit on stock options provided $6.8 million. We paid out shareholder dividends of $8.5 million in 2013. We also purchased $2.2 million in treasury stock in 2013. Cash used by financing activities in 2012, was $11.8 million. Borrowings against our revolving Credit Facility amounted to $25.0 million to partially fund our acquisition of Bitstream, which was offset by $40.0 million in repayments in 2012. We received cash from exercises of stock options of $3.2 million and excess tax benefit on stock options provided $1.5 million. We also paid out a shareholder dividend of $1.5 million in 2012. During 2011, payments on long-term debt used $86.8 million in cash, offset by proceeds from the issuance of debt, net of issuance costs of $56.1 million as a result of the refinancing of our debt in July 2011. Proceeds from the exercise of stock options, combined with the excess tax benefit on stock options provided $4.7 million in cash during 2011.

Dividends

On October 23, 2013 the Board of Directors approved a $0.06 per share, quarterly cash dividend on our outstanding common stock. The record date was January 2, 2014 and the dividend was paid to shareholders on January 22, 2014. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On February 4, 2014, our Board of Directors approved a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2014 and the dividend is payable to shareholders of record on April 21, 2014.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 0.5%, as defined in the credit agreement, or (ii) LIBOR plus 1.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of December 31, 2013 our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of December 31, 2013, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.85:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$31,085	$28,965	$22,669
Provision for income taxes	16,863	15,215	11,951
Interest expense, net	1,272	1,725	2,754
Depreciation and amortization	12,090	10,837	9,346

EBITDA	$61,310	$56,742	$46,720
Share based compensation	8,209	6,918	6,974
Non-cash add backs	828	686	168
Restructuring, issuance and cash non-operating costs (2)	—	(552)	608
Acquisition expenses	—	773	94

Adjusted EBITDA (1)	$70,347	$64,567	$54,564

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2013.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income from operations	$50,689	$46,468	$38,242
Depreciation and amortization	12,090	10,837	9,346
Share based compensation	8,209	6,918	6,974

Net adjusted EBITDA (1)	$70,988	$64,223	$54,562

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2013	2012	2011
GAAP earnings per diluted share	$0.78	$0.76	$0.61
Amortization, net of tax	0.18	0.18	0.15
Share based compensation, net of tax	0.14	0.12	0.12

Non-GAAP earnings per diluted share (1)	$1.10	$1.06	$0.88

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2013 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases (1)	$5,633	$2,511	$2,524	$598	$—
License fees (1)	2,000	500	1,000	200	300
Purchase obligation	2,229	2,020	209	—	—

Total	$9,862	$5,031	$3,733	$798	$300

(1)	See Note 15 to the audited consolidated financial statements regarding contractual obligations included in this Annual Report on Form 10-K under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.2 million as of December 31, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In connection with the acquisition of Design by Front Limited we established a liability for part of the purchase price to be paid upon the attainment of certain criteria through 2014. That liability, the contingent acquisition consideration, was $2.3 million at December 31, 2013. For further information on the acquisition, see Note 3, and further details regarding the liability can be found in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In addition to the above, we have a pension obligation under the Linotype defined benefit pension plan. The total projected benefit obligation is $5.1 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this Annual Report on Form 10-K under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $6.8 million and $3.1 million at December 31, 2013 and 2012, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2013, there were no customers that individually accounted for 10% or more of our gross accounts receivable. As of December 31, 2012 one customer, Oki Data Corporation individually accounted for 10.2% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of our total revenue. For the quarter ended December 31, 2013, one customer, Ricoh Company, Ltd., individually accounted for 10.2% of our total revenue.

Interest Rate Risk

In the past we have used interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt. ASC Topic No. 815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, changes in the fair value of the derivative instrument are to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Amended and Restated Credit Agreement fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2013, the Company had no borrowings under our revolving credit facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations. On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning January 2011. The contract matured on July 30, 2012, accordingly, in the year ended December 31, 2013 there was no gain or loss. In 2012 and 2011, we recognized losses of $26 thousand and $0.2 million, respectively, on our interest rate swap contracts which have been included in loss on derivatives our accompanying consolidated statements of income.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date or historical rates, as appropriate. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of the foreign subsidiaries to U.S. dollars are recorded as a separate component of comprehensive income.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. To mitigate our exposure, we utilize forward contracts with maturities of 90 days or less to hedge our exposure to these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2013 there was one currency contract outstanding, which was entered into on that date, and accordingly, the fair value was materially equivalent to its book value. At December 31, 2012 there were no currency contracts outstanding.

In addition, we incurred foreign currency exchange rate gains and losses on an intercompany note with one of our foreign subsidiaries that was denominated in Euros. At December 31, 2012 the note was paid in full. Historically, we maintained a currency swap to mitigate foreign currency exchange rate risk associated with the intercompany note. On May 7, 2008, we entered into a long term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate our exposure to currency fluctuation risk on this note. The contract payment terms approximated the payment terms of this intercompany note and the notional amount was amortized down over time, as payments were made. The contract matured on December 14, 2012. For the years ended December 31, 2012 and 2011, we incurred a gain of $15 thousand and a loss of $0.1 million, respectively, on the currency swap contract which is included in loss on derivatives in our consolidated statements of income. The losses on the intercompany note are included in loss on foreign exchange in our consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2014

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$78,411	$39,340
Accounts receivable, net of allowance for doubtful accounts of $171 and $129 at December 31, 2013 and 2012, respectively	8,317	6,996
Income tax refunds receivable	3,334	2,209
Deferred income taxes	3,557	2,218
Prepaid expenses and other current assets	3,394	2,454

Total current assets	97,013	53,217
Property and equipment, net	3,568	2,587
Goodwill	176,350	174,294
Intangible assets, net	76,684	86,736
Other assets	2,744	3,232

Total assets	$356,359	$320,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,112	$1,038
Accrued expenses and other current liabilities	20,425	17,319
Accrued income taxes payable	14	2,191
Deferred revenue	6,767	8,725
Current portion of long-term debt	—	10,000

Total current liabilities	28,318	39,273
Long-term debt, less current portion	—	12,321
Other long-term liabilities	972	613
Deferred income taxes	32,600	26,832
Reserve for income taxes	2,496	963
Accrued pension benefits	5,098	4,958
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2013 and 2012; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000 at December 31, 2013 and 2012; Shares issued: 39,277,713 and 37,301,889 at December 31, 2013 and 2012, respectively	39	37
Additional paid-in capital	209,376	178,681
Treasury stock, at cost, 204,830 and 116,101 shares at December 31, 2013 and 2012, respectively	(2,279)	(86)
Retained earnings	78,741	56,980
Accumulated other comprehensive income (loss)	998	(506)

Total stockholders’ equity	286,875	235,106

Total liabilities and stockholders’ equity	$356,359	$320,066

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$166,624	$149,861	$123,212
Cost of revenue	23,776	21,005	10,155
Cost of revenue—amortization of acquired technology	4,560	4,051	3,169

Total cost of revenue	28,336	25,056	13,324

Gross profit	138,288	124,805	109,888
Operating expenses:
Marketing and selling	42,019	35,953	32,622
Research and development	19,897	18,007	16,540
General and administrative	19,720	18,908	17,413
Amortization of other intangible assets	5,963	5,469	5,071

Total operating expenses	87,599	78,337	71,646

Income from operations	50,689	46,468	38,242
Other (income) expense:
Interest expense	1,295	1,842	2,854
Interest income	(23)	(117)	(100)
Loss on foreign exchange	1,145	578	211
Loss on derivatives	354	11	232
Loss on extinguishment of debt	—	—	422
Other (income) expense, net	(30)	(26)	3

Total other expense	2,741	2,288	3,622

Income before provision for income taxes	47,948	44,180	34,620
Provision for income taxes	16,863	15,215	11,951

Net income	$31,085	$28,965	$22,669

Net income available to common stockholders—basic	$30,582	$28,496	$22,302

Net income available to common stockholders—diluted	$30,582	$28,510	$22,302

Net income per common share:
Basic	$0.81	$0.78	$0.63
Diluted	$0.78	$0.76	$0.61
Weighted-average number of shares outstanding—basic	37,833,817	36,311,835	35,357,630
Weighted-average number of shares outstanding—diluted	39,285,651	37,561,953	36,817,379
Dividends declared per common share	$0.24	$0.08	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$31,085	$28,965	$22,669
Other comprehensive income, net of tax:
Unrecognized actuarial gain (loss), net of tax	216	(665)	(98)
Foreign currency translation adjustments, net of tax	1,288	182	(850)

Comprehensive income	$32,589	$28,482	$21,721

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	35,490,331	$35	95,516	$(86)	$155,791	$8,317	$925	$164,982
Net income						22,669		22,669
Issuance of capital shares
—restricted share grants	186,379	—			—			—
—exercised options	667,684	1			3,329			3,330
Repurchase of unvested shares of restricted common stock	(3,011)	—	3,011	—				—
Share based compensation					6,974			6,974
Tax benefit associated with options					1,354			1,354
Unrecognized actuarial loss, net of tax							(98)	(98)
Cumulative translation adjustment, net of tax							(850)	(850)

Balance, December 31, 2011	36,341,383	$36	98,527	$(86)	$167,448	$30,986	$(23)	$198,361
Net income						28,965		28,965
Issuance of capital shares
—restricted share grants	294,948	1			(1)			—
—exercised options	683,132	—			3,215			3,215
Repurchase of unvested shares of restricted common stock	(17,574)	—	17,574	—				—
Share based compensation					6,918			6,918
Tax benefit associated with options					1,101			1,101
Dividends declared						(2,971)		(2,971)
Unrecognized actuarial loss, net of tax							(665)	(665)
Cumulative translation adjustment, net of tax							182	182

Balance, December 31, 2012	37,301,889	$37	116,101	$(86)	$178,681	$56,980	$(506)	$235,106

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	37,301,889	$37	116,101	$(86)	$178,681	$56,980	$(506)	$235,106
Net income						31,085		31,085
Issuance of capital shares
—restricted share grants	276,279	—			—			—
—exercised options	1,788,274	2			16,107			16,109
Repurchase of unvested shares of restricted common stock	(13,729)	—	13,729	—				—
Purchase of treasury shares	(75,000)	—	75,000	(2,193)				(2,193)
Share based compensation					8,209			8,209
Tax benefit associated with options					6,379			6,379
Dividends declared						(9,324)		(9,324)
Unrecognized actuarial loss, net of tax							216	216
Cumulative translation adjustment, net of tax							1,288	1,288

Balance, December 31, 2013	39,277,713	$39	204,830	$(2,279)	$209,376	$78,741	$998	$286,875

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$31,085	$28,965	$22,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,090	10,837	9,346
Loss on retirement of fixed assets	23	6	2
Amortization of deferred financing costs and accreted interest	541	303	480
Loss on extinguishment of debt	—	—	422
Share based compensation	8,209	6,918	6,974
Excess tax benefit on stock options	(6,775)	(1,514)	(1,354)
Deferred income taxes	4,970	2,746	1,634
Provision for doubtful accounts	97	38	46
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(216)	(390)	94
Unrealized loss (gain) on derivatives	—	681	136
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,437)	129	(1,835)
Prepaid expenses and other assets	(899)	488	117
Accounts payable	60	(113)	366
Accrued income taxes payable	3,312	(635)	(86)
Accrued expenses and other liabilities	1,820	900	1,275
Deferred revenue	(1,544)	1,069	(973)

Net cash provided by operating activities	51,336	50,428	39,313
Cash flows from investing activities:
Purchases of property and equipment	(2,124)	(1,486)	(1,925)
Purchase of exclusive license and other intangible assets	—	(150)	—
Acquisition of businesses, net of cash acquired	(72)	(51,525)	(219)

Net cash used in investing activities	(2,196)	(53,161)	(2,144)
Cash flows from financing activities:
Payments on long-term debt	(22,321)	(40,000)	(86,845)
Proceeds from issuance of debt, net of issuance costs	—	25,000	56,065
Excess tax benefit of stock options	6,775	1,514	1,354
Common stock dividend paid	(8,456)	(1,482)	—
Purchase of treasury stock	(2,193)	—	—
Proceeds from exercise of common stock options	16,109	3,215	3,330

Net cash used in financing activities	(10,086)	(11,753)	(26,096)
Effect of exchange rates on cash and cash equivalents	17	(24)	(9)

Increase (decrease) in cash and cash equivalents	39,071	(14,510)	11,064
Cash and cash equivalents, beginning of year	39,340	53,850	42,786

Cash and cash equivalents, end of year	$78,411	$39,340	$53,850

Supplemental disclosures:
Interest paid	$599	$1,416	$2,279
Income taxes paid	$8,456	$11,518	$9,070
Non cash transactions:
Dividends declared	$2,357	$1,492	$—
Excess tax benefit on stock options	$—	$413	$—

The accompanying notes are an integral part of these financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of CE devices including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. We also provide printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. At December 31, 2013, we conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”) and MyFonts Inc., and five foreign operating subsidiaries, Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to the accompanying consolidated financial statements.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Monotype Imaging Holdings Inc. and its wholly-owned subsidiaries and have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, or GAAP, applied on a consistent basis.

On October 29, 2012, we acquired Design by Front Limited, a privately-held web strategy, design and technology studio located in Belfast, Northern Ireland, through our wholly owned subsidiary Monotype UK, for approximately $4.6 million in cash.

On March 19, 2012, we acquired Bitstream Inc. in an all-cash merger for $49.6 million. The Company used $24.6 million in cash and borrowed $25.0 million from its revolving Credit Facility. In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. On December 3, 2012, Bitstream was renamed MyFonts Inc. and on February 23, 2013, Bitstream India Pvt. Ltd. was renamed Monotype Solutions India Pvt. Ltd.

The accompanying consolidated financial statements present the Company as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, including the accounts of ITC, Monotype UK, Monotype Germany, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to allowance for doubtful accounts, income taxes, valuation of goodwill, intangible assets, other long-lived assets, derivatives, the valuation of share based compensation and accrued pension benefits. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments and debt. We value our financial instruments at fair value in accordance with ASC Topic No. 820, Fair Value Measurement and Disclosures. The Company’s recurring fair value measures relate to derivative instruments and cash equivalents. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities of less than 90 days at the date of purchase. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and are stated at fair value. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper and municipal securities, with maturities of less than 90 days at the date of purchase. Deposits of cash held outside the U.S. totaled approximately $6.8 million and $3.1 million, at December 31, 2013 and 2012, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2013, there were no customers that accounted for 10% of our gross accounts receivable. As of December 31, 2012, one customer individually accounted for 10.2% of our gross accounts receivable. For the years ended December 31, 2013, 2012 and 2011 no one customer accounted for 10% or more of our total revenue. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment. Due to these factors, no additional losses beyond the amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

Property and Equipment

Property and equipment are stated at cost. We capitalize expenditures that materially increase asset lives and charge ordinary repairs and maintenance to operations as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, as there is no reliable evidence to suggest that we should expect any other pattern of depreciation or amortization than an even pattern. We believe this best reflects the expected pattern of economic usage. The estimated useful lives are as follows:

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

Impairment testing for goodwill is done at a reporting unit level. The Company has determined, based on its organizational structure, that it had one reporting unit as of December 31, 2013 and 2012. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2013 and 2012, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As such, the two-step test was not necessary.

In July 2012, the FASB issued Accounting Standards Update, or ASU, No. 2012-02, Intangibles—Goodwill and Other (Topic No. 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amended its guidance on the testing of indefinite-lived intangible assets for impairment to simplify and improve consistency of impairment testing guidance among long-lived asset categories. This ASU provides entities an option to perform a qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill impairment testing options permitted from September 2011 standard update. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional. For both years presented, 2013 and 2012, we elected to perform a qualitative analysis of the fair value of our indefinite-

lived intangible assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Software Development Costs

We expense software development costs, including costs to develop software or the software products to be marketed to external users, before technological feasibility of such products is reached. Costs that are incurred to produce the finished product after technological feasibility has been established if material, would be capitalized as an intangible asset, and are amortized on a straight line basis over the economic useful lives. The Company capitalizes certain costs that are incurred to purchase or create and implement internal-use software programs, including software coding, installation, testing and certain data conversions. These capitalized costs are amortized on a straight-line basis over the economic useful life. At December 31, 2013 and 2012, the Company had $1.5 million and $0.9 million, respectively, of unamortized software costs included in our intangible assets.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 985-605, Software Revenue Recognition. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable and collection of the fee is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports. For example, the Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, arrangements with customers may include multiple deliverables, or multiple elements in a single purchase order or contract. The fee for such arrangement is allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE, and revenue is recognized accordingly. In the absence of VSOE, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient VSOE does exist or (b) all elements of the arrangement have been delivered. In certain circumstances, the revenue is recognized ratably, in accordance with the guidance.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon payment by the customer and proof of font delivery, and when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology. Although significantly less than royalties from per-unit shipments and fixed fees from OEMs, we also receive revenue from software application and operating systems vendors who include our text imaging solutions in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one to five years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting may be used.

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

Deferred Revenue

Deferred revenue results primarily from prepayments against future royalties received from our customers. These amounts are recognized as revenue as the royalties are earned, based upon subsequent royalty reports received from the customers. Long-term deferred revenue is classified as other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2013 and 2012.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $1.7 million, $1.3 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Beginning in July 2013, the expected volatility is based on the Company’s actual historical stock price volatility. Prior to July 2013, we estimated volatility by using a blend of our stock price history, for the length of time we had market data for our stock, and the historical volatility of similar public companies for the remainder of the expected term of each grant. This was estimated in accordance with Staff Accounting Bulletin No. 110, or SAB 110. Beginning in July 2013, the expected life of awards is based on the actual historical exercise behavior of our employees. Prior to July 2013, the expected life of the awards was estimated based on the simplified method, as defined in SAB 110. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption for grants awarded after our initial dividend declaration date of July 25, 2012, is based on the estimated annualized dividend yield. Prior to this, the expected dividend yield assumption was based on our history up to that point, and the expectation of paying no dividends.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.1%	1.1%	2.5%
Expected dividend yield	0.8—1.1%	0.0—1.3%	—
Expected volatility	58.0%	59.9%	61.9%
Expected term	6.1 years	6.1 years	6.1 years
Weighted-average fair value per share	$10.99	$7.74	$7.76

We value awards granted based on the grant date closing price of our common stock as traded on the NASDAQ Global Select Market. See Note 13 for a summary of the stock option activity under our share based employee compensation plans for the year ended December 31, 2013.

Derivative Financial Instruments

We use foreign currency derivative instruments to hedge our exposure to fluctuations in foreign currencies on our intercompany note (Note 8) and other foreign currency transactions. We have historically used interest rate derivative instruments to hedge the exposure to interest rate volatility resulting from our variable rate debt. ASC Topic No. 815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, ASC 815 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

Foreign Currency Translation

In accordance with ASC Topic No. 830, Foreign Currency Matters, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date or historical rates, as appropriate. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates in effect for the periods in which the transactions occur. Accordingly, gains and losses resulting from translating foreign currency financial statements are reported as a separate component of other comprehensive income. Foreign currency transaction gains and losses are included in net income.

Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2013, 2012 and 2011, the accumulated balance of foreign currency translation adjustment was cumulative income of $1.3 million,

$45 thousand and cumulative loss of $0.1 million, respectively, net of tax of $0.7 million, $0.1 million and $0.5 million, respectively. The accumulated balance of the unrecognized actuarial gain (loss) was cumulative loss of $0.3 million, $0.6 million and cumulative income of $0.1 million at December 31, 2013, 2012 and 2011, respectively, was net of tax of $80 thousand, $0.3 million and $40 thousand, respectively.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The total amount of uncertain tax positions, at December 31, 2013 and 2012 was $6.2 million and $4.6 million, respectively. The Company classifies interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2013, 2012 and 2011 was $56 thousand, $78 thousand and $0.3 million, respectively.

Net income per share data

The Company calculates net income per share in accordance with ASC Topic No. 260, Earnings Per Share, or ASC 260. ASC 260 outlines the use of the “two-class” and treasury stock methods of calculating earnings per share. Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the if-converted, or treasury stock, method or (b) the two-class method. The treasury stock method gives effect to all potentially dilutive securities, including the exercise of stock options and vesting of restricted stock. The two-class method assumes exercise of stock options using the treasury stock method, but assumes participating securities (unvested restricted stock) are not vested and allocates earnings to common shares and participating securities. Income is allocated to participating securities and common stockholders.

Recently Issued Accounting Pronouncements

Income Taxes

In July 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends the presentation requirements of ASC 740 and required an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists To the extent the tax benefit is not available at the reporting date under governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods and interim periods within those years beginning on or after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact of the adoption of ASU 2013-11, but we do not expect the adoption of this standard to have any impact on our consolidated financial statements, as our current practice is consistent with this standard.

3. Acquisitions

Design by Front Ltd.

On October 29, 2012, the Company acquired all of the outstanding shares of Design by Front Limited, a privately held web strategy, design and technology studio located in Belfast, Northern Ireland, for approximately $4.6 million. The Company paid $2.5 million in cash upon closing, with the remainder of the purchase price to be paid contingent on attainment of certain criteria through 2014. The contingent consideration payable was recorded at $2.1 million, which represents the net present fair value of the estimated payment. We recognized approximately $2.5 million of intangible assets and approximately $2.5 million of goodwill, associated with the transaction. In connection with this acquisition, 13 Design by Front Limited employees joined the Company. Design by Front Limited’s Typecast™ browser-based web authoring tool allows easy use of web fonts when designing web sites.

Bitstream Inc.

On March 19, 2012, we acquired all of the outstanding shares of Bitstream Inc. in an all cash merger for $49.6 million. The Company used approximately $24.6 million in cash on hand and borrowed $25.0 million from its revolving Credit Facility. The Agreement and Plan of Merger (“Merger Agreement”) dated November 10, 2011 is by and among the Company, Bitstream and Birch Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”). In accordance with the Merger Agreement, the Merger Subsidiary was merged with and into Bitstream, terminating the separate corporate existence of the Merger Subsidiary, with Bitstream continuing as the surviving corporation of the merger and a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, on March 14, 2012 Bitstream spun off its mobile browsing and variable data publishing businesses into a separate entity.

Bitstream Inc., a Delaware corporation, and its wholly owned subsidiary, Bitstream India Pvt. Ltd., became wholly-owned subsidiaries of Monotype Imaging Holdings Inc. following the acquisition. Included in the acquisition is the MyFonts.comsm website, which featured 89,000 fonts from nearly 900 foundries, in addition to the widely used WhatTheFontsm identification service. The transaction also includes the Bitstream® typeface library, Font Fusion® and a range of fonts for embedded and mobile environments, and 10 patents. Twelve employees from Bitstream’s U.S. operations and 42 engineers and type designers from Bitstream’s India operations joined the Company in connection with the acquisition.

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

The estimated fair value of intangible assets acquired was recorded as follows:

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

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$11,371	$9,062
Furniture and fixtures	1,170	1,138
Leasehold improvements	866	660

Total cost	13,407	10,860
Less accumulated depreciation and amortization	(9,839)	(8,273)

Property and equipment, net	$3,568	$2,587

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $1.3 million and $1.1 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2011	$140,807
Acquisitions	32,888
Foreign currency exchange rate changes	690
Deferred tax adjustment	(91)

Balance at December 31, 2012	$174,294
Acquisition adjustment	(11)
Foreign currency exchange rate changes	2,004
Deferred tax adjustment	63

Balance at December 31, 2013	$176,350

The majority of the Company’s goodwill balance is not denominated in U.S. dollars, and is therefore, subject to currency fluctuations. In 2012, the Company recorded approximately $30.4 million increase to goodwill related to the Bitstream acquisition. In addition, we recorded a $2.5 million increase to goodwill related to the Design by Front acquisition.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2013 and 2012 are as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$57,319	$(42,482)	$14,837	$57,040	$(36,464)	$20,576
Acquired technology	12	51,206	(29,734)	21,472	51,067	(25,108)	25,959
Non-compete agreements	4	12,077	(11,903)	174	12,016	(11,752)	264
Trademarks		35,801	—	35,801	35,537	—	35,537
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$160,803	$(84,119)	$76,684	$160,060	$(73,324)	$86,736

Amortization expense is calculated using the straight-line method as there is no reliable evidence to suggest that we should expect any pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Estimated future intangible amortization expense based on balances at December 31, 2013 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2014	$4,584	$5,064
2015	4,584	1,758
2016	4,183	1,612
2017	2,176	1,611
2018	2,072	1,591
Thereafter	3,873	3,375

Total amortization expense	$21,472	$15,011

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Payroll and related benefits	$7,143	$7,548
Royalties	3,285	2,577
Legal and audit fees	844	832
Sales tax payable	1,604	873
Dividend payable	2,357	1,489
Contingent acquisition consideration	2,302	2,064
Other	2,890	1,936

Total	$20,425	$17,319

7. Debt

On July 13, 2011 the Company entered into a credit agreement (“Credit Facility”) with Wells Fargo Capital Finance, LLC, the administrative agent for a syndicate of Lenders (“Lenders”) which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 1.5% or 2.0% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.5% or 1.0% per annum. At December 31, 2013 our rate, inclusive of applicable margins, was 3.75% for prime. At December 31, 2013, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company and its subsidiaries ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of December 31, 2013.

8. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying consolidated statements of income. At December 31, 2013, we had one forward contract outstanding, which was entered into on that date. See Note 9 for details regarding the fair value. There were no outstanding forward contracts at December 31, 2012 or 2011.

On May 24, 2010, we entered into a long term interest rate swap contract to pay a fixed rate of interest of 1.5% in exchange for a floating rate interest payment tied to the one-month LIBOR beginning November 28, 2010 to mitigate our exposure to interest rate fluctuations on our debt obligations for the remainder of the term of the note. The contract had a notional amount of $50.0 million with a $20.0 million reduction in the notional amount on January 3, 2012 and matured on July 30, 2012. We did not designate this contract as a hedge; as such, associated gains and losses were recorded in loss on derivatives in our consolidated statements of income.

On May 7, 2008, we entered into a long-term currency swap contract to purchase 18.3 million Euros in exchange for $28.0 million to mitigate foreign currency exchange rate risk on a Euro denominated intercompany note. In 2012 and 2011, we incurred net losses of $5 thousand, and $32 thousand, respectively, on the intercompany note. The currency swap matured on December 14, 2012. The contract payment terms approximated the payment terms of this intercompany note. We did not designate the contract as a hedge; as such, associated gains and losses are recorded to loss on derivatives in our consolidated statements of income.

The following table presents the losses and (gains) on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	2013	2012	2011
Interest rate swaps	$—	$26	$151
Currency swaps	354	(15)	81

Total	$354	$11	$232

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

The following tables present our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$832	$832	$—	$—
Cash equivalents—commercial paper	8,998	—	8,998	—
Cash equivalents—corporate bonds	8,585	—	8,585	—

Total assets	$18,415	$832	$17,583	$—

Liabilities:
Contingent acquisition consideration	$2,302	$—	$—	$2,302

Total liabilities	$2,302	$—	$—	$2,302

	Fair Value Measurement at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$1,445	$1,445	$—	$—
Cash equivalents—commercial paper	5,649	—	5,649	—
Cash equivalents—corporate bonds	6,330	—	6,330	—

Total assets	$13,424	$1,445	$11,979	$—

Liabilities:
Contingent acquisition consideration	$2,064	$—	$—	$2,064

Total liabilities	$2,064	$—	$—	$2,064

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2013, we had one 30-day forward contract outstanding to sell 3.0 million British pounds sterling and one 30-day forward contract outstanding to purchase $5.0 million that together, had an immaterial fair value.

For the recurring fair value measure, contingent acquisition consideration, the Company estimated the fair value of the liability by probability weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a risk adjusted discount rate over the applicable contingency period. The increase in the contingent acquisition consideration during 2013 was due to the accretion of the present value of $0.2 million.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. On March 9, 2009, the Company’s U.S. 401(k) Plan was amended to change the Company’s matching contribution amount, as prescribed by the plan, from a fixed dollar-for-dollar match up to the first 6% of the participant’s compensation to a discretionary employer matching contribution. For the years ended December 31, 2013, 2012 and 2011, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom we contribute 5% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 3% of salary. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and have been included in the accompanying consolidated statements of income.

Defined Benefit Pension Plan

Monotype Germany maintains an unfunded defined benefit pension plan which covers substantially all employees who joined the company prior to the plan’s closure to new participants in 2006. Participants are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows:

	2013	2012	2011
Service cost	$119	$83	$84
Interest cost	161	175	183
Amortization of loss	22	—	—

Net periodic benefit cost	$302	$258	$267

The assumptions used to determine the net periodic benefit cost were as follows:

	2013	2012	2011
Weighted-average discount rate	3.5%	3.25%	4.75%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The German Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,949	$3,758
Service cost	119	83
Interest cost	161	175
Actuarial (gain) loss	(238)	926
Benefits paid	(91)	(79)
Foreign currency exchange rate changes	222	86

Projected benefit obligation at end of year	$5,122	$4,949

Accumulated benefit obligation	$4,978	$4,796

Funded status at end of year	$(5,122)	$(4,949)

Net Amounts Recognized in the Financial Statements:
Current liability	$112	$91
Unrecognized actuarial gain reported within accrued pension benefits	5,010	4,858

Net accrued pension liability recognized	5,122	4,949
Amounts included in other accumulated comprehensive income not yet recognized in periodic pension cost, net of tax	(511)	(780)
Amounts expected to be amortized from accumulated comprehensive income into net periodic pension costs over the next fiscal year (consists of net actuarial gain/loss)	1	22

Monotype Germany also provides cash awards to its employees based on length of service. At December 31, 2013 and 2012, the balance accrued for such benefits totaled $87 thousand and $100 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2013	2012
Weighted-average discount rate	3.5%	3.25%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	2.0%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2013. The measurement dates are December 31, 2013 for 2013 and December 31, 2012 for 2012.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2014	$112
2015	142
2016	165
2017	183
2018	193
2019-2023	1,113

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2013	2012	2011
U.S.	$34,060	$27,354	$22,561
Foreign	13,888	16,826	12,059

Total income before provision for income taxes	$47,948	$44,180	$34,620

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2013	2012	2011
Current
U.S. Federal	$6,414	$6,586	$6,251
State and local	968	462	445
Foreign jurisdictions	4,511	5,355	3,621

	11,893	12,403	10,317
Deferred
U.S. Federal	5,009	2,842	1,491
State and local	424	555	(35)
Foreign jurisdictions	(463)	(585)	178

	4,970	2,812	1,634

Total provision	$16,863	$15,215	$11,951

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2013		2012		2011
Provision for income taxes at statutory rate	$16,782	35.0%	$15,462	35.0%	$12,117	35.0%
State and local income taxes, net of federal tax benefit	791	1.7%	429	1.0%	343	1.0%
Foreign rate differential	(150)	(0.3)%	(220)	(0.5)%	(171)	(0.5)%
Effect of rate changes on deferred taxes	110	0.2%	232	0.5%	(76)	(0.2)%
Stock compensation	60	0.1%	113	0.2%	68	0.2%
Research credits	(535)	(1.1)%	—	—	(212)	(0.6)%
Reversal of reserve for income taxes	(86)	(0.2)%	(361)	(0.8)%	(111)	(0.4)%
Other, net	(109)	(0.2)%	(440)	(1.0)%	(7)	(0.0)%

Reported income tax provision	$16,863	35.2%	$15,215	34.4%	$11,951	34.5%

For the year ended December 31, 2013, our effective tax rate was 35.2%. The effective tax rate included a benefit of 1.1% for federal research tax credits, as the credit expired in 2011 but was renewed in 2013. The 2013 benefit included both the 2012 and 2013 research credits. The effective tax rate included a charge of 1.7% for state and local income taxes, net of federal benefit, as compared to a charge of 1.0% in 2012.

For the year ended December 31, 2012, our effective tax rate was 34.4%. The effective tax rate for 2012 did not include a benefit for federal research tax credits, as the credit expired at the end of 2011. In

2011, the research tax credit provided a benefit of 0.6%. The effect of rate changes on deferred taxes was a charge of 0.5% in 2012 resulting from an increase in our state tax rates, and in 2011, the effect of rate changes on deferred taxes provided a benefit of 0.2%.

For the year ended December 31, 2011, our effective tax rate was 34.5%. The income tax benefit received from the reversal of reserve for income taxes was lower in 2011, as compared to 2012, which resulted in a higher effective tax rate. A reduction of non-deductible equity compensation also contributed to a higher 2011 effective tax rate.

The provision for income taxes includes $6.4 million, $1.5 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, that was credited directly to stockholders’ equity, rather than to the provision for income taxes for the exercise of non-qualified stock options by employees. In addition, the 2013, 2012 and 2011 provision does not include a provision of $0.7 million, $0.1 million, and a benefit of $0.5 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Compensation related deductions	$5,982	$7,288
Tax credit carryforwards	3,032	3,019
Federal and state net operating losses	2,775	4,313
Accrued expenses	1,890	332

Subtotal deferred tax assets	13,679	14,952
Valuation allowance	(2,266)	(2,287)

Total deferred income tax assets	$11,413	$12,665

Deferred tax liabilities:
Fixed assets	$299	$—
Intangible assets	6,108	11,818
Goodwill	33,177	24,841
Unrealized gains	42	—
Unremitted earnings of foreign subsidiaries	—	6
Other	710	473

Total deferred tax liabilities	$40,336	$37,138

Net deferred tax liabilities	$28,923	$24,473

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—short-term	$3,557	$2,218
Net deferred income tax assets—long-term (1)	130	155
Net deferred income tax liabilities—short-term (2)	(10)	(14)
Net deferred income tax liabilities—long-term	(32,600)	(26,832)

Net deferred income tax liabilities	$(28,923)	$(24,473)

(1)	Included in other assets in the accompanying consolidated balance sheet.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of the deferred tax assets within each jurisdiction, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2013 and 2012, except as described below.

A valuation allowance has been established for potential U.S. foreign tax credits that may be generated by Monotype Germany’s deferred tax liability related to temporary differences. As of December 31, 2013, the valuation allowance against these credits was $2.3 million. Monotype Germany is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a partial valuation allowance against these credits.

In accordance with ASC Topic No. 740, the Company has classified approximately $6.2 million to its reserve for uncertain tax positions at December 31, 2013. The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2013 and 2012 (in thousands):

December 31, 2011	$909
Decrease related to lapse of applicable statutes of limitations	(253)
Increases related to positions taken and acquired in the current year	3,963

December 31, 2012	$4,619
Decrease related to positions taken in prior years	(357)
Increase related to positions taken in prior years	1,654
Increases related to positions taken in the current year	258

December 31, 2013	$6,174

Of this amount of unrecognized tax benefits, approximately $4.8 million, $4.6 million and $0.9 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2013, 2012 and 2011, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2013, 2012 and 2011, the Company has accrued approximately $56 thousand, $78 thousand and $0.3 million, respectively, related to interest and penalties. The tax provision for the year ended December 31, 2013 includes a net benefit of $14 thousand related to interest. In 2012 and 2011, the net benefit was $0.1 million and $25 thousand, respectively. The increase in unrecognized tax benefits at December 31, 2013 relates to potential uncertainty surrounding the timing of deductions for certain accrued liabilities. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

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

As of December 31, 2013, the Company does not have any material amount of undistributed earnings at its foreign subsidiaries.

As of December 31, 2013, federal and state net operating loss carryforwards of $7.0 million and $3.3 million, respectively, are available, which begin to expire in 2020. These net operating losses were acquired in connection with the Bitstream acquisition and are therefore subject to limitation pursuant to Internal Revenue Code Section 382. The annual limitation on these losses is $4.9 million per year in 2013 through 2016.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2010 through 2013. The Company and its subsidiaries state income tax returns are subject to audit for the years 2009 through 2013.

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

For the year ended December 31, 2013, the treasury stock method was used in the computation as it was more dilutive of the two approaches. For the year ended December 31, 2012, the two class method was used in the computation as it was more dilutive of the two approaches. For the year ended December 31, 2011, the treasury stock method was used in the computation as both approaches resulted in the same diluted net income per share. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income, as reported	$31,085	$28,965	$22,669
Less: net income attributable to participating securities	(503)	(469)	(367)

Net income available to common shareholders—basic and diluted for 2013, basic for 2012, basic and diluted for 2011	$30,582	$28,496	$22,302

Denominator:
Basic:
Weighted-average shares of common stock outstanding	38,470,376	36,914,163	35,939,104
Less: weighted-average shares of unvested restricted common stock outstanding	(636,559)	(602,328)	(581,474)

Weighted-average number of common shares used in computing basic net income per common share	37,833,817	36,311,835	35,357,630

Net income per share applicable to common shareholders—basic	$0.81	$0.78	$0.63

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	38,470,376		35,939,104
Less: weighted-average shares of unvested restricted common stock outstanding	(636,559)		(581,474)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,240,629		1,326,873
Weighted-average number of shares of restricted common stock outstanding, based on the treasury stock method	211,205		132,876

Weighted-average number of common shares used in computing diluted net income per common share	39,285,651		36,817,379

Net income per share applicable to common shareholders—diluted	$0.78		$0.61

Numerator:
Net income available to common shareholders—basic		$28,496
Plus: undistributed earnings allocated to participating securities		424
Less: undistributed earnings reallocated to participating securities		(410)

Net income available to common shareholders—diluted		$28,510

Denominator:
Diluted:
Weighted-average shares of common stock outstanding		36,914,163
Less: weighted-average shares of unvested restricted common stock outstanding		(602,328)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method		1,250,118

Weighted-average number of common shares used in computing diluted net income per common share		37,561,953

Net income per share applicable to common shareholders—diluted		$0.76

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Unvested restricted common stock	17,620	1,459	14,322
Options	390,974	1,638,905	1,479,608

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common shares over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion. As of December 31, 2013, the Company repurchased 75,000 shares of its common stock for an aggregate purchase price of $2.2 million, including brokers’ fees.

Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan, or the 2004 Award Plan. The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2012, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan. Pursuant to the terms of our 2004 Award Plan, we have the right to repurchase unvested restricted shares from employees upon their termination, and it is generally our policy to do so. In the years ended December 31, 2013, 2012 and 2011, we did not repurchase any shares of unvested restricted stock pursuant to the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan, which was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. On March 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2007 Stock Option and Incentive Plan, or 2007 Award Plan, which was subsequently approved by stockholders on May 13, 2011. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. A total of 6,383,560 shares of common stock have been authorized for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 2,000,000 shares from 4,383,560 in May 2011 in connection with the shareholder approval of the amended and restated 2007 Award Plan. Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2013, 4,599,746 options and 1,013,280 restricted stock awards have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2013, 2012 and 2011, we repurchased 13,314 shares, 17,574 shares and 3,011 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan, or 2010 Inducement Plan, in connection with our acquisition of Ascender. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the plan. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. As of December 31, 2013, 227,490 options and 104,888 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the year ended December 31, 2013, we repurchased 415 shares of our common stock in accordance with the 2010 Inducement Plan. We did not repurchase any shares of our common stock in accordance with the 2010 Inducement Plan in the years ended December 31, 2012 or 2011.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Marketing and selling	$3,780	$3,068	$2,966
Research and development	1,910	1,589	1,612
General and administrative	2,519	2,261	2,396

Total share based compensation	$8,209	$6,918	$6,974

As of December 31, 2013, the Company had $15.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted share awards that are expected to be recognized over a weighted-average period of 1.9 years.

Stock Option Awards

Stock option activity for all plans for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted- Average Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2012	4,032,433	$10.00
Granted	497,580	$22.35
Exercised	(1,788,274)	$9.01
Expired	(187)	$11.48
Forfeited	(37,921)	$16.16

Outstanding at December 31, 2013	2,703,631	$12.84	$51,421	6.4

Exercisable at December 31, 2013	1,695,968	$10.02	$37,044	5.2

Vested and expected to vest at December 31, 2013 (2)	2,636,118	$12.72	$50,458

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2013.

(2)	Represents the number of vested options as of December 31, 2013, plus the number of unvested options at December 31, 2013 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2013, 2012 and 2011 was $25.8 million, $6.8 million and $6.0 million, respectively.

Unvested Share Awards

Unvested share activity for the year ended December 31, 2013 is presented below:

	Shares	Weighted- Average Fair Value Per Share
Unvested shares outstanding at December 31, 2012	571,679	$12.82
Granted	276,279	$22.54
Vested	(266,115)	$12.44
Forfeited	(13,729)	$16.40

Unvested shares outstanding at December 31, 2013	568,114	$17.64

The fair value of shares vested during 2013, 2012 and 2011 was $6.6 million, $3.2 million and $2.5 million, respectively.

14. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, Creative Professional and OEM, assets and expenses are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for our two major markets (in thousands):

	Year Ended December 31,
	2013	2012	2011
Creative Professional	$63,689	$51,751	$31,556
OEM	102,935	98,110	91,656

Total	$166,624	$149,861	$123,212

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in South Korea for instance, but the sales are received and recorded by our subsidiary located in the United States. This revenue is therefore reflected in the United States totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, China, South Korea and Japan. The following summarizes revenue by location:

	Year Ended December 31,
	2013		2012		2011
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$91,037	54.7%	$78,653	52.5%	$56,728	46.1%
United Kingdom	7,029	4.2	5,214	3.5	5,322	4.3
Germany	18,331	11.0	19,717	13.1	17,035	13.8
Japan	49,706	29.8	45,739	30.5	43,299	35.1
Other Asia	521	0.3	538	0.4	828	0.7

Total	$166,624	100.0%	$149,861	100.0%	$123,212	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2013	2012
Long-lived assets:
United States	$192,066	$200,804
United Kingdom	4,926	5,130
Germany	56,140	54,245
Asia (including Japan)	3,470	3,438

Total	$256,602	$263,617

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2018. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, Massachusetts Germany and India contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2013, are approximately as follows (in thousands):

Years ending December 31:
2014	$2,511
2015	1,663
2016	861
2017	554
2018	44
Thereafter	—

Total	$5,633

Certain of our operating leases include escalating rental payments and lease incentives such as free rent. We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $2.2 million, $1.9 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

License Agreements

We license certain font related technology from a third party for development and resale purposes. The license agreement provides for minimum annual payments, as of December 31, 2013, as follows (in thousands):

Years ending December 31:
2014	$500
2015	500
2016	500
2017	100
2018	100
Thereafter	300

Total	$2,000

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEMs, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2013 and 2012.

16. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$43,032	$40,468	$41,085	$42,039	$39,034	$37,982	$38,496	$34,349
Gross profit	36,074	33,392	33,930	34,892	32,107	31,471	31,331	29,896
Net income	8,094	7,064	7,311	8,616	7,840	7,990	7,415	5,720
Net income available to common shareholders—basic	7,973	6,950	7,182	8,478	7,717	7,857	7,286	5,633
Net income available to common shareholders— diluted	7,973	6,950	7,185	8,481	7,720	7,857	7,286	5,636
Income per common share:
Basic	$0.21	$0.18	$0.19	$0.23	$0.21	$0.22	$0.20	$0.16
Diluted	$0.20	$0.18	$0.18	$0.22	$0.20	$0.21	$0.19	$0.15

17. Subsequent Event

Dividend Declaration

On February 4, 2014 the Company’s Board of Directors declared a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2014 and the dividend is payable to shareholders on April 21, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Repurchase Program

The Company repurchased 75,000 shares of common stock for $2.3 million in the period of January 7 to January 30, 2014, at an average price per share of $30.67, and 77,091 shares of common stock for $2.2 million in the period of February 3 to February 13, 2014, at an average price per share of $28.53. The Company purchased these shares on the open market at prevailing market prices. The Company repurchased 47,832 shares of common stock for $1.4 million in the period of March 3 to March 7, 2014, at an average price per share of $29.69. At March 7, 2014, $41.9 million remains for future purchases under the Plan.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Monotype Imaging Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Monotype Imaging Holdings Inc. and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2014

Item 9B.	Other Information

On February 24, 2014 our Board of Directors elected Gay W. Gaddis as a Class I Director to serve for a three-year term until the 2016 Annual Meeting of Stockholders.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Form S-1, Amendment No. 5 (File No. 333-140232)	July 10, 2007

3.2	Amended and Restated By-Laws of the Registrant	Form S-1, Amendment No. 4 (File No. 333-140232)	July 5, 2007

3.3	Amendment No. 1 to the Amended and Restated By-Laws	Form 8-K	November 7, 2008

4.1	Specimen Stock Certificate	Form 10-K	March 3, 2011

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008	Form S-1 (File No. 333-150034)	April 2, 2008

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.1	2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.5	Amended and Restated 2007 Stock Option and Incentive Plan	Schedule 14A	April 11, 2011

10.6	Form of Non-Qualified Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-K	March 1, 2013

10.7	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-K	March 1, 2013

10.8	Form of Restricted Stock Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-K	March 1, 2013

10.9	Form of Restricted Stock Unit Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan *

10.10	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-K	March 1, 2013

10.11	2010 Inducement Stock Plan	Form S-8 (File No. 333-171036)	December 8, 2010

10.12	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan	Form 10-K	March 1, 2013

10.13	Form of Restricted Stock Agreement under the 2010 Inducement Plan	Form 10-K	March 1, 2013

10.14	Equity Award Grant Policy, as amended	Form 10-K	March 1, 2013

10.15	Amended and restated employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.16	Amended and restated employment agreement by and between Scott E. Landers and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.17	Amended and restated employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.18	Amended and restated employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.19	Employment agreement by and between Steven R. Martin and Monotype Imaging Inc., effective as of May 21, 2013	Form 8-K	May 24, 2013

10.20	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers	Form S-1 (File No. 333-140232)	January 26, 2007

10.21	Change in Control Severance Pay Plan	Form 10-Q	October 31, 2013

10.22	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.23	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008	Form 10-K	March 27, 2008

10.24	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009	Form 10-K	March 5, 2010

10.25	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form S-1, Amendment No. 2 (File No. 333-150034)	May 23, 2008

10.26	Lease, dated May 31, 2011, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form 10-K	March 1, 2012

10.27	Stock Purchase Agreement by and among Agfa Corp., Agfa Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004	Form S-1, Amendment No. 1 (File No. 333-140232)	February 8, 2007

10.28	Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated as of July 13, 2011.	Form 8-K	July 19, 2011

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.29	Second Amendment to the Credit Agreement by and among Monotype Imaging Holdings Inc., as Parent, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Wells Fargo Capital Finance, LLC, as Agent, dated October 28, 2013 *

10.30	General Continuing Guaranty by and among the Guarantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011.	Form 8-K	July 19, 2011

10.31	Security Agreement by and among the Grantors (as defined therein) and Wells Fargo Capital Finance, LLC, dated as of July 13, 2011.	Form 8-K	July 19, 2011

10.32	2013 Executive Incentive Compensation Program	Form 8-K	February 27, 2013

10.33	Executive Incentive Compensation Program	Form 8-K	February 26, 2014

10.34	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005	Form S-1 (File No. 333-140232)	January 26, 2007

10.35	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006	Form S-1 (File No. 333-140232)	January 26, 2007

10.36	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.37	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation	Form 8-K	November 10, 2011

14.1	Code of Business Conduct and Ethics	Form 8-K	February 8, 2008

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DOUGLAS J. SHAW Douglas J. Shaw	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 11, 2014

/s/ SCOTT E. LANDERS Scott E. Landers	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	March 11, 2014

/s/ ROBERT M. GIVENS Robert M. Givens	Chairman of the Board of Directors	March 11, 2014

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	March 11, 2014

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	March 11, 2014

/s/ ROBERT L. LENTZ Robert L. Lentz	Director	March 11, 2014

/s/ PETER J. SIMONE Peter J. Simone	Director	March 11, 2014

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	March 11, 2014

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2013	$129	$97	$(55)	$171
Year ended December 31, 2012	91	38	—	129
Year ended December 31, 2011	92	46	(47)	91