Form 10-Q
period 2014-03-31
Monotype Imaging Holdings Inc.
filed 2014-05-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2014 was 39,524,313.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$88,154	$78,411
Accounts receivable, net of allowance for doubtful accounts of $141 at March 31, 2014 and $171 at December 31, 2013	8,027	8,317
Income tax refunds receivable	1,792	3,334
Deferred income taxes	3,557	3,557
Prepaid expenses and other current assets	3,231	3,394

Total current assets	104,761	97,013
Property and equipment, net	4,563	3,568
Goodwill	176,375	176,350
Intangible assets, net	74,122	76,684
Other assets	2,911	2,744

Total assets	$362,732	$356,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,082	$1,112
Accrued expenses and other current liabilities	17,737	20,439
Deferred revenue	10,225	6,767

Total current liabilities	29,044	28,318
Other long-term liabilities	906	972
Deferred income taxes	33,745	32,600
Reserve for income taxes, net of current portion	2,569	2,496
Accrued pension benefits	5,172	5,098
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 39,638,587 at March 31, 2014 and 39,277,713 at December 31, 2013.	39	39
Additional paid-in capital	215,279	209,376
Treasury stock, at cost, 432,652 shares at March 31, 2014 and 204,830 shares at December 31, 2013	(9,049)	(2,279)
Retained earnings	84,024	78,741
Accumulated other comprehensive income	1,003	998

Total stockholders’ equity	291,296	286,875

Total liabilities and stockholders’ equity	$362,732	$356,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$46,072	$42,039
Cost of revenue	6,508	6,009
Cost of revenue—amortization of acquired technology	1,145	1,138

Total cost of revenue	7,653	7,147

Gross profit	38,419	34,892
Operating expenses:
Marketing and selling	11,118	9,919
Research and development	5,753	4,972
General and administrative	6,198	4,705
Amortization of other intangible assets	1,432	1,490

Total operating expenses	24,501	21,086

Income from operations	13,918	13,806
Other (income) expense:
Interest expense	278	418
Interest income	(2)	—
Loss on foreign exchange	34	577
Loss on derivatives	56	—
Other	(1)	(36)

Total other expense	365	959

Income before provision for income taxes	13,553	12,847
Provision for income taxes	5,108	4,231

Net income	$8,445	$8,616

Net income available to common stockholders—basic	$8,317	$8,478

Net income available to common stockholders—diluted	$8,319	$8,481

Net income per common share:
Basic	$0.21	$0.23

Diluted	$0.21	$0.22

Weighted average number of shares:
Basic	38,712,679	37,102,507
Diluted	39,750,280	38,484,522
Dividends declared per common share	$0.08	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$8,445	$8,616
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(1,043)

Comprehensive income	$8,450	$7,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$8,445	$8,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	2,997
Loss on retirement of fixed assets	9	4
Amortization of deferred financing costs	76	75
Accretion of interest	51	—
Share based compensation	2,260	1,749
Excess tax benefit on stock options	(1,369)	(1,976)
Provision for doubtful accounts	(26)	39
Deferred income taxes	1,164	1,940
Unrealized currency gain on foreign denominated intercompany transactions	(71)	(49)
Changes in operating assets and liabilities:
Accounts receivable	431	(1,762)
Prepaid expenses and other assets	254	(430)
Accounts payable	(32)	(198)
Accrued income taxes	2,647	(1,251)
Accrued expenses and other liabilities	(3,324)	(2,664)
Deferred revenue	3,289	(359)

Net cash provided by operating activities	16,786	6,731

Cash flows from investing activities
Purchases of property and equipment	(1,193)	(388)
Acquisition of business, net of cash acquired	(382)	(72)

Net cash used in investing activities	(1,575)	(460)

Cash flows from financing activities
Payments on long-term debt	—	(10,000)
Excess tax benefit on stock options	1,369	1,976
Common stock dividend paid	(2,357)	(1,492)
Purchase of treasury stock	(6,770)	—
Proceeds from exercises of common stock options	2,250	7,031

Net cash used in financing activities	(5,508)	(2,485)
Effect of exchange rates on cash and cash equivalents	40	(143)

Increase in cash and cash equivalents	9,743	3,643
Cash and cash equivalents at beginning of period	78,411	39,340

Cash and cash equivalents at end of period	$88,154	$42,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of CE devices including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. We also provide printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. and MyFonts Inc., and five foreign operating subsidiaries, Monotype Ltd., Monotype GmbH, Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 as reported in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 has not changed.

3. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date, until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in loss on derivatives in the accompanying consolidated statements of income. At March 31, 2014 and December 31, 2013, we had one contract outstanding to purchase and sell two different currencies forward, which was entered into on those dates. See Note 4 for details regarding the fair value of these instruments.

The following table presents the losses on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2014	2013
Currency swaps	$56	$—

Total	$56	$—

4. Fair Value Measurements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$6,070	$6,070	$—	$—
Cash equivalents—commercial paper	7,498	—	7,498	—
Cash equivalents—corporate bonds	4,881	—	4,881	—

Total assets	$18,449	$6,070	$12,379	$—

Liabilities:
Contingent acquisition consideration	$1,971	$—	$—	$1,971

Total liabilities	$1,971	$—	$—	$1,971

	Fair Value Measurement at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$832	$832	$—	$—
Cash equivalents—commercial paper	8,998	—	8,998	—
Cash equivalents—corporate bonds	8,585	—	8,585	—

Total assets	$18,415	$832	$17,583	$—

Liabilities:
Contingent acquisition consideration	$2,302	$—	$—	$2,302

Total liabilities	$2,302	$—	$—	$2,302

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivative instruments is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2014, we had one 30-day forward contract to sell 3.1 million British pounds sterling and purchase $5.1 million that together, had an immaterial fair value. At December 31, 2013, we had one 30-day forward contract outstanding to sell 3.0 million British pounds sterling and purchase $5.0 million that together, had an immaterial fair value.

For the contingent acquisition consideration, the Company estimated the fair value of the liability by probability weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a risk adjusted discount rate over the applicable contingency period. The contingent acquisition consideration decreased at March 31, 2014, as compared to December 31, 2013, as a result of a $0.4 million payment based upon achievement of the criteria which is included in acquisition of business, net of cash acquired in our consolidate statement of cash flows. This was partially offset by the accretion of the net present value adjustment.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

5. Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2013 were as follows (dollar amounts in thousands):

		March 31, 2014			December 31, 2013
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$57,323	$(43,894)	$13,429	$57,319	$(42,482)	$14,837
Acquired technology	12	51,221	(30,882)	20,339	51,206	(29,734)	21,472
Non-compete agreements	4	12,078	(11,926)	152	12,077	(11,903)	174
Indefinite-lived intangible assets:
Trademarks		35,802	—	35,802	35,801	—	35,801
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$160,824	$(86,702)	$74,122	$160,803	$(84,119)	$76,684

6. Debt

On July 13, 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, (“Credit Facility”), which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 1.5% or 2.0% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.5% or 1.0% per annum. At March 31, 2014 our rate, inclusive of applicable margins, was 3.75% for prime. At March 31, 2014, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens and engage in sale-leaseback transactions, make loans and investments, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of March 31, 2014.

7. Defined Benefit Pension Plan

Our German subsidiary maintains an unfunded defined benefit pension plan which covers substantially all employees who joined the company prior to the plan’s closure to new participants in 2006. Participants are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$30	$29
Interest cost	44	39

Net periodic benefit cost	$74	$68

8. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2014		2013
Provision for income taxes at statutory rate	$4,744	35.0%	$4,497	35.0%
State and local income taxes, net of federal tax benefit	256	1.9%	191	1.5%
Stock compensation	87	0.6%	70	0.5%
Research credits	—	—	(325)	(2.5)%
Disqualifying dispositions on incentive stock options	(17)	(0.1)%	(148)	(1.2)%
Other, net	38	0.3%	(54)	(0.4)%

Reported income tax provision	$5,108	37.7%	$4,231	32.9%

As of March 31, 2014, the reserve for uncertain tax positions was approximately $6.3 million. Of this amount, $3.7 million is recorded as a reduction of deferred tax assets and $2.6 million is classified as long term liabilities.

9. Net Income Per Share

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

For the periods presented the two-class method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the numerator and denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013

Numerator:
Net income, as reported	$8,445	$8,616
Less: net income attributable to participating securities	(128)	(138)

Net income available to common shareholders—basic	$8,317	$8,478

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,320,234	37,717,140
Less: weighted-average shares of unvested restricted common stock outstanding	(607,555)	(614,633)

Weighted-average number of common shares used in computing basic net income per common share	38,712,679	37,102,507

Net income per share applicable to common shareholders—basic	$0.21	$0.23

	Three Months Ended March 31,
	2014	2013

Numerator:
Net income available to common shareholders—basic	$8,317	$8,478
Add-back: undistributed earnings allocated to unvested shareholders	82	103
Less: undistributed earnings reallocated to unvested shareholders	(80)	(100)

Net income available to common shareholders—diluted	$8,319	$8,481

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,320,234	37,717,140
Less: weighted-average shares of unvested restricted common stock outstanding	(607,555)	(614,633)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	1,037,601	1,382,015

Weighted-average number of common shares used in computing diluted net income per common share	39,750,280	38,484,522

Net income per share applicable to common shareholders—diluted	$0.21	$0.22

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options	144,707	190,861
Unvested restricted stock	73,246	67,414

10. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common shares over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion. As of March 31, 2014, the Company has repurchased a total of 302,091 shares of its common stock for an aggregate purchase price of $9.0 million, including brokers’ fees. As of December 31, 2013, the Company purchased 75,000 shares of common stock for an aggregate purchase price of $2.2 million, including brokers’ fees.

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

	Three Months Ended March 31,
	2014	2013
Marketing and selling	$1,046	$777
Research and development	514	416
General and administrative	700	556

Total expensed	2,260	1,749
Property and equipment	23	—

Total share based compensation	$2,283	$1,749

In the first quarter of 2014, approximately $23 thousand of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of March 31, 2014, the Company had $26.0 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.2 years.

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

	Three Months Ended March 31,
	2014	2013
Creative Professional	$17,719	$15,332
OEM	28,353	26,707

Total	$46,072	$42,039

Geographic segment information

The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in South Korea, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the United States, United Kingdom, Germany, Hong Kong, South Korea and Japan. The following summarizes revenue by location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2014		2013
	Sales	% of Total	Sales	% of Total
United States	$23,936	52.0%	$24,147	57.4%
United Kingdom	2,693	5.8	1,383	3.3
Germany	4,477	9.7	3,620	8.6
Japan	14,714	32.0	12,726	30.3
Other Asia	252	0.5	163	0.4

Total	$46,072	100.0%	$42,039	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2014	December 31, 2013
Long-lived assets:
United States	$190,687	$192,066
United Kingdom	4,903	4,926
Germany	55,994	56,140
Asia (including Japan)	3,476	3,470

Total	$255,060	$256,602

12. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2014 and December 31, 2013.

13. Subsequent Events

Acquisition

On April 7, 2014, the Company purchased all of the outstanding stock of Mark Boulton Design Limited, a privately-held Web design studio located in Cardiff, Wales, United Kingdom, for approximately $0.8 million in cash. The Company issued approximately $1.0 million in restricted stock awards in connection with the acquisition, which vest based upon continued employment over four years. Following the acquisition, Mark Boulton Design Limited became a wholly owned subsidiary of the Company. Seven former employees of Mark Boulton Design Limited joined the Company in connection with the acquisition.

Dividend Declaration

On April 28, 2014 the Company’s Board of Directors declared a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2014 and the dividend is payable to shareholders of record on July 21, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Repurchase Program

The Company repurchased 174,939 shares of common stock for $5.1 million in the period of April 1 to April 28, 2014, at an average price per share of $28.46. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share repurchase program (“Plan”). At April 28, 2014, $36.0 million remains for future purchase under the Plan.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In millions of dollars, except percentages)
United States	$23,936	52.0%	$24,147	57.4%
United Kingdom	2,693	5.8	1,383	3.3
Germany	4,477	9.7	3,620	8.6
Japan	14,714	32.0	12,726	30.3
Other Asia	252	0.5	163	0.4

Total	$46,072	100.0%	$42,039	100.0%

For the three months ended March 31, 2014 and 2013, sales by our subsidiaries located outside the United States comprised 48.0% and 42.6%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a majority of our revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended March 31, 2014 and 2013, our top ten licensees by revenue accounted for approximately 39.3% and 40.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2014 or 2013, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Cost of revenue also includes amortization of acquired technology, which we amortize over 8 to 15 years. For purposes of amortizing acquired technology we estimate the remaining useful life of the technology based upon various considerations, including our knowledge of the technology and the way our customers use it. We use the straight-line method to amortize our acquired technology as there is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

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

There has been no material change in our critical accounting policies since December 31, 2013. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue:
Creative Professional	38.5%	36.5%
OEM	61.5	63.5

Total revenue	100.0	100.0
Cost of revenue	14.1	14.3
Cost of revenue—amortization of acquired technology	2.5	2.7

Total cost of revenue	16.6	17.0

Gross profit	83.4	83.0
Marketing and selling	24.1	23.6
Research and development	12.5	11.8
General and administrative	13.5	11.2
Amortization of other intangible assets	3.1	3.6

Total operating expenses	53.2	50.2

Income from operations	30.2	32.8
Interest expense, net	0.6	1.0
Loss on foreign exchange	0.1	1.4
Loss on derivatives	0.1	—
Other	—	(0.1)

Total other expenses	0.8	2.3
Income before provision for income taxes	29.4	30.5
Provision for income taxes	11.1	10.0

Net income	18.3%	20.5%

The following discussion compares the three months ended March 31, 2014 with the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013	Increase
Creative Professional	$17,719	$15,332	$2,387
OEM	28,353	26,707	1,646

Total revenue	$46,072	$42,039	$4,033

Revenue

Revenue was $46.1 million and $42.0 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $4.0 million, or 9.6%.

Creative Professional revenue increased $2.4 million, or 15.6%, to $17.7 million for the three months ended March 31, 2014, as compared to $15.3 million for the three months ended March 31, 2013, mainly due to an increase in web revenue. Web revenue increased in the three months ended March 31, 2014, as compared to the same period in 2013, mainly due to increased font license revenue, together with increased sales of our web font services and licenses of fonts for e-book readers and server applications. Increased non-web revenue also contributed to the overall increase in the same period, a result of an increase in sales of our web font services and other license revenue.

OEM revenue was $28.4 million and $26.7 million in the first quarter of 2014 and 2013, respectively, an increase of $1.6 million, or 6.2%, mainly due to increased revenue from per unit royalty arrangements with our printer based OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $6.5 million and $6.0 million in the three months ended March 31, 2014 and 2013, respectively. Cost of revenue, excluding amortization of acquired technology, was 14.1% and 14.3% of total revenue in the three months ended March 31, 2014 and 2013, respectively. The increase in cost of revenue excluding amortization of acquired technology, in dollars was mainly due to the increased volume of sales. The decrease in cost of revenue, excluding amortization of acquired technology, as a percentage of revenue was mainly due to product mix. In the first quarter of 2014, printer product revenue increased, as compared to the same period in 2013, which typically has a lower associated cost.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Gross profit increased 0.4 percentage points to 83.4% in the three months ended March 31, 2014, as compared to 83.0% in the three months ended March 31, 2013, mainly the result of product mix. In the three months ended March 31, 2014, as compared to the same period in 2013, printer product revenue increased which has a lower associated cost than other types of revenue, such as our Creative Professional revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $11.1 million and $9.9 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $1.2 million, or 12.1%. Personnel expenses increased $0.7 million due to annual salary increases, increased variable and share based compensation. Targeted spending, such as online advertising and professional service expenses, together contributed $0.4 million to the increase period over period.

Research and Development. Research and development expense was $5.8 million and $5.0 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $0.8 million, or 15.7%, primarily the result of an increase in personnel expenses, partially due to increased headcount and partially due to increased variable compensation and annual salary increases.

General and Administrative. General and administrative expense increased $1.5 million, or 31.7%, to $6.2 million in the three months ended March 31, 2014, as compared to $4.7 million in the three months ended March 31, 2013. Legal and professional service expenses increased $1.1 million in the first quarter of 2014, as compared to the same period in 2013, primarily the result of acquisition related expense and non-recurring legal and administrative expense. Personnel expenses increased $0.2 million in the three months ended March 31, 2014, as compared to the same period in 2013, primarily the result of increased share based compensation and annual salary increases.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.4 million and $1.5 million in the three months ended March 31, 2014 and 2013, respectively, a decrease of $0.1 million, or 4.0%.

Interest Expense, Net

Interest expense, net of interest income was $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $0.1 million, or 34.0%. Interest expense decreased in the first quarter of 2014, as compared to the same quarter in 2013, as a result of changes in our debt balance. In the three months ended March 31, 2013, our total average debt outstanding was $18.3 million. There was no debt outstanding during the same period in 2014.

Loss on Foreign Exchange

Loss on foreign exchange was $34 thousand and $0.6 million in the three months ended March 31, 2014 and 2013, respectively, a decrease of $0.5 million. For the three months ended March 31, 2013, the loss incurred was primarily due to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was $56 thousand in the three months ended March 31, 2014, due to our 30-day forward currency contracts. There was no similar item in the three months ended March 31, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the three months ended March 31, 2014 and 2013, our effective tax rate was 37.7% and 32.9%, respectively. The effective tax rate for the three months ended March 31, 2013 included a benefit of 2.5% related to the 2012 and 2013 federal research credit. This benefit did not exist at March 31, 2014, as the federal research credit expired at the end of 2013. The effective tax rate for the three months ended March 31, 2013 also included a benefit of 1.2% for disqualifying dispositions on incentive stock options, as compared to the benefit of 0.1% in the same period in 2014. In addition, the effect of foreign income and dividends resulted in a 1.0% increase in the 2014 effective tax rate, as compared to 2013.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2014 and 2013

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $88.2 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at March 31, 2014. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake. To the extent that our cash and cash equivalents, our current debt arrangements and our cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$16,786	$6,731
Net cash used in investing activities	(1,575)	(460)
Net cash used in financing activities	(5,508)	(2,485)
Effect of exchange rates on cash and cash equivalents	40	(143)

Total increase in cash and cash equivalents	$9,743	$3,643

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

We generated $16.8 million in cash from operations during the three months ended March 31, 2014. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, unrealized currency gain on foreign denominated intercompany transactions and accreted interest generated $13.6 million in cash. Decreased accounts receivable and increased deferred revenue generated $3.7 million in cash, mainly due to timing of customer payments. Accrued income taxes generated $2.6 million during the quarter ended March 31, 2014. Decreased accounts payable and decreased accrued expenses and other liabilities, net of increases in prepaid expenses and other assets used $3.1 million in cash, primarily a result of the payment of 2013 accrued variable compensation amounts in addition to accruals related to the increased dividends declared at March 31, 2014 compared to December 31, 2013.

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

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $1.6 million. The purchase of property and equipment used $1.1 million and payments of contingent consideration, in connection with the Design by Front acquisition, used $0.4 million. During the three months ended March 31, 2013 we used $0.5 million mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2014 was $5.5 million. We received cash from exercises of stock options of $2.3 million and excess tax benefit on stock options provided $1.4 million. We paid a cash dividend of $2.4 million. We also used $6.8 million to purchase treasury stock in the three months ended March 31, 2014.

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

Dividends

On February 4, 2014 our Board of Directors approved a $0.08 per share, or $3.2 million, quarterly cash dividend on our outstanding common stock. The record date was April 1, 2014 and the dividend was paid to shareholders on April 21, 2014. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 28, 2014, our Board of Directors approved a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2014 and the dividend is payable to shareholders of record on July 21, 2014.

Credit Facility

On July 13, 2011, we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 0.5%, as defined in the credit agreement, or (ii) LIBOR plus 1.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of March 31, 2014, our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of March 31, 2014, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.71:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens and engage in sale-leaseback transactions, make loans and investments, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$8,445	$8,616
Provision for income taxes	5,108	4,231
Interest expense, net	276	418
Depreciation and amortization	2,982	2,997

EBITDA	$16,811	$16,262
Share based compensation	2,260	1,749
Non-cash add backs	—	—
Restructuring, issuance and cash non-operating costs (2)	(27)	94
Acquisition expenses	58	—

Adjusted EBITDA(1)	$19,102	$18,105

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2014.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ending March 31,
	2014	2013
Income from operations	$13,918	$13,806
Depreciation and amortization	2,982	2,997
Share based compensation	2,260	1,749

Net adjusted EBITDA(1)	$19,160	$18,552

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ending March 31,
	2014	2013
GAAP earnings per diluted share	$0.21	$0.22
Amortization, net of tax	0.04	0.05
Share based compensation, net of tax	0.04	0.03

Non-GAAP earnings per diluted share(1)	$0.29	$0.30

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $8.4 million and $6.8 million at March 31, 2014 and December 31, 2013, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2014, one customer individually accounted for 10% of our gross accounts receivable. As of December 31, 2013, there were no customers that individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2014 and 2013, no customer accounted for more than 10% of our revenue.

Derivative Financial Instruments and Interest Rate Risk

In the past, we have used interest rate derivative instruments to hedge our exposure to interest rate volatility resulting from our variable rate debt. ASC Topic No. 815, Derivatives and Hedging, or ASC 815, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships, including a requirement that all designations must be made at the inception of each instrument. As we did not make such initial designations, ASC 815 requires changes in the fair value of the derivative instrument to be recognized as current period income or expense.

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At March 31, 2014 and December 31, 2013, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

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

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At both March 31, 2014 and December 31, 2013 there was one currency contract, to purchase and sell two different currencies, outstanding, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 7, 2014 to January 31, 2014(1)(2)	75,731	$19.17	75,000	$45,482,924
February 3, 2014 to February 13, 2014(2)	77,091	28.53	77,091	43,261,348
March 3, 2014 to March 27, 2014(2)	75,000	29.80	75,000	41,037,137

Total	227,822	$25.84	227,091	$41,037,137

(1)	The Company repurchased 731 shares of unvested restricted stock in accordance with the Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”). The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option Plan and related restricted stock agreement.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased shares on the open market at prevailing market prices.

The Company repurchased 174,939 shares of common stock for $5.1 million in the period of April 1 to April 28, 2014, at an average price per share of $28.46. The Company purchased these shares on the open market at prevailing market prices and in accordance with its share repurchase program (“Plan”). At April 28, 2014, $36.0 million remains for future purchase under the Plan.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: May 1, 2014	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2014	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.33	Executive Incentive Bonus Plan	Form 8-K	February 26, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.