Form 10-Q
period 2014-06-30
Monotype Imaging Holdings Inc.
filed 2014-07-28
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 22, 2014 was 39,174,381.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$80,804	$78,411
Accounts receivable, net of allowance for doubtful accounts of $167 at June 30, 2014 and $171 at December 31, 2013	9,455	8,317
Income tax refunds receivable	799	3,334
Deferred income taxes	3,558	3,557
Prepaid expenses and other current assets	3,201	3,394

Total current assets	97,817	97,013
Property and equipment, net	5,731	3,568
Goodwill	176,927	176,350
Intangible assets, net	71,525	76,684
Other assets	2,598	2,744

Total assets	$354,598	$356,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,520	$1,112
Accrued expenses and other current liabilities	18,431	20,439
Deferred revenue	8,935	6,767

Total current liabilities	28,886	28,318
Deferred revenue	750	972
Deferred income taxes	34,158	32,600
Reserve for income taxes, net of current portion	2,795	2,496
Accrued pension benefits	5,212	5,098
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 39,162,101 at June 30, 2014 and 39,277,713 at December 31, 2013	39	39
Additional paid-in capital	219,517	209,376
Treasury stock, at cost, 1,075,375 shares at June 30, 2014 and 204,830 shares at December 31, 2013	(26,160)	(2,279)
Retained earnings	88,564	78,741
Accumulated other comprehensive loss	837	998

Total stockholders’ equity	282,797	286,875

Total liabilities and stockholders’ equity	$354,598	$356,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$44,963	$41,085	$91,035	$83,124
Cost of revenue	7,322	6,016	13,830	12,025
Cost of revenue—amortization of acquired technology	1,146	1,139	2,291	2,277

Total cost of revenue	8,468	7,155	16,121	14,302

Gross profit	36,495	33,930	74,914	68,822
Operating expenses:
Marketing and selling	11,987	10,392	23,105	20,311
Research and development	4,910	4,891	10,663	9,863
General and administrative	5,386	4,980	11,584	9,685
Amortization of other intangible assets	1,431	1,487	2,863	2,977

Total operating expenses	23,714	21,750	48,215	42,836
Income from operations	12,781	12,180	26,699	25,986
Other (income) expense:
Interest expense	256	313	534	731
Interest income	(6)	(5)	(8)	(5)
Loss on foreign exchange	136	263	170	840
Loss on derivatives	158	—	214	—
Other income, net	(3)	(1)	(4)	(37)

Total other expense	541	570	906	1,529
Income before provision for income taxes	12,240	11,610	25,793	24,457
Provision for income taxes	4,549	4,299	9,657	8,530

Net income	$7,691	$7,311	$16,136	$15,927

Net income available to common stockholders—basic	$7,532	$7,182	$15,847	$15,658

Net income available to common stockholders—diluted	$7,534	$7,185	$15,847	$15,665

Net income per common share:
Basic	$0.19	$0.19	$0.41	$0.42

Diluted	$0.19	$0.18	$0.40	$0.40

Weighted average number of shares:
Basic	38,714,178	37,725,082	38,713,432	37,415,514
Diluted	39,623,517	39,029,653	39,865,906	38,758,807
Dividends declared per common share	$0.08	$0.06	$0.16	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,691	$7,311	$16,136	$15,927
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain	—	11	—	11
Foreign currency translation adjustments	(166)	363	(161)	(680)

Comprehensive income	$7,525	$7,685	$15,975	$15,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$16,136	$15,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,970	6,019
Loss on retirement of fixed assets	9	4
Amortization of deferred financing costs and accretion of interest	227	151
Adjustment to contingent consideration	(552)	—
Share based compensation	5,016	3,835
Excess tax benefit on stock options	(1,951)	(4,110)
Provision for doubtful accounts	—	35
Deferred income taxes	1,772	3,246
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(140)	5
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	(944)
Prepaid expenses and other assets	353	3
Accounts payable	405	139
Accrued income taxes	4,614	(55)
Accrued expenses and other liabilities	(2,540)	(1,353)
Deferred revenue	1,920	1,726

Net cash provided by operating activities	30,200	24,628

Cash flows from investing activities
Purchases of property and equipment	(2,472)	(632)
Acquisition of business, net of cash acquired	(1,015)	(72)

Net cash used in investing activities	(3,487)	(704)

Cash flows from financing activities
Payments on line of credit	—	(22,321)
Excess tax benefit on stock options	1,951	4,110
Common stock dividends paid	(5,528)	(3,788)
Purchase of treasury stock	(23,881)	—
Proceeds from exercises of common stock options	3,111	10,570

Net cash used in financing activities	(24,347)	(11,429)
Effect of exchange rates on cash and cash equivalents	27	(166)

Increase in cash and cash equivalents	2,393	12,329
Cash and cash equivalents at beginning of period	78,411	39,340

Cash and cash equivalents at end of period	$80,804	$51,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 have not changed.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

4. Acquisition

Mark Boulton Design

On April 7, 2014, the Company purchased all of the outstanding stock of Mark Boulton Design Limited, a privately-held Web design studio located in Cardiff, Wales, United Kingdom, for approximately $0.8 million in cash. The Company issued approximately $1.0 million in restricted stock awards in connection with the acquisition, which vest based upon continued employment over four years. In preliminary purchase accounting, the majority of the purchase price, or approximately $0.7 million, has been allocated to goodwill. Following the acquisition, Mark Boulton Design Limited became a wholly owned subsidiary of the Company. Seven former employees of Mark Boulton Design Limited joined the Company in connection with the acquisition.

5. Derivative Financial Instruments

From time to time, we may incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. At June 30, 2014 there were no currency contracts outstanding. At December 31, 2013 there was one currency contract outstanding, which was entered into on that date, and accordingly, the fair value was materially equivalent to its book value.

We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in loss on derivatives in the accompanying consolidated statements of income. At June 30, 2014 and December 31, 2013 there was one contract outstanding, to purchase and sell two different currencies forward, which was entered into on those dates. See Note 6 for details regarding the fair value of these instruments.

The following table presents the losses on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Currency swaps	$158	$—	$214	$—

Total	$158	$—	$214	$—

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$3,180	$3,180	$—	$—
Cash equivalents—commercial paper	9,948	—	9,948	—
Cash equivalents—corporate bonds	5,384	—	5,384	—

Total assets	$18,512	$3,180	$15,332	$—

	Fair Value Measurement at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent acquisition consideration	$1,444	$—	$—	$1,444

Total liabilities	$1,444	$—	$—	$1,444

	Fair Value Measurement at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$832	$832	$—	$—
Cash equivalents—commercial paper	8,998	—	8,998	—
Cash equivalents—corporate bonds	8,585	—	8,585	—

Total assets	$18,415	$832	$17,583	$—

Liabilities:
Contingent acquisition consideration	$2,302	$—	$—	$2,302

Total liabilities	$2,302	$—	$—	$2,302

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivative instruments is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2014, we had one 30-day forward contract to sell 3.5 million British pounds sterling and purchase $6.0 million that together, had an immaterial fair value. At December 31, 2013, we had one 30-day forward contract outstanding to sell 3.0 million British pounds sterling and purchase $5.0 million that together, had an immaterial fair value.

For the contingent acquisition consideration, the Company estimated the fair value of the liability by probability weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a risk adjusted discount rate over the applicable contingency period. The contingent acquisition consideration decreased by $0.6 million in the second quarter of 2014, as the estimated liability was revised based on changes in performance estimates. In the first quarter of 2014, the liability decreased due to the payment of $0.4 million in accordance with the terms of the underlying agreement. These decreases were partially offset by the accretion of the net present value of the liability.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment and software	$14,297	$11,371
Furniture and fixtures	1,214	1,170
Leasehold improvements	881	866

Total cost	16,392	13,407
Less accumulated depreciation and amortization	(10,661)	(9,839)

Property and equipment, net	$5,731	$3,568

At June 30, 2014, computer equipment and software includes $2.6 million of unamortized software costs related to internal use software projects in process.

8. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2014			December 31, 2013
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$57,293	$(45,290)	$12,003	$57,319	$(42,482)	$14,837
Acquired technology	12	51,258	(32,029)	19,229	51,206	(29,734)	21,472
Non-compete agreements	4	12,068	(11,939)	129	12,077	(11,903)	174
Indefinite-lived intangible assets:
Trademarks		35,764	—	35,764	35,801	—	35,801
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$160,783	$(89,258)	$71,525	$160,803	$(84,119)	$76,684

9. Debt

On July 13, 2011, the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, or (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 2.25% or 2.50% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 1.25% or 1.50% per annum. At June 30, 2014 our rate, inclusive of applicable margins, was 3.75% for prime. At June 30, 2014, the Company had no outstanding debt under the Credit Facility. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. Such fees are included in interest expense in the accompanying condensed consolidated statements of income. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of June 30, 2014.

10. Defined Benefit Pension Plan

Our German subsidiary maintains an unfunded defined benefit pension plan which covers substantially all employees who joined the company prior to the plan’s closure to new participants in 2006. Participants are entitled to benefits in the form of retirement, disability and surviving dependent pensions. Benefits generally depend on years of service and the salary of the employees.

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$29	$30	$59	$59
Interest cost	44	40	88	79

Net periodic benefit cost	$73	$70	$147	$138

11. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2014		2013
Provision for income taxes at statutory rate	$4,284	35.0%	$4,063	35.0%
State and local income taxes, net of federal tax benefit	225	1.8%	178	1.5%
Stock compensation	78	0.6%	70	0.6%
Research credits	—	—	(51)	(0.4)%
Disqualifying dispositions of incentive stock options	(25)	(0.2)%	(32)	(0.3)%
Other, net	(13)	—	71	0.6%

Reported income tax provision	$4,549	37.2%	$4,299	37.0%

	Six Months Ended June 30,
	2014		2013
Provision for income taxes at statutory rate	$9,028	35.0%	$8,560	35.0%
State and local income taxes, net of federal tax benefit	481	1.9%	369	1.5%
Stock compensation	165	0.6%	140	0.6%
Research credits	—	—	(376)	(1.5)%
Disqualifying dispositions of incentive stock options	(42)	(0.2)%	(181)	(0.8)%
Other, net	25	0.1%	18	0.1%

Reported income tax provision	$9,657	37.4%	$8,530	34.9%

At June 30, 2014, the reserve for uncertain tax positions was approximately $6.5 million. Of this amount, $3.7 million is recorded as a reduction of deferred tax assets and $2.8 million is classified as long term liabilities.

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

For the three months ended June 30, 2014 and the three and six months ended June 30, 2013, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. For the six months ended June 30, 2014, the treasury stock method was used in the computation of diluted net income per share, as this approach was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income, as reported	$7,691	$7,311	$16,136	$15,927
Less: net income attributable to participating securities	(159)	(129)	(289)	(269)

Net income available to common shareholders—basic	$7,532	$7,182	$15,847	$15,658

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,555,875	38,420,617	39,438,705	38,070,822
Less: weighted-average shares of unvested restricted common stock outstanding	(841,697)	(695,535)	(725,273)	(655,308)

Weighted-average number of common shares used in computing basic net income per common share	38,714,178	37,725,082	38,713,432	37,415,514

Net income per share applicable to common shareholders—basic	$0.19	$0.19	$0.41	$0.42

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income available to common shareholders—basic	$7,532	$7,182	$15,847	$15,658
Add-back: undistributed earnings allocated to unvested shareholders (1)	96	91	N/A	195
Less: undistributed earnings reallocated to unvested shareholders (1)	(94)	(88)	N/A	(188)

Net income available to common shareholders—diluted	$7,534	$7,185	$15,847	$15,665

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,555,875	38,420,617	39,438,705	38,070,822
Less: weighted-average shares of unvested restricted common stock outstanding	(841,697)	(695,535)	(725,273)	(655,308)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	909,339	1,304,571	973,470	1,343,293
Weighted-average number of restricted stock, based on the treasury stock method (2)	N/A	N/A	179,004	N/A

Weighted-average number of common shares used in computing diluted net income per common share	39,623,517	39,029,653	39,865,906	38,758,807

Net income per share applicable to common shareholders—diluted	$0.19	$0.18	$0.40	$0.40

(1)	Adjustments to net income relate to net income per share calculations under the two class method; therefore, it is not applicable, or N/A, to all periods presented.
(2)	Adjustments pertain to net income per share calculations under the treasury stock method; therefore, it is not applicable, or N/A, for all periods presented.

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	689,410	441,924	417,058	316,393
Unvested restricted stock	395,520	89	233,813	33,752
Unvested restricted stock units	5,700	—	3,420	—

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common shares over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion. As of June 30, 2014, the Company has repurchased a total of 941,269 shares of its common stock for an aggregate purchase price of $26.1 million, including brokers’ fees. As of December 31, 2013, the Company purchased 75,000 shares of common stock for an aggregate purchase price of $2.2 million, including brokers’ fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Marketing and selling	$1,250	$973	$2,296	$1,750
Research and development	613	488	1,127	904
General and administrative	893	625	1,593	1,181

Total expensed	$2,756	$2,086	$5,016	$3,835
Property and equipment	40	—	63	—

Total share based compensation	$2,796	$2,086	$5,079	$3,835

In the three months and six months ended June 30, 2014, approximately $40 thousand and $63 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of June 30, 2014, the Company had $24.4 million of unrecognized compensation expense related to employees and directors unvested stock option awards and restricted stock awards that are expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Creative Professional	$18,266	$14,654	$35,985	$29,986
OEM	26,697	26,431	55,050	53,138

Total	$44,963	$41,085	$91,035	$83,124

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

	Three Months Ended June 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$24,602	54.7%	$23,359	56.8%
United Kingdom	2,636	5.9	1,562	3.8
Germany	4,210	9.4	4,500	11.0
Japan	13,367	29.7	11,582	28.2
Other Asia	148	0.3	82	0.2

Total	$44,963	100.0%	$41,085	100.0%

	Six Months Ended June 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$48,538	53.3%	$47,506	57.2%
United Kingdom	5,329	5.9	2,945	3.5
Germany	8,687	9.5	8,120	9.8
Japan	28,081	30.9	24,307	29.2
Other Asia	400	0.4	246	0.3

Total	$91,035	100.0%	$83,124	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2014	December 31, 2013
Long-lived assets:
United States	$189,388	$192,066
United Kingdom	5,791	4,926
Germany	55,459	56,140
Asia (including Japan)	3,545	3,470

Total	$254,183	$256,602

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2022. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of June 30, 2014, are approximately as follows (in thousands):

Years ending June 30:
2015	$2,902
2016	2,778
2017	2,101
2018	1,816
2019	1,578
Thereafter	4,097

Total	$15,272

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2014 and December 31, 2013.

16. Subsequent Events

Acquisition

On July 14, 2014 the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families for an aggregate purchase price of approximately $13.0 million in cash on hand.

Dividend Declaration

On July 25, 2014 the Company’s Board of Directors declared an $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2014 and the dividend is payable to shareholders of record on October 21, 2014. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Repurchase Program

Subsequent to June 30, 2014, the Company repurchased 11,920 shares of common stock for $0.3 million, at an average price per share of $28.14. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share repurchase program (“Plan”). At July 22, 2014, $23.6 million remains for future purchase under the Plan.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$24,602	54.7%	$23,359	56.8%
United Kingdom	2,636	5.9	1,562	3.8
Germany	4,210	9.4	4,500	11.0
Japan	13,367	29.7	11,582	28.2
Other Asia	148	0.3	82	0.2

Total	$44,963	100.0%	$41,085	100.0%

	Six Months Ended June 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$48,538	53.3%	$47,506	57.2%
United Kingdom	5,329	5.9	2,945	3.5
Germany	8,687	9.5	8,120	9.8
Japan	28,081	30.9	24,307	29.2
Other Asia	400	0.4	246	0.3

Total	$91,035	100.0%	$83,124	100.0%

For the three months ended June 30, 2014 and 2013, sales by our subsidiaries located outside the United States comprised 45.3% and 43.2%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, sales by our subsidiaries located outside the United States comprised 46.7% and 42.8%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended June 30, 2014 and 2013, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 36.1% and 39.7% of our total revenue, respectively. For the six months ended June 30, 2014 and 2013, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 37.4% and 39.2% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or six months ended June 30, 2014 or 2013, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, email and indirectly through third-party resellers. Font related services refer to our web font services and the web design tools from our acquisition of Design by Front. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and it is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software.

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

Results of Operations for the Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth items in the condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Revenue:
Creative Professional	40.6%	35.7%
OEM	59.4	64.3

Total revenue	100.0	100.0
Cost of revenue	16.3	14.6
Cost of revenue—amortization of acquired technology	2.5	2.8

Total cost of revenue	18.8	17.4

Gross profit	81.2	82.6
Marketing and selling	26.7	25.3
Research and development	10.9	11.9
General and administrative	12.0	12.1
Amortization of other intangible assets	3.2	3.7

Total operating expenses	52.8	53.0

Income from operations	28.4	29.6
Interest expense, net	0.6	0.8
Loss on foreign exchange	0.3	0.6
Loss on derivatives	0.3	—
Other income, net	—	—

Total other expense	1.2	1.4
Income before provision for income taxes	27.2	28.2
Provision for income taxes	10.1	10.4

Net income	17.1%	17.8%

The following discussion compares the three months ended June 30, 2014 with the three months ended June 30, 2013.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2014	2013
Creative Professional	$18,266	$14,654	$3,612
OEM	26,697	26,431	266

Total revenue	$44,963	$41,085	$3,878

Revenue

Revenue was $45.0 million and $41.1 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $3.9 million, or 9.4%.

Creative Professional revenue increased $3.6 million, or 24.7%, to $18.3 million for the three months ended June 30, 2014, as compared to $14.7 million for the three months ended June 30, 2013, mainly from increased direct and web revenue. Non-web revenue increased, partially the result of recurring royalty and license web server applications and increased direct revenue for font licenses to our corporate customers. Web revenue increased in the three months ended June 30, 2014, as compared to the same period in 2013, mainly due to increased font license revenue, together with increased sales of our web font services and licenses of fonts for servers and other applications.

OEM revenue was $26.7 million and $26.4 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million, or 1.0%. Increased revenue from per unit royalty arrangements with our printer and display imaging consumer electronic OEM customers was partially offset by decreased revenue from our independent software vendor customers, mainly due to timing.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $7.3 million and $6.0 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $1.3 million, or 21.7%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 16.3% and 14.6% in the three months ended June 30, 2014 and 2013, respectively. The increases in both, in dollars and as a percentage of revenue, are predominantly due to product mix. The increase in dollars is partially a result of increased sales volume and partially the result of a product mix change, period over period. Our creative professional revenue typically has a higher associated cost than our OEM revenue. In the three months ended June 30, 2014, creative professional revenue was 40.6% of total revenue, as compared to 35.7% of total revenue in the same period in 2013. In addition a portion of our display imaging revenue had a higher associated cost in the three months ended June 30, 2014, as compared to the same period in 2013.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended June 30, 2014 and 2013, respectively.

Gross profit decreased 1.4% to 81.2% of sales in the three months ended June 30, 2014, as compared to 82.6% in the three months ended June 30, 2013, due to variations in product mix. In the three months ended June 30, 2014, there was a higher percentage of creative professional revenue, which generally has a higher associated cost, as compared to the same period in 2013. In addition, in the three months ended June 30, 2014, certain of our display imaging revenue had a higher associated cost.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $1.6 million, or 15.4%, to $12.0 million in the three months ended June 30, 2014, as compared to $10.4 million in the three months ended June 30, 2013. Personnel expenses increased $1.0 million due to a headcount increase, annual salary increases, increased variable and share based compensation in the three months ended June 30, 2014, as compared to the same period in 2013. Targeted marketing spending, such as trade shows, online advertising and professional service expenses, increased $0.5 million in the three months ended June 30, 2014, as compared to the same period in 2013.

Research and Development. Research and development expense was consistent at $4.9 million in the three months ended June 30, 2014 and 2013.

General and Administrative. General and administrative expense was $5.4 million and $5.0 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.4 million, or 8.2%. Personnel and personnel related expenses increased $0.4 million in the three months ended June 30, 2014, as compared to the same period in 2013, mainly due to increases in share based compensation. Legal expenses increased $0.4 million in the second quarter of 2014, as compared to the same period in 2013, primarily the result of acquisition related expense. These increases were partially offset by a $0.6 million reduction in expense recognized due to an estimate revision for contingent acquisition consideration.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.4 million and $1.5 million in the three months ended June 30, 2014 and 2013, respectively.

Interest Expense, Net

Interest expense, net of interest income was consistent at $0.3 million for the three months ended June 30, 2014 and 2013. There was no debt outstanding during the three months ended June 30, 2014. Interest expense in the second quarter of 2014 consists mainly of unused line fees in connection with our Credit Facility. Interest expense in the same period in 2013 primarily related to outstanding debt. The average debt balance in the three months ended June 30, 2013 was $1.4 million.

Loss on Foreign Exchange

Loss on foreign exchange was $0.1 million and $0.3 million in the three months ended June 30, 2014 and 2013, respectively, a decrease of approximately $0.2 million, primarily due to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was $0.2 million in the three months ended June 30, 2014, primarily due to our 30-day forward currency contracts. There was no similar item in the three months ended June 30, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the three months ended June 30, 2014 and 2013, our effective tax rate was 37.2% and 37.0%, respectively. The effective tax rate for the three months ended June 30, 2013 included a 0.4% benefit related to federal research tax credits. The federal research tax credit expired as of December 31, 2013, and as of June 30, 2014, the legislation extending the credit had not been passed and as such this benefit did not exist at June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Revenue:
Creative Professional	39.5%	36.1%
OEM	60.5	63.9

Total revenue	100.0	100.0
Cost of revenue	15.2	14.5
Cost of revenue—amortization of acquired technology	2.5	2.7

Total cost of revenue	17.7	17.2

Gross profit	82.3	82.8
Marketing and selling	25.5	24.4
Research and development	11.7	11.9
General and administrative	12.7	11.7
Amortization of other intangible assets	3.1	3.5

Total operating expenses	53.0	51.5

Income from operations	29.3	31.3
Interest expense, net	0.6	0.9
Loss on foreign exchange	0.2	1.0
Loss on derivatives	0.2	—
Other income, net	—	—

Total other expense	1.0	1.9
Income before provision for income taxes	28.3	29.4
Provision for income taxes	10.6	10.2

Net income	17.7%	19.2%

The following discussion compares the six months ended June 30, 2014 with the six months ended June 30, 2013.

Sales by Segment. The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2014	2013
Creative Professional	$35,985	$29,986	$5,999
OEM	55,050	53,138	1,912

Total revenue	$91,035	$83,124	$7,911

Revenue

Revenue was $91.0 million and $83.1 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $7.9 million, or 9.5%.

Creative Professional revenue increased $6.0 million, or 20.0%, to $36.0 million for the six months ended June 30, 2014, as compared to $30.0 million for the six months ended June 30, 2013. Web revenue increased in the six months ended June 30, 2014, as compared to the same period in 2013, mainly due to increased font license revenue, together with increased sales of our web font services and licenses of fonts for servers and other applications. Non-web revenue increased, partially the result of recurring royalty and license web server applications and increased sales of our web font services.

OEM revenue was $55.0 million and $53.1 million for the six months ended June 30, 2014 and 2013, respectively, an increase $1.9 million, or 3.6%. Increased revenue from per unit royalty arrangements with our printer and display imaging consumer electronic OEM customers was partially offset by decreased revenue from our independent software vendor customers, mainly due to timing.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $13.8 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $1.8 million, or 15.0%. As a percentage of total revenue, cost of revenue excluding amortization was 15.2% and 14.5% in the six months ended June 30, 2014 and 2013, respectively. The increases in both, in dollars and as a percentage of revenue, are predominantly due to variations in product mix. Our creative professional revenue typically has a higher associated cost than our OEM revenue. In the six months ended June 30, 2014, creative professional revenue was 39.5% of total revenue, as compared to 36.1% of total revenue in the same period in 2013. The increase in dollars is partially a result of increased sales volume and partially the result of a product mix change, period over period.

Amortization of acquired technology was unchanged at $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

Gross profit decreased 0.5% to 82.3% in the six months ended June 30, 2014, as compared to 82.8% in the six months ended June 30, 2013, due to variations in product mix, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.8 million, or 13.8%, to $23.1 million in the six months ended June 30, 2014, as compared to $20.3 million in the six months ended June 30, 2013. Personnel expenses increased $1.7 million due to additional headcount, annual salary increases, increased variable and share based compensation in the six months ended June 30, 2014, as compared to the same period in 2013. Targeted marketing spending, such as trade shows, online advertising and professional service expenses increased $1.0 million period over period.

Research and Development. Research and development expense was $10.7 million and $9.9 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $0.8 million, or 8.1%, mainly due to increased personnel expenses. Personnel and personnel related expenses increased $0.6 million in the first half of 2014, as compared to the same period in 2013, a result of increased headcount, annual salary increases, increased variable compensation and share based compensation.

General and Administrative. General and administrative expense increased $1.9 million, or 19.6% to $11.6 million in the six months ended June 30, 2014, as compared to $9.7 million in the same period in 2013. Legal expenses increased $1.3 million in the first six months of 2014, as compared to the same period in 2013, primarily the result of acquisition related expense and non-recurring legal and administrative expense. Personnel and personnel related expenses increased $0.6 million in the six months ended June 30, 2014, as compared to the same period in 2013, primarily the result of increased share based compensation.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.9 million and $3.0 million in the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.1 million.

Interest Expense, Net

Interest expense, net of interest income decreased $0.2 million, or 27.6%, to $0.5 million for the six months ended June 30, 2014, as compared to $0.7 million for the six months ended June 30, 2013. There was no debt outstanding during the six months ended June 30, 2014. Interest expense in the first half of 2014 consists mainly of unused line fees in connection with our Credit Facility. By contrast, interest expense in the same period in 2013 primarily related to outstanding debt. The average debt balance in the six months ended June 30, 2013 was $9.2 million.

Loss on Foreign Exchange

Loss on foreign exchange decreased $0.6 million, or 79.8%, to $0.2 million for the six months ended June 30, 2014, as compared to $0.8 million for the six months ended June 30, 2013, primarily due to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was $0.2 million in the six months ended June 30, 2014, primarily due to our 30-day forward currency contracts. There was no similar item in the six months ended June 30, 2013, as there were no outstanding derivative contracts.

Provision for Income Taxes

For the six months ended June 30, 2014 and 2013, our effective tax rate was 37.4% and 34.9%, respectively. The effective tax rate for the six months ended June 30, 2013 included a 1.5% benefit related to federal research tax credits. The federal research tax credit expired as of December 31, 2013, and as of June 30, 2014, the legislation extending the credit had not been passed, and as such, this benefit did not exist at June 30, 2014. The effective tax rate for the six months ended June 30, 2013 also included a benefit of 0.8% for disqualifying dispositions on incentive stock options, as compared to a benefit of 0.2% in the same period in 2014. In addition, an increase in state and local income taxes, net of federal benefit resulted in a 0.4% increase in the effective tax rate for the six months ended June 30, 2014, as compared to 2013.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $80.8 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at June 30, 2014. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$30,200	$24,628
Net cash used in investing activities	(3,487)	(704)
Net cash used in financing activities	(24,347)	(11,429)
Effect of exchange rates on cash and cash equivalents	27	(166)

Total increase in cash and cash equivalents	$2,393	$12,329

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

We generated $30.2 million in cash from operations during the six months ended June 30, 2014. Net income, after adjusting for depreciation and amortization, adjustment to contingent consideration, loss on retirement of fixed assets, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $26.5 million in cash. Deferred revenue generated $1.9 million in cash, mainly due to the timing of customer payments. A decrease in accrued expenses and other liabilities used $2.5 million, primarily a result of the payment of 2013 accrued variable compensation. Accrued income taxes generated $4.6 million during the six months ended June 30, 2014. Increases in accounts receivable and accounts payable combined with decreases in prepaid expenses and other assets used $0.3 million in cash, mainly due to the timing of payments.

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

Investing Activities

During the six months ended June 30, 2014 we used $3.5 million in investing activities mainly for the purchase of $2.5 million of property and equipment, and $1.0 million for acquisitions. During the six months ended June 30, 2013 we used $0.7 million mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2014 was $24.3 million. We received cash from exercises of stock options of $3.1 million and excess tax benefit on stock options provided $2.0 million. We paid cash dividends of $5.5 million, and purchased $23.9 million in treasury stock in the six months ended June 30, 2014.

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

Dividends

On April 28, 2014 our Board of Directors approved a $0.08 per share or $3.2 million, quarterly cash dividend on our outstanding common stock. The record date was July 1, 2014 and the dividend was paid to shareholders of record on July 21, 2014. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On July 25, 2014 the Company’s Board of Directors approved a $0.08 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2014 and the dividend is payable to shareholders of record on October 21, 2014.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012.

Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 1.25%, as defined in the credit agreement, or (ii) LIBOR plus 2.25%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. At June 30, 2014 our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of June 30, 2014, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.67:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,691	$7,311	$16,136	$15,927
Provision for income taxes	4,549	4,299	9,657	8,530
Interest expense, net	250	308	526	726
Depreciation and amortization	2,988	3,022	5,970	6,019

EBITDA	$15,478	$14,940	$32,289	$31,202
Share based compensation	2,756	2,086	5,016	3,835
Non-cash add backs	(552)	—	(552)	—
Restructuring, issuance and cash non-operating costs(2)	66	76	39	170
Acquisition expenses	340	—	398	—

Adjusted EBITDA(1)	$18,088	$17,102	$37,190	$35,207

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	Permits an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2014.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations	$12,781	$12,180	$26,699	$25,986
Depreciation and amortization	2,988	3,022	5,970	6,019
Share based compensation	2,756	2,086	5,016	3,835

Net adjusted EBITDA(1)	$18,525	$17,288	$37,685	$35,840

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP earnings per diluted share	$0.19	$0.18	$0.40	$0.40
Amortization, net of tax	0.04	0.04	0.08	0.09
Share based compensation, net of tax	0.04	0.04	0.08	0.07

Non-GAAP earnings per diluted share(1)	$0.27	$0.26	$0.56	$0.56

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at June 30, 2014 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations	Total	July 2014 - June 2015	July 2015 - June 2017	July 2017 - June 2019	Thereafter
Operating leases	$15,272	$2,902	$4,879	$3,394	$4,097

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of good or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $9.8 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. None of our customers individually accounted for 10% or more of our gross accounts receivable as of June 30, 2014 and December 31, 2013. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2014 and 2013, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2014 and December 31, 2013, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

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

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At both June 30, 2014 and December 31, 2013 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014(1)(2)	178,078	$24.66	174,939	$35,960,749
May 1, 2014 to May 30, 2014(2)	347,970	25.97	347,970	26,927,998
June 2, 2014 to June 30, 2014(1)(2)	116,675	18.33	116,269	23,926,244

Total	642,723	$22.99	639,178	$23,926,244

(1)	The Company repurchased 2,842 and 703 shares of unvested restricted stock in accordance with the Amended and Restated 2007 Stock Option and Incentive Plan, and the Second Amended and Restated 2007 Stock Option and Incentive Plan (the “Second Amended 2007 Stock Option Plan”) and the 2010 Inducement Stock Plan, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Stock Option Plan or 2010 Inducement Stock Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased shares on the open market at prevailing market prices.

The Company repurchased 11,920 shares of common stock for $0.3 million in the period of July 14 to July 22, 2014, at an average price per share of $28.14. The Company purchased these shares on the open market at prevailing market prices and in accordance with the Plan. At July 22, 2014, $23.6 million remains for future purchase under the Plan.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: July 28, 2014	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 28, 2014	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Fifth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of May 2, 2014.*

10.2	Second Amended and Restated 2007 Stock Option and Incentive Plan (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 6, 2014.
*	Filed herewith.
**	Furnished herewith.