Form 10-Q
period 2014-09-30
Monotype Imaging Holdings Inc.
filed 2014-10-31
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2014 was 39,307,274.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$82,588	$78,411
Accounts receivable, net of allowance for doubtful accounts of $190 at September 30, 2014 and $171 at December 31, 2013	8,622	8,317
Income tax refunds receivable	818	3,334
Deferred income taxes	3,300	3,557
Prepaid expense and other current assets	3,258	3,394

Total current assets	98,586	97,013
Property and equipment, net	7,712	3,568
Goodwill	179,516	176,350
Intangible assets, net	75,811	76,684
Other assets	2,585	2,744

Total assets	$364,210	$356,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,049	$1,112
Accrued expenses and other current liabilities	24,905	20,439
Deferred revenue	6,913	6,767

Total current liabilities	33,867	28,318
Deferred revenue	744	972
Deferred income taxes	34,164	32,600
Reserve for income taxes, net of current portion	2,826	2,496
Accrued pension benefits	4,876	5,098
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 39,825,827 at September 30, 2014 and 39,277,713 at December 31, 2013	39	39
Additional paid-in capital	225,609	209,376
Treasury stock, at cost, 1,167,615 shares at September 30, 2014 and 204,830 shares at December 31, 2013	(28,344)	(2,279)
Retained earnings	92,460	78,741
Accumulated other comprehensive (loss) income	(2,031)	998

Total stockholders’ equity	287,733	286,875

Total liabilities and stockholders’ equity	$364,210	$356,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$47,063	$40,468	$138,098	$123,592
Costs and expenses:
Cost of revenue	7,227	5,935	21,057	17,960
Cost of revenue—amortization of acquired technology	1,144	1,141	3,435	3,418

Total cost of revenue	8,371	7,076	24,492	21,378

Gross profit	38,692	33,392	113,606	102,214
Operating expenses:
Marketing and selling	13,361	10,632	36,466	30,943
Research and development	5,227	4,655	15,890	14,518
General and administrative	6,491	4,926	18,075	14,611
Amortization of other intangible assets	1,587	1,490	4,450	4,467

Total operating expenses	26,666	21,703	74,881	64,539
Income from operations	12,026	11,689	38,725	37,675
Other (income) expense:
Interest expense	298	271	832	1,002
Interest income	(33)	(5)	(41)	(10)
Loss on foreign exchange	817	98	987	938
(Gain) loss on derivatives	(247)	216	(33)	216
Other expense (income), net	50	8	46	(29)

Total other expense	885	588	1,791	2,117
Income before provision for income taxes	11,141	11,101	36,934	35,558
Provision for income taxes	4,102	4,037	13,759	12,567

Net income	$7,039	$7,064	$23,175	$22,991

Net income available to common shareholders—basic & diluted	$6,899	$6,950	$22,745	$22,608

Net income per common share:
Basic	$0.18	$0.18	$0.59	$0.60

Diluted	$0.17	$0.18	$0.57	$0.58

Weighted average number of shares:
Basic	38,431,031	38,276,890	38,543,401	37,717,883
Diluted	39,487,302	39,657,474	39,663,807	39,205,915
Dividends declared per common share	$0.08	$0.06	$0.24	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,039	$7,064	$23,175	$22,991
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain	—	17	—	28
Foreign currency translation adjustments	(2,868)	1,288	(3,029)	608

Comprehensive income	$4,171	$8,369	$20,146	$23,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$23,175	$22,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,147	9,036
Loss on retirement of fixed assets	78	23
Amortization of deferred financing costs and accretion of interest	337	414
Adjustment to contingent consideration	(1,152)	—
Share based compensation	7,835	5,994
Excess tax benefit on stock options	(3,011)	(5,242)
Provision for doubtful accounts	29	84
Deferred income taxes	2,202	4,382
Unrealized currency gain on foreign denominated intercompany transactions	423	(29)
Changes in operating assets and liabilities:
Accounts receivable	(366)	(905)
Prepaid expenses and other assets	934	(311)
Accounts payable	996	35
Accrued income taxes	6,493	1,099
Accrued expenses and other liabilities	(808)	(520)
Deferred revenue	86	(1,025)

Net cash provided by operating activities	46,398	36,026

Cash flows from investing activities
Purchases of property and equipment	(4,474)	(1,373)
Purchases of exclusive license	(100)	—
Acquisition of business, net of cash acquired	(10,621)	(72)

Net cash used in investing activities	(15,195)	(1,445)

Cash flows from financing activities
Payments on line of credit	—	(22,321)
Excess tax benefit on stock options	3,011	5,242
Common stock dividends paid	(8,670)	(6,112)
Purchase of treasury stock	(26,065)	—
Proceeds from exercises of common stock options	5,285	13,644

Net cash used in financing activities	(26,439)	(9,547)
Effect of exchange rates on cash and cash equivalents	(587)	(39)

Increase in cash and cash equivalents	4,177	24,995
Cash and cash equivalents at beginning of period	78,411	39,340

Cash and cash equivalents at end of period	$82,588	$64,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer electronics, or CE, devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of CE devices including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. We also provide printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to CE device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through three domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. and MyFonts Inc., and six foreign operating subsidiaries, Monotype Ltd., Monotype GmbH, Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK, and FontShop AG, which was acquired on July 14, 2014, see Note 4.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

4. Acquisitions

FontShop

On July 14, 2014 the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families, collectively FontShop, for an aggregate purchase price of approximately $13.0 million plus a working capital adjustment of approximately $2.2 million. We paid approximately $11.9 million from cash on hand at the time of the acquisition, and the remainder, or $3.3 million, is expected to be paid during the fourth quarter of 2014. Of the purchase price, approximately $8.4 million and $6.6 million have been preliminarily allocated to intangible assets and goodwill, respectively. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of September 30, 2014, and using assumptions that the Company management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements. On October 9, 2014, FontShop International GmbH was merged into Monotype GmbH. Following the merger, FontShop International Inc. is a wholly-owned subsidiary of Monotype GmbH. The Company has begun the process of merging FontShop AG into Monotype GmbH. Fifty employees joined the Company in connection with the acquisition.

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

5. Derivative Financial Instruments

From time to time, we may incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. From time to time we may enter into foreign currency contracts to mitigate these exposures. At September 30, 2014 and December 31, 2013 there were no such currency contracts outstanding.

We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in loss on derivatives in the accompanying consolidated statements of income. At September 30, 2014 and December 31, 2013 there was one contract outstanding, to purchase and sell two different currencies forward, which was entered into on those dates. See Note 6 for details regarding the fair value of these instruments.

The following table presents the losses and (gains) on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Currency swaps	$(247)	$216	$(33)	$216

Total	$(247)	$216	$(33)	$216

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$38,524	$38,524	$—	$—

Total assets	$38,524	$38,524	$—	$—

Liabilities:
Contingent acquisition consideration	$878	$—	$—	$878

Total liabilities	$878	$—	$—	$878

	Fair Value Measurement at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$832	$832	$—	$—
Cash equivalents—commercial paper	8,998	—	8,998	—
Cash equivalents—corporate bonds	8,585	—	8,585	—

Total assets	$18,415	$832	$17,583	$—

Liabilities:
Contingent acquisition consideration	$2,302	$—	$—	$2,302

Total liabilities	$2,302	$—	$—	$2,302

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents and derivative instruments. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2014, we had one 30-day forward contract to sell 2.4 million British pound sterling and purchase $3.9 million that together, had an immaterial fair value. At December 31, 2013, we had one 30-day forward contract outstanding to sell 3.0 million British pound sterling and purchase $5.0 million that together, had a fair value that was materially equivalent to its book value.

For the recurring fair value measure, contingent acquisition consideration, the Company estimated the fair value of the liability by judgmentally weighting the range of possible achievement of the criteria upon which the contingent consideration to be paid will be determined. The resulting estimated amount was then adjusted to its estimated net present value based upon a present value factor that was derived by applying a risk adjusted discount rate over the applicable contingency period. The contingent acquisition consideration decreased by $0.6 million in the third quarter of 2014 and by $1.2 million for the first three quarters of 2014, as the estimated liability was revised based on changes in performance estimates. In addition in 2014, the liability decreased due to the payment of $0.4 million, in accordance with the terms of the underlying agreement. These decreases were partially offset by the accretion of the net present value of the liability. The gain of $0.6 million and $1.2 million in the three and nine months ended September 30, 2014, respectively, is included in general and administrative expense in our condensed consolidated statements of income.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and software	$11,102	$11,371
Furniture and fixtures	1,182	1,170
Leasehold improvements	1,301	866

Total cost	13,585	13,407
Less accumulated depreciation and amortization	(5,873)	(9,839)

Property and equipment, net	$7,712	$3,568

At September 30, 2014, computer equipment and software included $3.6 million of unamortized software costs related to internal use software projects in process and leasehold improvements included approximately $0.5 million for building improvements in connection with our new office lease, which amortization will commence once we occupy the space. During the third quarter of 2014, the Company disposed of $5.0 million of retired computer equipment, that had associated accumulated depreciation of approximately $4.9 million, as the equipment was no longer in use.

8. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		September 30, 2014			December 31, 2013
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$57,157	$(46,422)	$10,735	$57,319	$(42,482)	$14,837
Acquired technology	12	55,325	(33,187)	22,138	51,206	(29,734)	21,472
Non-compete agreements	4	12,238	(11,872)	366	12,077	(11,903)	174
Indefinite-lived intangible assets:
Trademarks		38,172	—	38,172	35,801	—	35,801
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$167,292	$(91,481)	$75,811	$160,803	$(84,119)	$76,684

9. Debt

On July 13, 2011 the Company entered into a credit agreement with Wells Fargo Capital Finance, LLC, or the Credit Facility, which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 1.5% or 2.0% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.5% or 1.0% per annum. At September 30, 2014 our rate, inclusive of applicable margins, was 3.75% for prime. At September 30, 2014, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. Such fees are included in interest expense in the accompanying condensed consolidated statements of income.

The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of September 30, 2014.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$27	$30	$86	$89
Interest cost	41	40	129	119
Amortization	1	—	1	—

Net periodic benefit cost	$69	$70	$216	$208

11. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2014		2013
Provision for income taxes at statutory rate	$3,899	35.0%	$3,885	35.0%
State and local income taxes, net of federal tax benefit	205	1.8%	209	1.9%
Stock compensation	78	0.7%	71	0.6%
Research credits	—	—	(47)	(0.4)%
Effect of rate changes on deferred taxes	—	—	17	0.2%
Reversal of reserve for income taxes	(131)	(1.2)%	(89)	(0.8)%
Disqualifying dispositions on incentive stock options	(62)	(0.6)%	(19)	(0.2)%
Other, net	113	1.1%	10	0.1%

Reported income tax provision	$4,102	36.8%	$4,037	36.4%

	Nine Months Ended September 30,
	2014		2013
Provision for income taxes at statutory rate	$12,927	35.0%	$12,445	35.0%
State and local income taxes, net of federal tax benefit	686	1.9%	578	1.6%
Stock compensation	243	0.7%	211	0.6%
Research credits	—	—	(424)	(1.2%)
Effect of rate changes on deferred taxes	—	—	17	—
Reversal of reserve for income taxes	(131)	(0.4)%	(79)	(0.2)%
Disqualifying dispositions on incentive stock options	(104)	(0.3)%	(200)	(0.6)%
Other, net	138	0.3%	19	0.1%

Reported income tax provision	$13,759	37.2%	$12,567	35.3%

At September 30, 2014, the reserve for uncertain tax positions was approximately $6.6 million. Of this amount, approximately $3.7 million was recorded as a reduction of deferred tax assets and approximately $2.8 million was classified as long term liabilities.

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

For all periods presented, the treasury stock method was used in the computation of diluted net income per share, as the result was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income, as reported	$7,039	$7,064	$23,175	$22,991
Less: net income attributable to participating securities	(140)	(114)	(430)	(383)

Net income available to common shareholders—basic and diluted	$6,899	$6,950	$22,745	$22,608

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,222,580	38,919,553	39,290,673	38,368,929
Less: weighted-average shares of unvested restricted common stock outstanding	(791,549)	(642,663)	(747,272)	(651,046)

Weighted-average number of common shares used in computing basic net income per common share	38,431,031	38,276,890	38,543,401	37,717,883

Net income per share applicable to common shareholders—basic	$0.18	$0.18	$0.59	$0.60

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted:
Weighted-average shares of common stock outstanding	39,222,580	38,919,553	39,290,673	38,368,929
Less: weighted-average shares of unvested restricted common stock outstanding	(791,549)	(642,663)	(747,272)	(651,046)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	893,081	1,164,688	946,674	1,283,758
Weighted-average number of restricted stock outstanding, based on the treasury stock method	163,190	215,896	173,732	204,274

Weighted-average number of common shares used in computing diluted net income per common share	39,487,302	39,657,474	39,663,807	39,205,915

Net income per share applicable to common shareholders—diluted	$0.17	$0.18	$0.57	$0.58

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	307,516	456,627	380,544	363,137
Unvested restricted stock	817	2,022	156,148	23,175
Unvested restricted stock units	2,043	—	2,961	—

13. Stockholders’ Equity

Share purchases

On October 23, 2013, the Company’s Board of Directors approved a share purchase program of up to $50.0 million of the Company’s outstanding shares of common stock over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion. As of September 30, 2014, the Company has purchased a total of 1,016,169 shares of its common stock for an aggregate purchase price of $28.3 million, including brokers’ fees. As of December 31, 2013, the Company purchased 75,000 shares of common stock for an aggregate purchase price of $2.2 million, including brokers’ fees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Marketing and selling	$1,257	$1,003	$3,553	$2,753
Research and development	620	501	1,747	1,405
General and administrative	942	655	2,535	1,836

Total expensed	$2,819	$2,159	$7,835	$5,994
Property and equipment	39	—	102	—

Total share based compensation	$2,858	$2,159	$7,937	$5,994

In the three and nine months ended September 30, 2014, approximately $39 thousand and $102 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet.

As of September 30, 2014, the Company had $21.8 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 1.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Creative Professional	$20,118	$16,449	$56,103	$46,435
OEM	26,945	24,019	81,995	77,157

Total	$47,063	$40,468	$138,098	$123,592

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in South Korea, but the sales are received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, Hong Kong, South Korea and Japan. The following summarizes revenue by location:

	Three Months Ended September 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$25,041	53.2%	$21,405	52.9%
United Kingdom	2,248	4.8	2,223	5.5
Germany	7,131	15.2	5,059	12.5
Japan	12,449	26.4	11,651	28.8
Other Asia	194	0.4	130	0.3

Total	$47,063	100.0%	$40,468	100.0%

	Nine Months Ended September 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$73,579	53.3%	$68,911	55.7%
United Kingdom	7,577	5.5	5,168	4.2
Germany	15,818	11.5	13,179	10.7
Japan	40,530	29.3	35,958	29.1
Other Asia	594	0.4	376	0.3

Total	$138,098	100.0%	$123,592	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2014	December 31, 2013
Long-lived assets:
United States	$189,912	$192,066
United Kingdom	5,427	4,926
Germany	64,106	56,140
Asia (including Japan)	3,594	3,470

Total	$263,039	$256,602

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2022. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of September 30, 2014, are approximately as follows (in thousands):

Years ending September 30:
2015	$3,191
2016	2,823
2017	2,139
2018	1,696
2019	1,539
Thereafter	4,097

Total	$15,485

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2014 and December 31, 2013.

16. Subsequent Events

Dividend Declaration

On October 28, 2014 the Company’s Board of Directors declared a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2015 and the dividend is payable to shareholders of record on January 22, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Purchase Program

Subsequent to September 30, 2014, the Company purchased 41,615 shares of common stock for $1.1 million, at an average price per share of $27.77. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share repurchase program (“Plan”). At October 20, 2014, $20.6 million remains for future purchase under the Plan.

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

	Three Months Ended September 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$25,041	53.2%	$21,405	52.9%
United Kingdom	2,248	4.8	2,223	5.5
Germany	7,131	15.2	5,059	12.5
Japan	12,449	26.4	11,651	28.8
Other Asia	194	0.4	130	0.3

Total	$47,063	100.0%	$40,468	100.0%

	Nine Months Ended September 30,
	2014		2013
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$73,579	53.3%	$68,911	55.7%
United Kingdom	7,577	5.5	5,168	4.2
Germany	15,818	11.5	13,179	10.7
Japan	40,530	29.3	35,958	29.1
Other Asia	594	0.4	376	0.3

Total	$138,098	100.0%	$123,592	100.0%

For the three months ended September 30, 2014 and 2013, sales by our subsidiaries located outside the United States comprised 46.8% and 47.1%, respectively, of our total revenue. For the nine months ended September 30, 2014 and 2013, sales by our subsidiaries located outside the United States comprised 46.7% and 44.3%, respectively, of our total revenue. In the three months ended September 30, 2014, as compared to the same period in 2013, there was an increase in revenue in dollars and as a percentage of total revenue attributed to Germany as a result of our acquisition of FontShop in July 2014. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended September 30, 2014 and 2013, our top ten licensees by revenue, all of which are OEM customers, accounted for approximately 35.5% and 36.1% of our total revenue, respectively. For the nine months ended September 30, 2014 and 2013, our top ten licensees by revenue, all of which are OEM customers, accounted for approximately 36.3% and 37.6% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or nine months ended September 30, 2014 or 2013, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users, through our e-commerce websites, via telephone, email and indirectly through third-party resellers. Font related services refer to our web font services and the web design tools from our acquisition of Design by Front. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and electronic shipment of the software embodying the font. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and it is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Revenue:
Creative Professional	42.7%	40.6%
OEM	57.3	59.4

Total revenue	100.0	100.0
Cost of revenue	15.4	14.7
Cost of revenue—amortization of acquired technology	2.4	2.8

Total cost of revenue	17.8	17.5

Gross profit	82.2	82.5
Marketing and selling	28.4	26.3
Research and development	11.1	11.5
General and administrative	13.8	12.1
Amortization of other intangible assets	3.3	3.7

Total operating expenses	56.6	53.6

Income from operations	25.6	28.9
Interest expense, net	0.6	0.7
Loss on foreign exchange	1.7	0.2
(Gain) loss on derivatives	(0.5)	0.5
Other expense, net	0.1	—

Total other expense	1.9	1.4
Income before provision for income taxes	23.7	27.5
Provision for income taxes	8.7	10.0

Net income	15.0%	17.5%

Sales by Market Segment. We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets (Creative Professional and CE device manufacturers and independent software vendors, together OEM), expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase
	2014	2013
Creative Professional	$20,118	$16,449	$3,669
OEM	26,945	24,019	2,926

Total revenue	$47,063	$40,468	$6,595

Revenue

Revenue was $47.1 million and $40.5 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $6.6 million, or 16.3%.

Creative Professional revenue increased $3.7 million, or 22.3%, to $20.1 million in the three months ended September 30, 2014, as compared to $16.4 million in the three months ended September 30, 2013, mainly due to increased web and direct revenue. Web revenue increased $2.7 million, due to the acquisition of FontShop International GmbH, or FontShop, in July 2014 as well as increased volume of sales on our websites, which includes increased sales of our web font services. In addition, direct revenue increased mainly as the result of our acquisition of FontShop and increased sales of our web font services to enterprise customers.

OEM revenue increased $2.9 million, or 12.2%, to $26.9 million in the three months ended September 30, 2014, as compared to $24.0 million in the three months ended September 30, 2013, due to increased printer product revenue and the timing of revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, increased $1.3 million, or 21.8%, to $7.2 million for the three months ended September 30, 2014, as compared to $5.9 million for the three months ended September 30, 2013. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 15.4% and 14.7% for the three months ended September 30, 2014 and 2013, respectively. The increases, both in dollars and as a percentage of revenue, are predominantly due to product mix. The increase in dollars is partially a result of increased sales volume and partially the result of a product mix change, period over period. Our Creative Professional revenue typically has a higher associated cost than our OEM revenue. In the three months ended September 30, 2014, creative professional revenue was 42.7% of total revenue, as compared to 40.6% of total revenue in the same period in 2013. We expect our cost of revenue, excluding amortization of acquired technology, to fluctuate as a percentage of revenue from period to period due to variations in product mix.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended September 30, 2014 and 2013, respectively.

Gross profit was 82.2% of sales in the three months ended September 30, 2014, as compared to 82.5% in the three months ended September 30, 2013, a decrease of 0.3 percentage points, due to variations in product mix as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.7 million, or 25.7% to $13.4 million in the three months ended September 30, 2014, as compared to $10.6 million in the three months ended September 30, 2013. Personnel expenses increased $2.2 million in the third quarter of 2014, as compared to the same period in 2013, a result of increased headcount mainly from our acquisition of FontShop and increased share based compensation expense. Increased marketing activities, such as trade shows and use of consultants, increased $0.6 million in the three months ended September 30, 2014, as compared to the same period in 2013.

Research and Development. Research and development expense was $5.2 million and $4.7 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $0.6 million or 12.3%, mainly due to personnel expenses. Personnel and personnel related expenses increased in the third quarter of 2014, as compared to the same period in 2013, a result of increased headcount, including additions from our acquisition of FontShop, and share based compensation.

General and Administrative. General and administrative expense increased $1.6 million, or 31.8%, to $6.5 million in the three months ended September 30, 2014, as compared to $4.9 million in the three months ended September 30, 2013. Legal and professional services expenses increased $1.2 million in the third quarter of 2014, as compared to the same period in 2013, primarily the result of acquisition related expenses from our FontShop acquisition. Personnel and personnel related expenses increased $0.5 million in the three months ended September 30, 2014, as compared to the same period in 2013, mainly due to increased share based compensation. These increases were partially offset by a $0.6 million reduction in expense recognized due to an estimate revision for contingent acquisition consideration.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.6 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $0.1 million or 6.5%.

Interest Expense, Net

Interest expense, net of interest income was consistent at $0.3 million in the three months ended September 30, 2014 and 2013. There was no debt outstanding during the three months ended September 30, 2014 or during the same period in 2013. Interest expense in both time periods consists mainly of unused line fees in connection with our Credit Facility.

Loss on Foreign Exchange

Losses on foreign exchange were $0.8 million and $0.1 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $0.7 million primarily due to the revaluation of foreign denominated liabilities.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.2 million and a loss of $0.2 million in the three months ended September 30, 2014 and 2013, respectively, resulting from our short term forward contracts.

Provision for Income Taxes

During the three months ended September 30, 2014 and 2013, our effective tax rate was 36.8% and 36.4%, respectively. The effective tax rate for the third quarter of 2013 included a 0.4% benefit related to federal research tax credits. The federal research tax credit expired as of December 31, 2013, and as of September 30, 2014, the legislation extending the credit had not been passed, and as such, this benefit did not exist at September 30, 2014. The effective tax rate for the third quarter of 2013 also included benefits of 0.2% for disqualifying dispositions on incentive stock options and 0.8% for the reversal of reserves for income taxes, as compared to benefits of 0.6% and 1.2%, respectively, in the same period in 2014. Additionally, the effective rate increased in the third quarter of 2014 by a net 0.8% as compared to the effective rate for the third quarter of 2013 for various items, including the Company’s write down of the contingent acquisition consideration, effects of foreign income and domestic manufacturing deduction.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Revenue:
Creative Professional	40.6%	37.6%
OEM	59.4	62.4

Total revenue	100.0	100.0
Cost of revenue	15.2	14.5
Cost of revenue—amortization of acquired technology	2.5	2.8

Total cost of revenue	17.7	17.3

Gross profit	82.3	82.7
Marketing and selling	26.5	25.0
Research and development	11.5	11.8
General and administrative	13.1	11.8
Amortization of other intangible assets	3.2	3.6

Total operating expenses	54.3	52.2

Income from operations	28.0	30.5
Interest expense, net	0.6	0.8
Loss on foreign exchange	0.7	0.8
(Gain) loss on derivatives	—	0.2

Total other expense	1.3	1.8
Income before provision for income taxes	26.7	28.7
Provision for income taxes	9.9	10.1

Net income	16.8%	18.6%

Sales by Market Segment. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2014	2013
Creative Professional	$56,103	$46,435	$9,668
OEM	81,995	77,157	4,838

Total revenue	$138,098	$123,592	$14,506

Revenue

Revenue was $138.1 million and $123.6 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $14.5 million, or 11.7%.

Creative Professional revenue increased $9.7 million, or 20.8%, to $56.1 million for the nine months ended September 30, 2014, as compared to $46.4 million in the same period in 2013, mainly due to increased web and direct revenue. Web revenue increased mainly due to increased desktop license revenue, partially due to our acquisition of FontShop in July 2014, and font license revenue, together with increased sales of our web font services, in the nine months ended September 30, 2014, as compared to the same period in 2013. Direct revenue increased partially the result of recurring royalty and license web server applications and increased sales of our web font services to enterprise customers.

OEM revenue was $82.0 million and $77.2 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $4.8 million, or 6.3% due to increased printer product revenue.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, increased $3.1 million, or 17.2%, to $21.1 million for the nine months ended September 30, 2014, as compared to $18.0 million for the nine months ended September 30, 2013. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 15.2% and 14.5% for the nine months ended September 30, 2014 and 2013, respectively. The increases, in both in dollars and as a percentage of revenue, are predominantly due to variations in product mix. Our creative professional revenue typically has a higher associated cost than our OEM revenue. In the nine months ended September 30, 2014, creative professional revenue was 40.6% of total revenue, as compared to 37.6% of total revenue in the same period in 2013. The increase in dollars is partially a result of increased sales volume and partially the result of a product mix change, period over period.

Amortization of acquired technology was unchanged at $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Gross profit decreased 0.4 percentage points to 82.3% in the nine months ended September 30, 2014, as compared to 82.7% in the nine months ended September 30, 2013, due to variations in product mix, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $5.5 million, or 17.9%, to $36.5 million in the nine months ended September 30, 2014, as compared to $30.9 million in the same period in 2013. Personnel expenses increased $3.9 million due to additional headcount mainly from our acquisition of FontShop, increased variable compensation and share based compensation in the nine months ended September 30, 2014, as compared to the same period in 2013. Increased marketing activities, such as trade shows, online advertising and use of consultants increased $1.6 million, period over period.

Research and Development. Research and development expense was $15.9 million and $14.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $1.4 million, or 9.5%, mainly a result of personnel expenses. Personnel and personnel related expenses increased $1.0 million in the nine months ended September 30, 2014, as compared to the same period in 2013, a result of increased headcount, including additions from our acquisition of FontShop, increased variable compensation and share based compensation.

General and Administrative. General and administrative expense increased $3.5 million, or 23.7%, to $18.1 million in the nine months ended September 30, 2014, as compared to $14.6 million in the nine months ended September 30, 2013. Legal and professional services expenses increased $3.0 million in the nine months ended September 30, 2014, as compared to the same period in 2013, primarily the result of FontShop acquisition related expenses. Personnel and personnel related expenses increased $1.0 million in the nine months ended September 30, 2014, as compared to the same period in 2013, mainly due to increased share based compensation and travel expenses. These increases were partially offset by a $1.2 million reduction in expense recognized due to an estimate revision for contingent acquisition consideration.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.2 million, or 20.2%, to $0.8 million for the nine months ended September 30, 2014, as compared to $1.0 million for the nine months ended September 30, 2013. There was no debt outstanding during the nine months ended September 30, 2014. Interest expense in the nine months ended September 30, 2014 consists mainly of unused line fees in connection with our Credit Facility. By contrast, interest expense in the same period in 2013 primarily related to outstanding debt. The average debt balance in the nine months ended September 30, 2013 was $6.1 million.

Loss on Foreign Exchange

Losses on foreign exchange were $1.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.1 million, or 5.2%, mainly due to the revaluation of foreign denominated liabilities and the weakening of the Japanese Yen, as compared to the US dollar.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $33 thousand for the nine months ended September 30, 2014, as compared to a loss of $0.2 million for the nine months ended September 30, 2013, resulting from our short term forward contracts.

Provision for Income Taxes

Our effective tax rate was 37.2% and 35.3% for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2013, the effective tax rate included a 1.2% benefit for research credits. The federal research tax credit expired as of December 31, 2013, and as of September 30, 2014, the legislation extending the credit had not been passed and as such this benefit did not exist at September 30, 2014. The effective tax rate for the nine months ended September 30, 2013 also included a benefit of 0.6% for disqualifying dispositions on incentive stock options, as compared to a benefit of 0.3% in the same period in 2014. In addition, an increase in state and local income taxes, net of federal benefit resulted in a 0.3% increase in the effective tax rate for the nine months ended September 30, 2014, as compared to 2013.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $82.6 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at September 30, 2014. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$46,398	$36,026
Net cash used in investing activities	(15,195)	(1,445)
Net cash used in financing activities	(26,439)	(9,547)
Effect of exchange rates on cash and cash equivalents	(587)	(39)

Increase in cash and cash equivalents	$4,177	$24,995

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

We generated $46.4 million in cash from operations during the nine months ended September 30, 2014. Net income, after adjusting for depreciation and amortization, adjustment to contingent consideration, loss on retirement of fixed assets, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $39.1 million in cash. A decrease in accrued expenses and other liabilities used $0.8 million, primarily a result of the payment of 2013 accrued variable compensation amounts. Accrued income taxes generated $6.5 million during the nine months ended September 30, 2014. Increases in accounts receivable, deferred revenue and accounts payable combined with decreases in prepaid expenses and other assets generated $1.6 million in cash, which is mainly due to the timing of payments.

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

Investing Activities

During the nine months ended September 30, 2014, we used $15.2 million in investing activities mainly for the purchase of $4.5 million of property and equipment and $10.7 million for acquisitions. During the nine months ended September 30, 2013, we used $1.4 million in investing activities, mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014 was $26.4 million. We received cash from the exercises of stock options of $5.3 million and the excess tax benefit on stock options provided $3.0 million. We paid cash dividends of $8.7 million. We also purchased $26.1 million in treasury stock in the nine months ended September 30, 2014.

Cash used in financing activities for the nine months ended September 30, 2013 was $9.5 million. All outstanding borrowings against our revolving credit facility were repaid resulting in a $22.3 million use of cash and we paid cash dividends of $6.1 million. There was also a significant amount of employee stock option exercises during the nine months ended September 30, 2013, which resulted in $13.6 million in proceeds from the exercise of stock options and the excess tax benefit on stock options provided $5.2 million.

Dividends

On July 25, 2014 our Board of Directors approved a $0.08 per share or $3.1 million, quarterly cash dividend on our outstanding common stock. The record date was October 1, 2014 and the dividend was paid to shareholders of record on October 21, 2014. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 28, 2014, the Company’s Board of Directors approved a $0.08 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2015 and the dividend is payable to shareholders of record on January 22, 2015.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility, or the Credit Facility. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 0.5%, as defined in the credit agreement, or (ii) LIBOR plus 1.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of September 30, 2014 our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of September 30, 2014, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.69:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,039	$7,064	$23,175	$22,991
Provision for income taxes	4,102	4,037	13,759	12,567
Interest expense, net	265	266	791	992
Depreciation and amortization	3,177	3,017	9,147	9,036

EBITDA	$14,583	$14,384	$46,872	$45,586
Share based compensation	2,819	2,159	7,835	5,994
Non-cash add backs	(600)	—	(1,152)	—
Restructuring, issuance and cash non-operating costs(2)	753	149	792	319
Acquisition expenses	986	—	1,384	—

Adjusted EBITDA(1)	$18,541	$16,692	$55,731	$51,899

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	As defined in the Credit Facility, an add-back of up to $250 thousand of cash non-operating expense is permitted, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2014.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from operations	$12,026	$11,689	$38,725	$37,675
Depreciation and amortization	3,177	3,017	9,147	9,036
Share based compensation	2,819	2,159	7,835	5,994

Net adjusted EBITDA(1)	$18,022	$16,865	$55,707	$52,705

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP earnings per diluted share	$0.17	$0.18	$0.57	$0.58
Amortization, net of tax	0.04	0.04	0.13	0.13
Share based compensation, net of tax	0.06	0.03	0.13	0.11

Non-GAAP earnings per diluted share(1)	$0.27	$0.25	$0.83	$0.82

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at September 30, 2014 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations	Total	Oct. 2014 - Sept. 2015	Oct. 2015 - Sept. 2017	Oct. 2017 - Sept. 2019	Thereafter
Operating leases	$15,485	$3,191	$4,962	$3,235	$4,097

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and overnight repurchase agreements. Deposits of cash held outside the United States totaled approximately $7.9 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. None of our customers individually accounted for 10% or more of our gross accounts receivable as of September 30, 2014 and December 31, 2013. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2014 and 2013, no one customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At September 30, 2014 and December 31, 2013, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

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

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At both September 30, 2014 and December 31, 2013 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 14, 2014 to July 31, 2014(1)(2)	29,868	$26.52	25,000	$23,212,760
August 1, 2014 to August 31, 2014(1)(2)	35,075	26.09	25,000	22,462,042
September 2, 2014 to September 30, 2014(1)(2)	27,297	25.23	24,900	21,741,580

Total	92,240	$25.95	74,900	$21,741,580

(1)	The Company purchased 16,262 and 1,078 shares of unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) and the 2010 Inducement Stock Plan, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Stock Option Plan or 2010 Inducement Stock Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased shares on the open market at prevailing market prices.

The Company purchased 41,615 shares of common stock for $1.1 million in the period of October 1 to October 20, 2014, at an average price per share of $27.77. The Company purchased these shares on the open market at prevailing market prices and in accordance with the Plan. At October 20, 2014, $20.6 million remains for future purchase under the Plan.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: October 31, 2014	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2014	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Equity Award Grant Policy, as amended *

14.1	Code of Business Conduct and Ethics *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.