Form 10-Q
period 2015-03-31
Monotype Imaging Holdings Inc.
filed 2015-05-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 23, 2015 was 40,035,469.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$78,765	$90,325
Accounts receivable, net of allowance for doubtful accounts of $129 at March 31, 2015 and $164 at December 31, 2014	10,330	9,279
Income tax refunds receivable	2,720	2,593
Deferred income taxes	3,100	2,898
Prepaid expenses and other current assets	4,366	4,361

Total current assets	99,281	109,456
Property and equipment, net	14,622	10,578
Goodwill	185,416	176,999
Intangible assets, net	74,809	73,862
Other assets	1,984	3,563

Total assets	$376,112	$374,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,671	$1,156
Accrued expenses and other current liabilities	19,233	24,570
Accrued income taxes payable	—	640
Deferred revenue	8,196	7,107

Total current liabilities	29,100	33,473
Other long-term liabilities	3,403	2,596
Contingent acquisition consideration	4,900	—
Deferred income taxes	33,689	32,960
Reserve for income taxes, net of current portion	2,957	4,637
Accrued pension benefits	5,102	5,679
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 41,557,282 at March 31, 2015 and 40,770,197 at December 31, 2014.	40	39
Additional paid-in capital	241,154	232,522
Treasury stock, at cost, 1,513,549 shares at March 31, 2015 and 1,303,737 shares at December 31, 2014	(37,984)	(31,946)
Retained earnings	102,031	98,672
Accumulated other comprehensive loss	(8,280)	(4,174)

Total stockholders’ equity	296,961	295,113

Total liabilities and stockholders’ equity	$376,112	$374,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$46,046	$46,072
Cost of revenue	7,410	6,508
Cost of revenue—amortization of acquired technology	1,133	1,145

Total cost of revenue	8,543	7,653

Gross profit	37,503	38,419
Operating expenses:
Marketing and selling	12,976	11,118
Research and development	5,799	5,753
General and administrative	6,899	6,198
Amortization of other intangible assets	702	1,432

Total operating expenses	26,376	24,501

Income from operations	11,127	13,918
Other (income) expense:
Interest expense	346	278
Interest income	(112)	(2)
Loss on foreign exchange	114	34
(Gain) loss on derivatives	(136)	56
Other	(1)	(1)

Total other expense	211	365

Income before provision for income taxes	10,916	13,553
Provision for income taxes	3,559	5,108

Net income	$7,357	$8,445

Net income available to common stockholders—basic	$7,211	$8,317

Net income available to common stockholders—diluted	$7,212	$8,319

Net income per common share:
Basic	$0.19	$0.21

Diluted	$0.18	$0.21

Weighted average number of shares outstanding:
Basic	38,829,169	38,712,679
Diluted	39,522,139	39,750,280
Dividends declared per common share	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$7,357	$8,445
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,106)	5

Comprehensive income	$3,251	$8,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$7,357	$8,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	2,982
Loss on retirement of fixed assets	—	9
Amortization of deferred financing costs and accretion of interest	85	127
Share based compensation	2,771	2,260
Excess tax benefit on stock options	(1,225)	(1,369)
Provision for doubtful accounts	20	(26)
Deferred income taxes	1,631	1,164
Unrealized currency gain (loss) on foreign denominated intercompany transactions	(9)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	431
Prepaid expenses and other assets	1,443	254
Accounts payable	566	(32)
Accrued income taxes	(1,193)	2,647
Accrued expenses and other liabilities	(3,080)	(3,324)
Deferred revenue	1,327	3,289

Net cash provided by operating activities	10,922	16,786

Cash flows from investing activities
Purchases of property and equipment	(4,173)	(1,193)
Acquisition of business, net of cash acquired	(14,303)	(382)

Net cash used in investing activities	(18,476)	(1,575)

Cash flows from financing activities
Excess tax benefit on stock options	1,225	1,369
Common stock dividends paid	(3,151)	(2,357)
Purchase of treasury stock	(6,072)	(6,770)
Proceeds from exercises of common stock options	4,594	2,250

Net cash used in financing activities	(3,404)	(5,508)
Effect of exchange rates on cash and cash equivalents	(602)	40

(Decrease) increase in cash and cash equivalents	(11,560)	9,743
Cash and cash equivalents at beginning of period	90,325	78,411

Cash and cash equivalents at end of period	$78,765	$88,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative applications and consumer devices. Our end-user and embedded solutions for print, web and mobile environments enable people to create and consume dynamic content on any and every device. Our technologies and fonts enable the display and printing of high quality digital text. Our technologies and fonts have been widely deployed across, and embedded in, a range of consumer devices including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes and consumer appliances, as well as in numerous software applications and operating systems. We also provide printer drivers, page description language interpreters, printer user interface technology and color imaging solutions to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to consumer device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc., MyFonts Inc. and Swyft Media Inc., and five foreign operating subsidiaries, Monotype Ltd., Monotype GmbH and its wholly-owned subsidiary, FontShop International Inc., Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 as reported in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

3. Recently Issued Accounting Pronouncements

Interest

In April 2015, the Financial Accounting Standards Board, or FASB, issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. The standard is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements, but does not expect the adoption of this standard to have any impact.

Consolidation

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on our financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. The ASU provides guidance on evaluating an entity’s ability to continue as a going concern and the content of any required footnote disclosure based on that evaluation. The assessment period is one year after the date of the financial statements are issued. The standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15, but we do not expect the adoption of this standard to have any impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

4. Acquisitions

Swyft Media

On January 30, 2015, the Company purchased all of the outstanding stock of TextPride, Inc. operating under the name of Swyft Media, a privately-held mobile messaging company located in New York, New York. In connection with the acquisition, TextPride, Inc. was renamed Swyft Media Inc. and became a wholly-owned subsidiary of the registrant. Swyft Media’s expertise in the emerging world of branded, in-app mobile messaging content is expected to help Monotype reach new customers, with an opportunity to add value by including some of the world’s largest and most popular collections of fonts. The impact of this acquisition was not material to our condensed consolidated financial statements.

The Company acquired Swyft Media for an aggregate purchase price of approximately $17.0 million, consisting of $12.1 million in cash, plus contingent consideration of up to $15.0 million payable through 2018, which had an estimated net present value of $4.9 million. We paid approximately $11.6 million from cash on hand at the time of the acquisition, net of cash acquired. Of the purchase price, approximately $4.7 million and $13.6 million have been allocated to intangible assets and goodwill, respectively. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Swyft Media was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of March 31, 2015, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these condensed consolidated financial statements. Twelve employees joined the Company in connection with the acquisition. See Note 6 for additional information on the fair value measurements for all financial assets and liabilities, including contingent consideration, which is measured at fair value on a recurring basis.

FontShop

On July 14, 2014, the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families, collectively FontShop, for an aggregate purchase price of approximately $14.6 million. We paid approximately $11.9 million from cash on hand at the time of the acquisition, and the remainder, or $2.7 million, was paid in January 2015. Of the purchase price, approximately $8.5 million and $6.3 million have been allocated to intangible assets and goodwill, respectively. Approximately $6.3 million of the goodwill is expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of March 31, 2015, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these consolidated financial statements. On October 9, 2014, FontShop International GmbH was merged into Monotype Germany effective August 1, 2014. Following the merger, FontShop International Inc. became a wholly-owned subsidiary of Monotype Germany. On October 28, 2014, FontShop AG was merged into Monotype Germany. Fifty employees joined the Company in connection with the acquisition.

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

5. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date, until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in (gain) loss on derivatives in the accompanying condensed consolidated statements of income. At March 31, 2015 and December 31, 2014, we had one contract outstanding, which was entered into on those dates. See Note 6 for details regarding the fair value of these instruments.

The following table presents the (gains) losses on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2015	2014
Currency swaps	(136)	56

Total	$(136)	$56

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$30,814	$30,814	$—	$—
Cash equivalents—commercial paper	6,999	—	6,999	—
Cash equivalents—U.S. government and agency securities	1,500	—	1,500	—
Cash equivalents—corporate bonds	703	—	703	—

Total assets	$40,016	$30,814	$9,202	$—

Liabilities:
Contingent acquisition consideration	$5,179	$—	$279	$4,900

Total liabilities	$5,179	$—	$279	$4,900

	Fair Value Measurement at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents—money market funds	$34,309	$34,309	$—	$—
Cash equivalents—commercial paper	3,000	—	3,000	—
Cash equivalents—U.S. government and agency securities	2,700	—	2,700	—

Total assets	$40,009	$34,309	$5,700	$—

Liabilities:
Contingent acquisition consideration	$270	$—	$270	$—

Total liabilities	$270	$—	$270	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivative instruments is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2015, we had one 30-day forward contract to sell 2.1 million British pound sterling and purchase $3.1 million that together, had an immaterial fair value. At December 31, 2014, we had one 30-day forward contract to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value.

For the contingent acquisition consideration classified as Level 2 at March 31, 2015 and December 31, 2014, fair value approximated book value, and represented the amount to be paid based on actual achievement of the criteria.

At March 31, 2015, the Company recorded approximately $4.9 million in contingent consideration related to the January 2015 acquisition of Swyft Media. The contingent consideration is payable in cash based on the achievement of certain revenue and EBITDA margin targets for the years ending December 31, 2015 through 2016, with a catch-up period for the year ending December 31, 2017, and subject to a cap of $15.0 million. The fair value of this liability was estimated using a Monte Carlo simulation model, relying on significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our expected revenues and EBITDA for each of the measurement periods and the estimated level of risk and volatility around the forecast. The Monte Carlo simulation was relied on to estimate the projected revenues, EBITDA margins, and contingent acquisition consideration payments for each measurement period. The average contingent acquisition consideration payments for the years 2015 through 2017, following 100,000 simulation trials, were discounted to present value to capture the time value of money and counterparty risk, based upon an assessment of the Company’s borrowing risk, and applying its credit rating to adjust the risk free rate.

The changes in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Three Months Ended March 31, 2015
Fair value measurement at the beginning of period	$—
Contingent consideration recorded upon acquisition	4,900

Fair value measurement at end of period	$4,900

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment and software	$14,349	$12,084
Furniture and fixtures	1,468	1,093
Leasehold improvements	5,264	3,498

Total cost	21,081	16,675
Less accumulated depreciation and amortization	(6,459)	(6,097)

Property and equipment, net	$14,622	$10,578

8. Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 were as follows (dollar amounts in thousands):

		March 31, 2015			December 31, 2014
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$59,889	$(47,127)	$12,762	$57,488	$(47,018)	$10,470
Acquired technology	11	54,264	(35,496)	18,768	55,064	(34,411)	20,653
Non-compete agreements	4	12,926	(11,803)	1,123	12,172	(11,862)	310
Indefinite-lived intangible assets:
Trademarks		37,756	—	37,756	38,029	—	38,029
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$169,235	$(94,426)	$74,809	$167,153	$(93,291)	$73,862

9. Debt

On July 13, 2011, the Company entered into a credit agreement (“Credit Facility”), with Wells Fargo Capital Finance, LLC, the administrative agent for a syndicate of Lenders (“Lenders”), which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 1.5% or 2.0% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.5% or 1.0% per annum. At March 31, 2015 our rate, inclusive of applicable margins, was 3.75% for prime. At March 31, 2015, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any.

The Credit Facility contains two financial covenants; a leverage ratio and a fixed charge coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens and engage in sale-leaseback transactions, make loans and investments, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of March 31, 2015.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$29	$30
Interest cost	28	44
Amortization	19	—

Net periodic benefit cost	$76	$74

11. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2015		2014
Provision for income taxes at statutory rate	$3,821	35.0%	$4,744	35.0%
State and local income taxes, net of federal tax benefit	156	1.4%	256	1.9%
Stock compensation	32	0.3%	87	0.6%
Reversal of reserves	(342)	(3.1)%	—	—
Foreign rate differential	(87)	(0.8)%	92	0.7%
Disqualifying dispositions on incentive stock options	(16)	(0.1)%	(17)	(0.1)%
Other, net	(5)	(0.1)%	(54)	(0.4)%

Reported income tax provision	$3,559	32.6%	$5,108	37.7%

As of March 31, 2015, the reserve for uncertain tax positions was approximately $6.5 million. Of this amount, $3.5 million is recorded as a reduction of deferred tax assets and $3.0 million is classified as long term liabilities. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million.

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

	Three Months Ended March 31,
	2015	2014

Numerator:
Net income, as reported	$7,357	$8,445
Less: net income attributable to participating securities	(146)	(128)

Net income available to common shareholders—basic	$7,211	$8,317

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,642,889	39,320,234
Less: weighted-average shares of unvested restricted common stock outstanding	(813,720)	(607,555)

Weighted-average number of common shares used in computing basic net income per common share	38,829,169	38,712,679

Net income per share applicable to common shareholders—basic	$0.19	$0.21

	Three Months Ended March 31,
	2015	2014

Numerator:
Net income available to common shareholders—basic	$7,211	$8,317
Add-back: undistributed earnings allocated to unvested shareholders	70	82
Less: undistributed earnings reallocated to unvested shareholders	(69)	(80)

Net income available to common shareholders—diluted	$7,212	$8,319

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,642,889	39,320,234
Less: weighted-average shares of unvested restricted common stock outstanding	(813,720)	(607,555)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	692,970	1,037,601

Weighted-average number of common shares used in computing diluted net income per common share	39,522,139	39,750,280

Net income per share applicable to common shareholders—diluted	$0.18	$0.21

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options	306,940	144,707
Unvested restricted stock	90,014	73,246
Unvested restricted stock units	7,857	1,140

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common shares over the next two years. Intended to offset shareholder dilution, the Company expects purchases under the program will be made periodically, on the open market as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Directors’ discretion. During the quarter ended March 31, 2015, the Company repurchased a total of 199,900 shares of its common stock in 2015 for an aggregate purchase price of $6.0 million, including brokers’ fees.

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

	Three Months Ended March 31,
	2015	2014
Marketing and selling	$1,266	$1,046
Research and development	542	514
General and administrative	963	700

Total expensed	2,771	2,260
Property and equipment	42	23

Total share based compensation	$2,813	$2,283

In the first quarter of 2015 and 2014, approximately $42 thousand and $23 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of March 31, 2015, the Company had $32.5 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 3.2 years.

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

	Three Months Ended March 31,
	2015	2014
Creative Professional	$20,504	$17,719
OEM	25,542	28,353

Total	$46,046	$46,072

Geographic segment information

The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in South Korea, but the sales are received and recorded by our subsidiary located in the United States, or U.S. In this example, the revenue would be reflected in the United States totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, China, South Korea and Japan. The following summarizes revenue by location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2015		2014
	Revenue	% of Total	Revenue	% of Total
United States	$24,843	54.0%	$23,936	52.0%
United Kingdom	1,848	4.0	2,693	5.8
Germany	5,844	12.7	4,477	9.7
Japan	13,207	28.6	14,714	32.0
Other Asia	304	0.7	252	0.5

Total	$46,046	100.0%	$46,072	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2015	December 31, 2014
Long-lived assets:
United States	$210,951	$189,927
United Kingdom	4,775	5,138
Germany	55,643	62,917
Asia (including Japan)	3,478	3,457

Total	$274,847	$261,439

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one year period. Under the licensing agreements, liability for such indemnity obligations is limited generally to a maximum of total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2015 and December 31, 2014.

16. Subsequent Events

Dividend Declaration

On April 28, 2015 the Company’s Board of Directors declared a $0.10 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2015 and the dividend is payable to shareholders of record on July 21, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Repurchase Program

The Company repurchased 35,700 shares of common stock for $1.2 million in the period of April 1 to April 23, 2015, at an average price per share of $32.84. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share repurchase program (“Plan”). At April 23, 2015, $10.9 million remains for future purchase under the Plan.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2015		2014
	Revenue	% of Total	Revenue	% of Total
	(In millions of dollars, except percentages)
United States	$24,843	54.0%	$23,936	52.0%
United Kingdom	1,848	4.0	2,693	5.8
Germany	5,844	12.7	4,477	9.7
Japan	13,207	28.6	14,714	32.0
Other Asia	304	0.7	252	0.5

Total	$46,046	100.0%	$46,072	100.0%

For the three months ended March 31, 2015 and 2014, revenue by our subsidiaries located outside the United States comprised 46.0% and 48.0%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended March 31, 2015 and 2014, our top ten licensees by revenue accounted for approximately 36.9% and 39.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2015 or 2014, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our text imaging solutions that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our typefaces and technology. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our typefaces and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting may be used.

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

There has been no material change in our critical accounting policies since December 31, 2014. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue:
Creative Professional	44.5%	38.5%
OEM	55.5	61.5

Total revenue	100.0	100.0
Cost of revenue	16.1	14.1
Cost of revenue—amortization of acquired technology	2.5	2.5

Total cost of revenue	18.6	16.6

Gross profit	81.4	83.4
Marketing and selling	28.1	24.1
Research and development	12.6	12.5
General and administrative	15.0	13.5
Amortization of other intangible assets	1.5	3.1

Total operating expenses	57.2	53.2

Income from operations	24.2	30.2
Interest expense, net	0.6	0.6
Loss on foreign exchange	0.2	0.1
(Gain) loss on derivatives	(0.3)	0.1
Other	—	—

Total other expenses	0.5	0.8
Income before provision for income taxes	23.7	29.4
Provision for income taxes	7.7	11.1

Net income	16.0%	18.3%

The following discussion compares the three months ended March 31, 2015 with the three months ended March 31, 2014.

Revenue by Market

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets, Creative Professional and consumer device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended March 31,
	2015	2014	Increase / (Decrease)
Creative Professional	$20,504	$17,719	$2,785
OEM	25,542	28,353	(2,811)

Total revenue	$46,046	$46,072	$(26)

Revenue

Revenue was $46.0 million and $46.1 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.1 million, or 0.1%.

Creative Professional revenue increased $2.8 million, or 15.7%, to $20.5 million for the three months ended March 31, 2015, as compared to $17.7 million for the three months ended March 31, 2014, mainly due to an increase in web and direct revenue. Web revenue increased in the three months ended March 31, 2015, as compared to the same period in 2014, mainly due to increased font license revenue, together with increased sales of our web font services. Increased non-web revenue also contributed to the overall increase in the same period, a result of an increase in sales of our license revenue to enterprise customers. A weakening Euro and British pound sterling, as compared to the U.S. dollar, partially offset these increases.

OEM revenue was $25.5 million and $28.4 million in the first quarter of 2015 and 2014, respectively, a decrease of $2.9 million, or 9.9%, mainly due to lower revenue from per unit royalty arrangements primarily with our printer based OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $7.4 million and $6.5 million in the three months ended March 31, 2015 and 2014, respectively. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 16.1% and 14.1% of total revenue in the three months ended March 31, 2015 and 2014, respectively. The increase in cost of revenue, excluding amortization of acquired technology, as a percentage of revenue was mainly due to product mix. In the first quarter of 2015, Creative Professional revenue was 44.5% of total revenue, as compared to 38.5% of total revenue in the same period in 2014. Our Creative Professional revenue typically has a higher associated cost than our OEM revenue because Creative Professional revenue contains a higher proportion of third party fonts.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended March 31, 2015 and 2014.

Gross profit decreased 2.0 percentage points to 81.4% in the three months ended March 31, 2015, as compared to 83.4% in the three months ended March 31, 2014, mainly the result of product mix. In the three months ended March 31, 2015, we had a higher percentage of Creative Professional revenue in total revenue, as compared to the same period in 2014, which typically has a higher associated cost than our OEM revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $1.9 million, or 16.7%, to $13.0 million in the three months ended March 31, 2015, as compared to $11.1 million in the three months ended March 31, 2014. Personnel expenses increased $0.9 million due to additional headcount primarily from our acquisitions of Swyft Media and FontShop, and increased share based compensation. Increased targeted spending, such as website design, brand promotion and demand generation expense, together contributed $0.9 million to the increase in the first quarter of 2015, as compared to the same period in 2014.

Research and Development. Research and development expense was consistent at $5.8 million in the three months ended March 31, 2015 and 2014, respectively.

General and Administrative. General and administrative expense increased $0.7 million, or 11.3%, to $6.9 million in the three months ended March 31, 2015, as compared to $6.2 million in the three months ended March 31, 2014. Personnel expenses increased $0.7 million in the three months ended March 31, 2015, as compared to the same period in 2014, primarily the result of increased share based compensation. Professional service expenses decreased $0.4 million in the first quarter of 2015, as compared to the same period in 2014, due to the timing of acquisition related and non-recurring expenses. Increased infrastructure expenses, primarily rent and depreciation expense, contributed $0.3 million to the increase, which is principally associated with our new corporate office.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.7 million and $1.4 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.7 million, or 51.0%, primarily a result of an asset that became fully amortized in the fourth quarter of 2014.

Interest Expense, Net

Interest expense, net of interest income was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.1 million, or 15.2%. Interest expense primarily relates to fees associated with our unused line of credit in both periods, as there was no debt outstanding during either period.

Loss on Foreign Exchange

Loss on foreign exchange was $0.1 million and $34 thousand in the three months ended March 31, 2015 and 2014, respectively, an increase of $0.1 million. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.1 million and a loss of $56 thousand in the three months ended March 31, 2015 and 2014, respectively, primarily due to market value changes in our 30-day forward currency contracts.

Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, our effective tax rate was 32.6% and 37.7%, respectively. The effective tax rate for the three months ended March 31, 2015 included a benefit of 3.1% for the reversal of reserves, in connection with a settlement of the tax audit related to the Company’s Japan subsidiary. There was no similar item in the same period in 2014. In addition, the effect of foreign income and dividends resulted in a 1.5% decrease in the 2015 effective tax rate, as compared to 2014. The effective tax rate included a charge of 1.4% for state and local income taxes, net of federal benefit, as compared to a charge of 1.9% in 2014.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2015 and 2014

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $78.8 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings at March 31, 2015. On October 23, 2013, our Board of Directors approved a share repurchase program of up to $50.0 million of our outstanding common stock over the following two years, and in the first quarter of 2015, we used $6.1 million of cash to repurchase shares. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$10,922	$16,786
Net cash used in investing activities	(18,476)	(1,575)
Net cash used in financing activities	(3,404)	(5,508)
Effect of exchange rates on cash and cash equivalents	(602)	40

Total (decrease) increase in cash and cash equivalents	$(11,560)	$9,743

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

We generated $10.9 million in cash from operations during the three months ended March 31, 2015. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, accreted interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $12.9 million in cash. Decreased accrued expenses and decreased prepaid expenses and other assets, net of increased accounts payable used $1.1 million in cash, primarily a result of the payment of 2014 accrued variable compensation amounts. Increased deferred revenue net of increased accounts receivable, generated $0.3 million in cash, mainly due to timing of customer payments. Accrued income taxes used $1.2 million during the quarter ended March 31, 2015.

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

Investing Activities

During the three months ended March 31, 2015 we used $18.5 million in investing activities for the purchase of $4.2 million of property and equipment and $14.3 million for the Swyft Media and FontShop acquisitions. Cash used in investing activities for the three months ended March 31, 2014 was $1.6 million. The purchase of property and equipment used $1.2 million and payments of contingent consideration, in connection with the Design by Front acquisition, used $0.4 million.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 was $3.4 million. We received cash from exercises of stock options of $4.6 million and excess tax benefit on stock options provided $1.2 million. We paid a cash dividend of $3.1 million. We also purchased $6.1 million of treasury stock in the three months ended March 31, 2015.

Cash used in financing activities for the three months ended March 31, 2014 was $5.5 million. We received cash from exercises of stock options of $2.3 million and excess tax benefit on stock options provided $1.4 million. We paid a cash dividend of $2.4 million. We also used $6.8 million to purchase treasury stock in the three months ended March 31, 2014.

Dividends

On February 10, 2015 our Board of Directors approved a $0.10 per share, or $4.0 million, quarterly cash dividend on our outstanding common stock. The record date was April 1, 2015 and the dividend was paid to shareholders on April 21, 2015. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 28, 2015, our Board of Directors approved a $0.10 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2015 and the dividend is payable to shareholders of record on July 21, 2015.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 0.5%, as defined in the credit agreement, or (ii) LIBOR plus 1.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. As of March 31, 2015 our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. The Credit Facility contains financial covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00:1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25:1.00. As of March 31, 2015, our leverage ratio was 0.00:1.00 and our fixed charge ratio was 3.75:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$7,357	$8,445
Provision for income taxes	3,559	5,108
Interest expense, net	234	276
Depreciation and amortization	2,302	2,982

EBITDA	$13,452	$16,811
Share based compensation	2,771	2,260
Non-cash add backs	—	—
Restructuring, issuance and cash non-operating costs (2)	121	(27)
Acquisition expenses	339	58

Adjusted EBITDA(1)	$16,683	$19,102

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. In the past, we have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	As defined in the Credit Facility, an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2015.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from operations	$11,127	$13,918
Depreciation and amortization	2,302	2,982
Share based compensation	2,771	2,260

Net adjusted EBITDA(1)	$16,200	$19,160

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended March 31,
	2015	2014
GAAP earnings per diluted share	$0.18	$0.21
Amortization, net of tax	0.03	0.04
Share based compensation, net of tax	0.05	0.04

Non-GAAP earnings per diluted share(1)	$0.26	$0.29

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $9.2 million and $10.3 million at March 31, 2015 and December 31, 2014, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2015, one customer individually accounted for 17.1% of our gross accounts receivable. As of December 31, 2014, one customer individually accounted for 10.1% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three months ended March 31, 2015 and 2014, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At March 31, 2015 and December 31, 2014, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended March 31, 2015 and 2014, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 46.0% and 48.0%%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $4.6 million, increased expenses by $3.5 million and decreased operating income by $1.1 million for the three months ended March 31, 2015. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2015, we had one contract to sell 2.1 million British pounds sterling and purchase $3.1 million that together, had an immaterial fair value. At December 31, 2014 we had one 30-day contract to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 13, 2015 to January 30, 2015(2)	100,000	$28.32	100,000	$15,302,367
February 2, 2015 to February 27, 2015(1) (2)	50,537	30.97	50,000	13,734,441
March 2, 2015 to March 31, 2015(1) (2)	59,275	27.51	49,900	12,101,040

Total	209,812	$28.78	199,900	$12,101,040

(1)	The Company repurchased 9,912 shares of unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”). The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option Plan and related restricted stock agreement.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased shares on the open market at prevailing market prices.

The Company repurchased 35,700 shares of common stock for $1.2 million in the period of April 1 to April 23, 2015, at an average price per share of $32.84. The Company purchased these shares on the open market at prevailing market prices and in accordance with its share repurchase program (“Plan”). At April 23, 2015, $10.9 million remains for future purchase under the Plan.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: May 1, 2015	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2015	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
Chief Financial Officer, Chief Operating Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

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