Form 10-Q
period 2015-06-30
Monotype Imaging Holdings Inc.
filed 2015-07-29
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 22, 2015 was 39,753,358.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$74,620	$90,325
Accounts receivable, net of allowance for doubtful accounts of $205 at June 30, 2015 and $164 at December 31, 2014	10,085	9,279
Income tax refunds receivable	2,925	2,593
Deferred income taxes	2,763	2,898
Prepaid expenses and other current assets	3,734	4,361

Total current assets	94,127	109,456
Property and equipment, net	15,611	10,578
Goodwill	187,194	176,999
Intangible assets, net	73,556	73,862
Other assets	1,836	3,563

Total assets	$372,324	$374,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$504	$1,156
Accrued expenses and other current liabilities	18,088	24,570
Accrued income taxes payable	477	640
Deferred revenue	8,303	7,107

Total current liabilities	27,372	33,473
Other long-term liabilities	3,274	2,596
Contingent acquisition consideration	4,997	—
Deferred income taxes	35,024	32,960
Reserve for income taxes	3,044	4,637
Accrued pension benefits	5,361	5,679
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 41,701,482 at June 30, 2015 and 40,770,197 at December 31, 2014	41	39
Additional paid-in capital	246,424	232,522
Treasury stock, at cost, 1,982,364 shares at June 30, 2015 and 1,303,737 shares at December 31, 2014	(50,455)	(31,946)
Retained earnings	103,962	98,672
Accumulated other comprehensive loss	(6,720)	(4,174)

Total stockholders’ equity	293,252	295,113

Total liabilities and stockholders’ equity	$372,324	$374,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$46,405	$44,963	$92,451	$91,035
Cost of revenue	7,553	7,322	14,963	13,830
Cost of revenue—amortization of acquired technology	1,134	1,146	2,267	2,291

Total cost of revenue	8,687	8,468	17,230	16,121

Gross profit	37,718	36,495	75,221	74,914
Operating expenses:
Marketing and selling	14,532	11,987	27,508	23,105
Research and development	5,290	4,910	11,089	10,663
General and administrative	7,010	5,386	13,909	11,584
Amortization of other intangible assets	790	1,431	1,492	2,863

Total operating expenses	27,622	23,714	53,998	48,215

Income from operations	10,096	12,781	21,223	26,699
Other (income) expense:
Interest expense	449	256	795	534
Interest income	(145)	(6)	(257)	(8)
Loss on foreign exchange	498	136	612	170
Loss on derivatives	208	158	72	214
Other income, net	(1)	(3)	(2)	(4)

Total other expense	1,009	541	1,220	906

Income before provision for income taxes	9,087	12,240	20,003	25,793
Provision for income taxes	3,183	4,549	6,742	9,657

Net income	$5,904	$7,691	$13,261	$16,136

Net income available to common stockholders—basic	$5,754	$7,532	$12,960	$15,847

Net income available to common stockholders—diluted	$5,755	$7,534	$12,962	$15,847

Net income per common share:
Basic	$0.15	$0.19	$0.33	$0.41

Diluted	$0.15	$0.19	$0.33	$0.40

Weighted-average number of shares outstanding:
Basic	38,826,185	38,714,178	38,827,668	38,713,432
Diluted	39,395,395	39,623,517	39,458,758	39,865,906
Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,904	$7,691	$13,261	$16,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,560	(166)	(2,546)	(161)

Comprehensive income	$7,464	$7,525	$10,715	$15,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$13,261	$16,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	5,970
Loss on retirement of fixed assets	20	9
Amortization of deferred financing costs and accreted interest	258	227
Adjustment to contingent consideration	—	(552)
Share based compensation	6,241	5,016
Excess tax benefit on stock options	(1,726)	(1,951)
Provision for doubtful accounts	105	—
Deferred income taxes	2,317	1,772
Unrealized currency loss (gain) on foreign denominated intercompany transactions	13	(140)
Changes in operating assets and liabilities:
Accounts receivable	(737)	(1,039)
Prepaid expenses and other assets	2,186	353
Accounts payable	(623)	405
Accrued income taxes payable	(131)	4,614
Accrued expenses and other liabilities	(3,164)	(2,540)
Deferred revenue	1,247	1,920

Net cash provided by operating activities	24,363	30,200

Cash flows from investing activities
Purchases of property and equipment	(6,847)	(2,472)
Acquisition of business, net of cash acquired	(14,289)	(1,015)

Net cash used in investing activities	(21,136)	(3,487)

Cash flows from financing activities
Excess tax benefit on stock options	1,726	1,951
Common stock dividends paid	(7,156)	(5,528)
Purchase of treasury stock	(18,601)	(23,881)
Payment of contingent consideration	(289)	—
Proceeds from exercises of common stock options	5,854	3,111

Net cash used in financing activities	(18,466)	(24,347)
Effect of exchange rates on cash and cash equivalents	(466)	27

(Decrease) increase in cash and cash equivalents	(15,705)	2,393
Cash and cash equivalents at beginning of period	90,325	78,411

Cash and cash equivalents at end of period	$74,620	$80,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

3. Recent Accounting Pronouncements

Internal-Use Software

In April 2015, the Financial Accounting Standards Board, or FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The ASU aims to reduce complexity and diversity in practice. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements.

Interest

In April 2015, the FASB, issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. The standard is effective for the Company on January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements, but does not expect the adoption of this standard to have any impact.

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

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance was effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. On July 9, 2015 the FASB voted to approve a one-year deferral of the effective date of this guidance. In accordance with the agreed upon delay, the guidance is effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

The Company acquired Swyft Media for an aggregate purchase price of approximately $17.0 million, consisting of $12.1 million in cash, plus contingent consideration of up to $15.0 million payable through 2018, which had an estimated net present value of $4.9 million. We paid $11.6 million from cash on hand at the time of the acquisition, net of cash acquired. Of the purchase price, approximately $4.7 million and $13.6 million have been allocated to intangible assets and goodwill, respectively. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Swyft Media was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of June 30, 2015, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these condensed consolidated financial statements. Twelve employees joined the Company in connection with the acquisition. See Note 6 for additional information on the fair value measurements for all financial assets and liabilities, including contingent consideration, which is measured at fair value on a recurring basis.

FontShop

On July 14, 2014, the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families, collectively FontShop, for an aggregate purchase price of $14.6 million. We paid $11.9 million from cash on hand at the time of the acquisition, and the remainder, or $2.7 million, was paid in January 2015. Of the final purchase price, $8.5 million and $6.3 million was allocated to intangible assets and goodwill, respectively. The purchase price allocation was finalized as of June 30, 2015. Approximately $6.3 million of the goodwill is expected to be deductible for tax purposes. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, and using assumptions that the Company’s management believes are reasonable given the information that was currently available. On October 9, 2014, FontShop International GmbH was merged into Monotype Germany effective August 1, 2014. Following the merger, FontShop International Inc. became a wholly-owned subsidiary of Monotype Germany. On October 28, 2014, FontShop AG was merged into Monotype Germany. Fifty employees joined the Company in connection with the acquisition.

5. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in loss on derivatives in the accompanying condensed consolidated statements of income. At June 30, 2015 and December 31, 2014 we had one forward foreign exchange contract outstanding, which was entered into on those dates. See Note 6 for details regarding the fair value of these instruments.

The following table presents the losses on our derivative financial instruments which are included in loss on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Currency swaps	$208	$158	$72	$214

Total	$208	$158	$72	$214

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the Codification established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$26,458	$26,458	$—	$—
Cash equivalents—commercial paper	9,249	—	9,249	—
Cash equivalents—corporate bonds	4,319	—	4,319	—

Total assets	$40,026	$26,458	$13,568	$—

Liabilities:
Contingent acquisition consideration	$4,997	$—	$—	$4,997

Total liabilities	$4,997	$—	$—	$4,997

	Fair Value Measurement at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$34,309	$34,309	$—	$—
Cash equivalents—commercial paper	3,000	—	3,000	—
Cash equivalents—U.S. government and agency securities	2,700	—	2,700	—

Total assets	$40,009	$34,309	$5,700	$—

Liabilities:
Contingent acquisition consideration	$270	$—	$270	$—

Total liabilities	$270	$—	$270	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivative instruments is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2015, we had one 30-day forward contract to sell 2.2 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2014, we had one 30-day forward contract to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value.

For the contingent acquisition consideration classified as Level 2 at December 31, 2014, fair value approximated book value, and represented the amount to be paid based on actual achievement of the criteria.

At June 30, 2015, the Company had recorded approximately $5.0 million in contingent consideration related to the January 2015 acquisition of Swyft Media. The contingent consideration is payable in cash based on the achievement of certain revenue and EBITDA margin targets for the years ending December 31, 2015 through 2016, with a catch-up period for the year ending December 31, 2017, and subject to a cap of $15.0 million. The fair value of this liability was estimated using a Monte Carlo simulation model, relying on significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our expected revenues and

EBITDA for each of the measurement periods and the estimated level of risk and volatility around the forecast. The Monte Carlo simulation was relied on to estimate the projected revenues, EBITDA margins, and contingent acquisition consideration payments for each measurement period. The average contingent acquisition consideration payments for the years 2015 through 2017, following 100,000 simulation trials, were discounted to present value to capture the time value of money and counterparty risk, based upon an assessment of the Company’s borrowing risk, and applying its credit rating to adjust the risk free rate.

The changes in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Fair value measurement at the beginning of period	$4,900	$—
Contingent consideration recorded upon acquisition		4,900
Accreted interest	97	97

Fair value measurement at end of period	$4,997	$4,997

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment and software	$17,472	$12,084
Furniture and fixtures	1,122	1,093
Leasehold improvements	3,957	3,498

Total cost	22,551	16,675
Less accumulated depreciation and amortization	(6,940)	(6,097)

Property and equipment, net	$15,611	$10,578

8. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

		June 30, 2015			December 31, 2014
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$60,175	$(47,818)	$12,357	$57,488	$(47,018)	$10,470
Acquired technology	11	54,604	(36,860)	17,744	55,064	(34,411)	20,653
Non-compete agreements	4	12,979	(11,948)	1,031	12,172	(11,862)	310
Indefinite-lived intangible assets:
Trademarks		38,024	—	38,024	38,029	—	38,029
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$170,182	$(96,626)	$73,556	$167,153	$(93,291)	$73,862

9. Debt

On July 13, 2011, the Company entered into a credit agreement (“Credit Facility”), with Wells Fargo Capital Finance, LLC, the administrative agent for a syndicate of Lenders (“Lenders”), which provides the Company with a five-year, $120.0 million secured revolving credit facility. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 0.5% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is either 1.5% or 2.0% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.5% or 1.0% per annum. At June 30, 2015 our rate, inclusive of applicable margins, was 3.75% for prime. At June 30, 2015, the Company had no outstanding debt under the Credit Facility. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit, if any. Such fees are included in interest expense in the accompanying condensed consolidated statements of income.

The Credit Facility contains two financial covenants; a leverage ratio and a fixed charge coverage ratio. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. We were in compliance with all covenants under our Credit Facility as of June 30, 2015.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$30	$29	$59	$59
Interest cost	30	44	58	88
Amortization	19	—	38	—

Net periodic benefit cost	$79	$73	$155	$147

11. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2015		2014
Provision for income taxes at statutory rate	$3,180	35.0%	$4,284	35.0%
State and local income taxes, net of federal tax benefit	130	1.4%	225	1.8%
Stock compensation	30	0.3%	78	0.6%
Foreign rate differential	(99)	(1.1)%	—	—
Disqualifying dispositions of incentive stock options	(3)	—	(25)	(0.2)%
Other, net	(55)	(0.6)%	(13)	—

Reported income tax provision	$3,183	35.0%	$4,549	37.2%

	Six Months Ended June 30,
	2015		2014
Provision for income taxes at statutory rate	$7,001	35.0%	$9,028	35.0%
State and local income taxes, net of federal tax benefit	287	1.4%	481	1.9%
Stock compensation	62	0.3%	165	0.6%
Reversal of reserves	(342)	(1.7)%	—	—
Foreign rate differential	(186)	(0.9)%	178	0.7%
Disqualifying dispositions of incentive stock options	(19)	(0.1)%	(42)	(0.2)%
Other, net	(61)	(0.3)%	(153)	(0.6)%

Reported income tax provision	$6,742	33.7%	$9,657	37.4%

At June 30, 2015, the reserve for uncertain tax positions was approximately $6.5 million. Of this amount, $3.7 million is recorded as a reduction of deferred tax assets and $2.8 million is classified as long term liabilities. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million.

12. Net Income Per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. In accordance with Accounting Standards Codification Topic No. 260, Earnings Per Share, diluted net income per share is calculated using the more dilutive of the following two approaches:

1.	Assume exercise of stock options and vesting of restricted stock using the treasury stock method.

2.	Assume exercise of stock options using the treasury stock method, but assume participating securities (unvested restricted stock) are not vested and allocate earnings to common shares and participating securities using the two-class method.

For the three and six months ended June 30, 2015 and the three months ended June 30, 2014, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. For the six months ended June 30, 2014, the treasury stock method was used in the computation of diluted net income per share, as this approach was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income, as reported	$5,904	$7,691	$13,261	$16,136
Less: net income attributable to participating securities	(150)	(159)	(301)	(289)

Net income available to common shareholders—basic	$5,754	$7,532	$12,960	$15,847

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,873,730	39,555,875	39,758,947	39,438,705
Less: weighted-average shares of unvested restricted common stock outstanding	(1,047,545)	(841,697)	(931,279)	(725,273)

Weighted-average number of common shares used in computing basic net income per common share	38,826,185	38,714,178	38,827,668	38,713,432

Net income per share applicable to common shareholders—basic	$0.15	$0.19	$0.33	$0.41

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders—basic	$5,754	$7,532	$12,960	$15,847
Add-back: undistributed earnings allocated to unvested shareholders (1)	51	96	124	N/A
Less: undistributed earnings reallocated to unvested shareholders (1)	(50)	(94)	(122)	N/A

Net income available to common shareholders—diluted	$5,755	$7,534	$12,962	$15,847

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,873,730	39,555,875	39,758,947	39,438,705
Less: weighted-average shares of unvested restricted common stock outstanding	(1,047,545)	(841,697)	(931,279)	(725,273)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	569,210	909,339	631,090	973,470
Weighted-average number of restricted stock, based on the treasury stock method (2)	N/A	N/A	N/A	179,004

Weighted-average number of common shares used in computing diluted net income per common share	39,395,395	39,623,517	39,458,758	39,865,906

Net income per share applicable to common shareholders—diluted	$0.15	$0.19	$0.33	$0.40

(1)	Adjustments to net income relate to net income per share calculations under the two class method; therefore, it is not applicable, or N/A, for certain periods presented.
(2)	Adjustments pertain to net income per share calculations under the treasury stock method; therefore, it is not applicable, or N/A, for certain periods presented.

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	433,463	689,410	370,201	417,058
Unvested restricted stock	405,522	395,520	247,768	233,813
Unvested restricted stock units	14,825	5,700	11,341	3,420

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program permitting repurchases of up to $50.0 million of the Company’s outstanding shares of common shares for a maximum period of two years. Intended to offset shareholder dilution, the Company made repurchases periodically, on the open market as business and market conditions warrant through June 5, 2015, at which date the maximum amount of repurchases was reached. During the quarter ended June 30, 2015, the Company repurchased a total of 457,128 shares of its common stock for an aggregate purchase price of $12.5 million, including brokers’ fees. Of that amount, the Company purchased 14,278 shares of common stock, for an aggregate purchase price of $0.4 million, including brokers’ fees, in excess of its publicly announced share repurchase program upon the conclusion of the program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Marketing and selling	$1,609	$1,250	$2,875	$2,296
Research and development	644	613	1,186	1,127
General and administrative	1,217	893	2,180	1,593

Total expensed	$3,470	$2,756	$6,241	$5,016
Property and equipment	40	40	82	63

Total share based compensation	$3,510	$2,796	$6,323	$5,079

In the three months ended June 30, 2015 and 2014, approximately $40 thousand and $40 thousand, respectively, and in the six months ended June 30, 2015 and 2014, approximately $82 thousand and $63 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of June 30, 2015, the Company had $30.4 million of unrecognized compensation expense related to employees and directors’ unvested stock option awards, restricted stock units and restricted stock awards that are expected to be recognized over a weighted-average period of 2.9 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Creative Professional	$20,678	$18,266	$41,182	$35,985
OEM	25,727	26,697	51,269	55,050

Total	$46,405	$44,963	$92,451	$91,035

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

	Three Months Ended June 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,520	57.2%	$24,602	54.7%
United Kingdom	1,530	3.3	2,636	5.9
Germany	5,389	11.6	4,210	9.4
Japan	12,773	27.5	13,367	29.7
Other Asia	193	0.4	148	0.3

Total	$46,405	100.0%	$44,963	100.0%

	Six Months Ended June 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$51,363	55.5%	$48,538	53.3%
United Kingdom	3,378	3.7	5,329	5.9
Germany	11,233	12.2	8,687	9.5
Japan	25,980	28.1	28,081	30.9
Other Asia	497	0.5	400	0.4

Total	$92,451	100.0%	$91,035	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2015	December 31, 2014
Long-lived assets:
United States	$210,344	$189,927
United Kingdom	4,992	5,138
Germany	57,500	62,917
Asia (including Japan)	3,525	3,457

Total	$276,361	$261,439

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one year period. Under the licensing agreements, liability for such indemnity obligations is limited generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2015 and December 31, 2014.

16. Subsequent Event

Dividend Declaration

On July 22, 2015 the Company’s Board of Directors declared a $0.10 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2015 and the dividend is payable to shareholders of record on October 21, 2015. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,520	57.2%	$24,602	54.7%
United Kingdom	1,530	3.3	2,636	5.9
Germany	5,389	11.6	4,210	9.4
Japan	12,773	27.5	13,367	29.7
Other Asia	193	0.4	148	0.3

Total	$46,405	100.0%	$44,963	100.0%

	Six Months Ended June 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$51,363	55.5%	$48,538	53.3%
United Kingdom	3,378	3.7	5,329	5.9
Germany	11,233	12.2	8,687	9.5
Japan	25,980	28.1	28,081	30.9
Other Asia	497	0.5	400	0.4

Total	$92,451	100.0%	$91,035	100.0%

For the three months ended June 30, 2015 and 2014, sales by our subsidiaries located outside the United States comprised 42.8% and 45.3%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, sales by our subsidiaries located outside the United States comprised 44.5% and 46.7%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended June 30, 2015 and 2014, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 34.1% and 36.1% of our total revenue, respectively. For the six months ended June 30, 2015 and 2014, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 34.8% and 37.4% of our total revenue, respectively. As Creative Professional revenue growth is expected to continue to outpace OEM revenue growth, we expect total revenue from our top ten licensees to continue to decrease as a percentage of total revenue. Although no one customer accounted for 10% or moreof our total revenue for the three or six months ended June 30, 2015 or 2014, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period. Font related service revenue is mainly subscription based and it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software. We consider both the completed contract and percentage-of-completion method of revenue recognition for contract accounting arrangements. We have the ability to make reasonable estimates, and therefore, typically use the percentage-of-completion method in arrangements subject to contract accounting applying input or output measures, where appropriate. We make certain judgements, by estimating the amount of expenses to be recognized, together with the percent of revenue earned in each particular period.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth items in the condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Revenue:
Creative Professional	44.6%	40.6%
OEM	55.4	59.4

Total revenue	100.0	100.0
Cost of revenue	16.3	16.3
Cost of revenue—amortization of acquired technology	2.4	2.5

Total cost of revenue	18.7	18.8

Gross profit	81.3	81.2
Marketing and selling	31.3	26.7
Research and development	11.4	10.9
General and administrative	15.1	12.0
Amortization of other intangible assets	1.7	3.2

Total operating expenses	59.5	52.8

Income from operations	21.8	28.4
Interest expense, net	0.7	0.6
Loss on foreign exchange	1.1	0.3
Loss on derivatives	0.4	0.3
Other income, net	—	—

Total other expense	2.2	1.2
Income before provision for income taxes	19.6	27.2
Provision for income taxes	6.9	10.1

Net income	12.7%	17.1%

The following discussion compares the three months ended June 30, 2015 with the three months ended June 30, 2014.

Revenue by Market.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014
Creative Professional	$20,678	$18,266	$2,412
OEM	25,727	26,697	(970)

Total revenue	$46,405	$44,963	$1,442

Revenue

Revenue was $46.4 million and $45.0 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $1.4 million, or 3.2%.

Creative Professional revenue increased $2.4 million, or 13.2%, to $20.7 million for the three months ended June 30, 2015, as compared to $18.3 million for the three months ended June 30, 2014, mainly from increased web revenue due to increased font license revenue and increased sales of our web font services.

OEM revenue was $25.7 million and $26.7 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.0 million, or 3.6%. Decreased revenue from per unit royalty arrangements with our printer and display imaging consumer electronic OEM customers was partially offset by increased revenue from our independent software vendor customers, mainly due to the timing of certain non-recurring license deals in the second quarter of 2014.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $7.6 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $0.3 million, or 3.2%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was consistent at 16.3% in the three months ended June 30, 2015 and 2014, respectively. In the second quarter of 2015, as compared to the same period in 2014, custom font design revenue had a lower associated cost, the impact of which was offset by an increase in Creative Professional revenue, which typically has a higher associated cost than our OEM revenue. In the three months ended June 30, 2015, Creative Professional revenue was 44.6% of total revenue, as compared to 40.6% of total revenue in the same period in 2014.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended June 30, 2015 and 2014, respectively.

Gross profit in the three months ended June 30, 2015 and 2014 was consistent at 81.3% and 81.2% of sales, respectively. In the second quarter of 2015, as compared to the same period in 2014, we achieved improved gross profit on custom font development revenue, which was offset by a higher mix of Creative Professional revenue, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $2.5 million, or 21.2%, to $14.5 million in the three months ended June 30, 2015, as compared to $12.0 million in the three months ended June 30, 2014. Personnel expenses increased $1.9 million due to additional headcount primarily from our acquisitions of Swyft Media and FontShop, and increased share based compensation in the three months ended June 30, 2015, as compared to the same period in 2014. Increased infrastructure expenses, primarily rent and depreciation expense, mainly associated with our new corporate office, contributed $0.5 million to the increase in the three months ended June 30, 2015, as compared to the same period in 2014.

Research and Development. Research and development expense was $5.3 million in the three months ended June 30, 2015, as compared to $4.9 million in the three months ended June 30, 2014, an increase of $0.4 million, or 7.7%, primarily from an increase in personnel and consulting expenses.

General and Administrative. General and administrative expense increased $1.6 million, or 30.2%, to $7.0 million in the three months ended June 30, 2015, as compared to $5.4 million in the three months ended June 30, 2014. Personnel and personnel related expenses increased $0.5 million in the three months ended June 30, 2015, as compared to the same period in 2014, mainly due to increases in share based compensation. In the three months ended June 30, 2014, we recognized a $0.6 million reduction in expense due to a revised estimate for contingent acquisition consideration. There was no similar item in the same period in 2015. Higher infrastructure expenses, primarily depreciation and software maintenance expense associated with our new ERP systems, contributed $0.3 million to the overall increase in general and administrative expense.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $0.7 million, or 44.8%, to $0.8 million in the three months ended June 30, 2015, as compared to $1.5 million in the three months ended June 30, 2014, mainly the result of an asset becoming fully amortized in the fall of 2014.

Interest Expense, Net

Interest expense, net of interest income was consistent at $0.3 million for the three months ended June 30, 2015 and 2014. Interest expense, in both periods, consisted mainly of unused line fees in connection with our Credit Facility. There was no debt outstanding during either period.

Loss on Foreign Exchange

Loss on foreign exchange increased $0.4 million, or 266.2%, to $0.5 million for the three months ended June 30, 2015, as compared to $0.1 million for the three months ended June 30, 2014. In the three months ended June 30, 2015, the loss on foreign exchange was primarily due to the strengthening of the British pound sterling, as compared to the U.S. dollar. In the three months ended June 30, 2014, the loss was primarily due to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was consistent at $0.2 million in the three months ended June 30, 2015 and 2014, respectively, due to our 30-day forward currency contracts.

Provision for Income Taxes

For the three months ended June 30, 2015 and 2014, our effective tax rate was 35.0% and 37.2%, respectively. The decrease is primarily due to the effect of foreign income and dividends, which resulted in a 1.1% decrease in the second quarter 2015 effective tax rate, as compared to 2014, and a 0.4% decrease in state and local income taxes, net of federal benefit.

Results of Operations for the Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2015	2014
Revenue:
Creative Professional	44.5%	39.5%
OEM	55.5	60.5

Total revenue	100.0	100.0
Cost of revenue	16.2	15.2
Cost of revenue—amortization of acquired technology	2.4	2.5

Total cost of revenue	18.6	17.7

Gross profit	81.4	82.3
Marketing and selling	29.8	25.5
Research and development	12.0	11.7
General and administrative	15.0	12.7
Amortization of other intangible assets	1.6	3.1

Total operating expenses	58.4	53.0

Income from operations	23.0	29.3
Interest expense, net	0.6	0.6
Loss on foreign exchange	0.6	0.2
Loss on derivatives	0.1	0.2
Other income, net	—	—

Total other expense	1.3	1.0
Income before provision for income taxes	21.7	28.3
Provision for income taxes	7.4	10.6

Net income	14.3%	17.7%

The following discussion compares the six months ended June 30, 2015 with the six months ended June 30, 2014.

Revenue by Market.

The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014
Creative Professional	$41,182	$35,985	$5,197
OEM	51,269	55,050	(3,781)

Total revenue	$92,451	$91,035	$1,416

Revenue

Revenue was $92.5 million and $91.0 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.4 million, or 1.6%.

Creative Professional revenue increased $5.2 million, or 14.4%, to $41.2 million for the six months ended June 30, 2015, as compared to $36.0 million for the six months ended June 30, 2014, mainly from increased web revenue due to increased font license revenue and sales of our web font services.

OEM revenue was $51.3 million and $55.0 million for the six months ended June 30, 2015 and 2014, respectively, a decrease $3.8 million, or 6.9%. Decreased revenue from per unit royalty arrangements with our printer and display imaging consumer electronic OEM customers was partially offset by increased revenue from our independent software vendor customers, mainly due to timing of certain non-recurring license deals in the second quarter of 2014.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $15.0 million and $13.8 million in the six months ended June 30, 2015 and 2014, respectively, an increase of $1.2 million, or 8.2%. As a percentage of total revenue, cost of revenue excluding amortization of acquired technology, was 16.2% and 15.2% in the six months ended June 30, 2015 and 2014, respectively. The increases, in both dollars and as a percentage of revenue, are predominantly due to variations in product mix. Our Creative Professional revenue typically has a higher associated cost than our OEM revenue. In the six months ended June 30, 2015, Creative Professional revenue was 44.5% of total revenue, as compared to 39.5% of total revenue in the same period in 2014.

Amortization of acquired technology was unchanged at $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

Gross profit decreased 0.9% to 81.4% in the six months ended June 30, 2015, as compared to 82.3% in the six months ended June 30, 2014, due to variations in product mix, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $4.4 million, or 19.1%, to $27.5 million in the six months ended June 30, 2015, as compared to $23.1 million in the six months ended June 30, 2014. Personnel expenses increased $2.7 million due to additional headcount primarily from our acquisitions of Swyft Media and FontShop, and increased share based compensation period over period. Targeted marketing spending, including expenses for website redesign and development of marketing materials, increased $0.9 million in the six months ended June 30, 2015, as compared to the same period in 2014. Increased infrastructure expenses, primarily depreciation and rent expense, contributed $0.6 million to the increase in the first half of 2015, as compared to the same period in 2014, which is mainly associated with our new corporate office.

Research and Development. Research and development expense was $11.1 million and $10.7 million in the six months ended June 30, 2015 and 2014, respectively, an increase of $0.4 million, or 4.0%. Personnel expenses increased $0.2 million in the first half of 2015, as compared to the same period in 2014, a result of less custom font development. Increased travel and infrastructure expenses, mainly rent expense, contributed the remainder of the increase.

General and Administrative. General and administrative expense increased $2.3 million, or 20.1% to $13.9 million in the six months ended June 30, 2015, as compared to $11.6 million in the same period in 2014. Personnel and personnel related expenses increased $1.0 million in the six months ended June 30, 2015, as compared to the same period in 2014, primarily the result of increased share based compensation and increased headcount. Increased infrastructure expenses, primarily rent and depreciation expense, contributed $0.9 million to the increase, which is principally associated with our new corporate office. Professional service expenses increased $0.3 million in the first half of 2015, as compared to the same period in 2014, due to the timing of acquisition related and non-recurring expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $1.4 million, or 47.9%, to $1.5 million in the six months ended June 30, 2015, as compared to $2.9 million in the six months ended June 30, 2014, mainly the result of an asset becoming fully amortized in the fall of 2014.

Interest Expense, Net

Interest expense, net of interest income was consistent at $0.5 million for the six months ended June 30, 2015 and 2014. There was no debt outstanding during either the six months ended June 30, 2015 or 2014. Interest expense, in both periods, consisted mainly of unused line fees in connection with our Credit Facility.

Loss on Foreign Exchange

Loss on foreign exchange increased $0.4 million, or 260.0%, to $0.6 million for the six months ended June 30, 2015, as compared to $0.2 million for the six months ended June 30, 2014. In the six months ended June 30, 2015, the loss on foreign exchange was primarily due to the strengthening of the Euro and British pound sterling, as compared to the U.S. dollar. In the six months ended June 30, 2014, the loss was primarily due to the revaluation of liabilities incurred in the acquisition of Design by Front.

Loss on Derivatives

Loss on derivatives was $0.1 million and $0.2 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.1 million, or 66.4%, primarily due to our 30-day forward currency contracts.

Provision for Income Taxes

For the six months ended June 30, 2015 and 2014, our effective tax rate was 33.7% and 37.4%, respectively. The effective tax rate for the six months ended June 30, 2015 included a benefit of 1.7% for the reversal of reserves in connection with a settlement of the tax audit related to the Company’s Japan subsidiary. There was no similar item in the same period in 2014. In addition, the effect of foreign income and dividends resulted in a 0.9% decrease in the 2015 effective tax rate, as compared to an increase of 0.7% in the 2014 effective tax rate. The effective tax rate included a charge of 1.4% for state and local income taxes, net of federal benefit, as compared to a charge of 1.9% in 2014.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2015 and 2014

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $74.6 million and a $120.0 million revolving credit facility, of which there were no outstanding borrowings. On October 23, 2013, our Board of Directors approved a share repurchase program of up to $50.0 million of our outstanding common stock over a maximum two year period. In the first half of 2015, we used $18.2 million in cash to repurchase shares and completed the repurchase program in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$24,363	$30,200
Net cash used in investing activities	(21,136)	(3,487)
Net cash used in financing activities	(18,466)	(24,347)
Effect of exchange rates on cash and cash equivalents	(466)	27

Total (decrease) increase in cash and cash equivalents	$(15,705)	$2,393

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

We generated $24.4 million in cash from operations during the six months ended June 30, 2015. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency loss on foreign denominated intercompany transactions generated $25.6 million in cash. Decreased accrued expenses and income taxes, and accounts payable, offset by decreased prepaid expenses, used $1.5 million in cash, primarily a result of the payment of 2014 accrued variable compensation amounts. Decreased deferred revenue offset by increased accounts receivable generated $0.5 million in cash mainly due to timing of customer payments.

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

Investing Activities

During the six months ended June 30, 2015 we used $21.1 million in investing activities mainly for the purchase of $6.8 million of property and equipment, primarily for new ERP systems and our new corporate office, and $14.3 million for acquisitions. During the six months ended June 30, 2014 we used $3.5 million in investing activities mainly for the purchase of $2.5 million of property and equipment, and $1.0 million for acquisitions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 was $18.5 million. We received cash from exercises of stock options of $5.9 million and excess tax benefit on stock options provided $1.7 million. We paid cash dividends of $7.2 million, made contingent consideration payments of $0.3 million and purchased $18.6 million in treasury stock in the six months ended June 30, 2015.

Cash used in financing activities for the six months ended June 30, 2014 was $24.3 million. We received cash from exercises of stock options of $3.1 million and excess tax benefit on stock options provided $2.0 million. We paid cash dividends of $5.5 million, and purchased $23.9 million in treasury stock in the six months ended June 30, 2014.

Dividends

On April 28, 2015 our Board of Directors approved a $0.10 per share or $3.2 million, quarterly cash dividend on our outstanding common stock. The record date was July 1, 2015 and the dividend was paid to shareholders of record on July 21, 2015. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On July 22, 2015 the Company’s Board of Directors approved a $0.10 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2015 and the dividend is payable to shareholders of record on October 21, 2015.

Credit Facility

On July 13, 2011 we entered into a five-year $120.0 million revolving credit facility (the “Credit Facility”). The Credit Facility replaced the Amended and Restated Credit Agreement, which was scheduled to expire on July 30, 2012. Borrowings under the Credit Facility bear interest based on the leverage ratio at either (i) the prime rate plus 0.5%, as defined in the credit agreement, or (ii) LIBOR plus 1.5%. The Company is required to pay an unused line fee equal to 0.375% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. At June 30, 2015 our rate, inclusive of applicable margins, was 3.75% for prime and we had no outstanding debt under the Credit Facility. There are no required repayments. The Company, in accordance with the Credit Facility, is permitted to request that the Lenders, at their election, increase the secured credit facility to a maximum of $140.0 million.

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

Additional limits are imposed on acquisition related expenses. We also must maintain a minimum fixed charge ratio. As of June 30, 2015, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.83:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by substantially all of our assets and places limits on the Company’s and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,904	$7,691	$13,261	$16,136
Provision for income taxes	3,183	4,549	6,742	9,657
Interest expense, net	304	250	538	526
Depreciation and amortization	2,794	2,988	5,096	5,970

EBITDA	$12,185	$15,478	$25,637	$32,289
Share based compensation	3,470	2,756	6,241	5,016
Non-cash add backs	—	(552)	—	(552)
Restructuring, issuance and cash non-operating costs(2)	78	66	199	39
Acquisition expenses	—	340	339	398

Adjusted EBITDA(1)	$15,733	$18,088	$32,416	$37,190

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.
(2)	As defined in the Credit Facility, an add-back of up to $250 thousand of cash non-operating expense, which is not to exceed $1.5 million when combined together with restructuring and issuance costs.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2015.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations	$10,096	$12,781	$21,223	$26,699
Depreciation and amortization	2,794	2,988	5,096	5,970
Share based compensation	3,470	2,756	6,241	5,016

Net adjusted EBITDA(1)	$16,360	$18,525	$32,560	$37,685

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP earnings per diluted share	$0.15	$0.19	$0.33	$0.40
Amortization, net of tax	0.03	0.04	0.07	0.08
Share based compensation, net of tax	0.06	0.04	0.10	0.08

Non-GAAP earnings per diluted share(1)	$0.24	$0.27	$0.50	$0.56

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $8.8 million and $10.3 million at June 30, 2015 and December 31, 2014, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. None of our customers individually accounted for 10% or more of our gross accounts receivable as of June 30, 2015. At December 31, 2014, one customer individually accounted for 10.1% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2015 and December 31, 2014, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended June 30, 2015 and 2014, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 42.8% and 45.3%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, sales by our subsidiaries located outside North America comprised 44.5% and 46.7%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $4.6 million, increased expenses by $2.8 million and decreased operating income by $1.0 million for the three months ended June 30, 2015. For the six months ended June 30, 2015, a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have would have decreased our revenues by $9.2 million, increased expenses by $5.4 million and decreased operating income by $2.1 million. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At both June 30, 2015 and December 31, 2014 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2015 to April 30, 2015(2)	50,300	$33.08	50,300	$10,437,160
May 1, 2015 to May 29, 2015(2)	336,856	26.73	336,856	1,434,066
June 1, 2015 to June 30, 2015(3)(4)	81,659	22.08	69,972	—

Total	468,815	$26.60	457,128	$—

(1)	The Company announced a two year, $50.0 million share repurchase program on October 31, 2013. The program concluded in June 2015, as the maximum amount available to spend under the program was exhausted. The program was set to expire on October 23, 2015.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased shares on the open market at prevailing market prices.
(3)	The Company purchased 55,691 shares of common stock in accordance with its share repurchase program announced on October 31, 2013. The Company purchased 14,278 shares of common stock in excess of its publicly announced share repurchase program upon the conclusion of the program. The Company purchased all shares on the open market at prevailing market prices.
(4)	The Company repurchased 11,687 shares of unvested restricted stock in accordance with the Amended and Restated 2007 Stock Option and Incentive Plan, and the Second Amended and Restated 2007 Stock Option and Incentive Plan (the “Second Amended 2007 Stock Option Plan”), respectively. The price paid by the Company was determined pursuant to the terms of the 2007 Stock Option Plan and related restricted stock agreements.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: July 29, 2015	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2015	By:	/S/ SCOTT E. LANDERS
Scott E. Landers Chief Financial Officer, Chief Operating Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

10.2	Form of Non-Qualified Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

10.3	Form of Restricted Stock Award Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

10.4	Form of Restricted Stock Unit Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

10.5	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.