Form 10-Q
period 2015-09-30
Monotype Imaging Holdings Inc.
filed 2015-11-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2015 was 39,906,001.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$86,315	$90,325
Accounts receivable, net of allowance for doubtful accounts of $300 at September 30, 2015 and $164 at December 31, 2014	18,460	9,279
Income tax refunds receivable	2,845	2,593
Deferred income taxes	2,409	2,898
Prepaid expense and other current assets	3,590	4,361

Total current assets	113,619	109,456
Property and equipment, net	15,305	10,578
Goodwill	187,136	176,999
Intangible assets, net	71,611	73,862
Other assets	2,490	3,563

Total assets	$390,161	$374,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,779	$1,156
Accrued expenses and other current liabilities	21,775	24,570
Accrued income taxes payable	1,069	640
Deferred revenue	11,180	7,107

Total current liabilities	35,803	33,473
Other long-term liabilities	3,655	2,326
Contingent acquisition consideration	5,055	270
Deferred income taxes	35,218	32,960
Reserve for income taxes, net of current portion	3,392	4,637
Accrued pension benefits	5,418	5,679
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 41,875,191 shares at September 30, 2015 and 40,770,197 shares at December 31, 2014	41	39
Additional paid-in capital	250,764	232,522
Treasury stock, at cost, 1,991,848 shares at September 30, 2015 and 1,303,737 shares at December 31, 2014	(50,455)	(31,946)
Retained earnings	108,013	98,672
Accumulated other comprehensive loss	(6,743)	(4,174)

Total stockholders’ equity	301,620	295,113

Total liabilities and stockholders’ equity	$390,161	$374,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$49,352	$47,063	$141,803	$138,098
Costs and expenses:
Cost of revenue	7,351	7,227	22,314	21,057
Cost of revenue—amortization of acquired technology	1,048	1,144	3,315	3,435

Total cost of revenue	8,399	8,371	25,629	24,492

Gross profit	40,953	38,692	116,174	113,606
Operating expenses:
Marketing and selling	15,472	13,361	42,980	36,466
Research and development	5,155	5,227	16,244	15,890
General and administrative	8,171	6,491	22,080	18,075
Amortization of other intangible assets	862	1,587	2,354	4,450

Total operating expenses	29,660	26,666	83,658	74,881

Income from operations	11,293	12,026	32,516	38,725
Other (income) expense:
Interest expense	253	298	801	832
Interest income	(16)	(33)	(26)	(41)
Loss on foreign exchange	44	817	656	987
Gain on derivatives	(120)	(247)	(48)	(33)
Loss on extinguishment of debt	112	—	112	—
Other expense, net	6	50	4	46

Total other expense	279	885	1,499	1,791

Income before provision for income taxes	11,014	11,141	31,017	36,934
Provision for income taxes	2,975	4,102	9,717	13,759

Net income	$8,039	$7,039	$21,300	$23,175

Net income available to common shareholders—basic	$7,837	$6,899	$20,799	$22,745

Net income available to common shareholders—diluted	$7,838	$6,899	$20,802	$22,745

Net income per common share:
Basic	$0.20	$0.18	$0.54	$0.59

Diluted	$0.20	$0.17	$0.53	$0.57

Weighted average number of shares:
Basic	38,770,626	38,431,031	38,808,446	38,543,401
Diluted	39,230,783	39,487,302	39,382,558	39,663,807
Dividends declared per common share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,039	$7,039	$21,300	$23,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23)	(2,868)	(2,569)	(3,029)

Comprehensive income	$8,016	$4,171	$18,731	$20,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$21,300	$23,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,906	9,147
Loss on retirement of fixed assets	20	78
Loss on debt extinguishment	112	—
Amortization of deferred financing costs and accreted interest	374	337
Adjustment to contingent consideration	—	(1,152)
Share based compensation	9,841	7,835
Excess tax benefit on stock options	(1,692)	(3,011)
Provision for doubtful accounts	210	29
Deferred income taxes	2,578	2,202
Unrealized currency loss on foreign denominated intercompany transactions	161	423
Changes in operating assets and liabilities:
Accounts receivable	(9,385)	(366)
Prepaid expenses and other assets	1,500	934
Accounts payable	653	996
Accrued income taxes payable	1,111	6,493
Accrued expenses and other liabilities	885	(808)
Deferred revenue	4,678	86

Net cash provided by operating activities	40,252	46,398

Cash flows from investing activities
Purchases of property and equipment	(7,805)	(4,474)
Purchases of exclusive license	—	(100)
Acquisition of business, net of cash acquired	(14,289)	(10,621)

Net cash used in investing activities	(22,094)	(15,195)

Cash flows from financing activities
Payment of contingent consideration	(289)	—
Purchase of treasury stock	(18,601)	(26,065)
Common stock dividends paid	(11,128)	(8,670)
Excess tax benefit on stock options	1,692	3,011
Proceeds from exercises of common stock options	6,627	5,285

Net cash used in financing activities	(21,699)	(26,439)
Effect of exchange rates on cash and cash equivalents	(469)	(587)

(Decrease) increase in cash and cash equivalents	(4,010)	4,177
Cash and cash equivalents at beginning of period	90,325	78,411

Cash and cash equivalents at end of period	$86,315	$82,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

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

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance was effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. In August 2015, the FASB deferred the effective date of this guidance; accordingly, the guidance is effective for annual reporting and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

The Company acquired Swyft Media for an aggregate purchase price of approximately $17.0 million, consisting of $12.1 million in cash, plus contingent consideration of up to $15.0 million payable through 2018, which had an estimated net present value of $4.9 million at the date of acquisition. We paid $11.6 million from cash on hand at the time of the acquisition, net of cash acquired. Of the purchase price, approximately $4.7 million and $13.6 million have been allocated to intangible assets and goodwill, respectively. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Swyft Media was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of September 30, 2015, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these condensed consolidated financial statements. Twelve employees joined the Company in connection with the acquisition. See Note 6 for additional information on the fair value measurements for all financial assets and liabilities, including contingent consideration, which is measured at fair value on a recurring basis.

5. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in loss on derivatives in the accompanying condensed consolidated statements of income. At September 30, 2015 and December 31, 2014 we had one forward foreign exchange contract outstanding which was entered into on those dates. See Note 6 for details regarding the fair value of these instruments.

The following table presents the losses and (gains) on our derivative financial instruments which are included in gain on derivatives in our accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Currency swaps	$(120)	$(247)	$(48)	$(33)

Total	$(120)	$(247)	$(48)	$(33)

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$20,626	$20,626	$—	$—
Cash equivalents—U.S. government and agency securities	1,535	—	1,535	—
Cash equivalents—commercial paper	3,905	—	3,905	—
Cash equivalents—corporate bonds	13,971	—	13,971	—

Total assets	$40,037	$20,626	$19,411	$—

Liabilities:
Contingent acquisition consideration	$5,055	$—	$—	$5,055

Total liabilities	$5,055	$—	$—	$5,055

	Fair Value Measurement at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$34,309	$34,309	$—	$—
Cash equivalents—commercial paper	3,000	—	3,000	—
Cash equivalents—U.S. government and agency securities	2,700	—	2,700	—

Total assets	$40,009	$34,309	$5,700	$—

Liabilities:
Contingent acquisition consideration	$270	$—	$270	$—

Total liabilities	$270	$—	$270	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2015, we had one 30-day forward contract to sell 2.3 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2014, we had one 30-day forward contract outstanding to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value.

For the contingent acquisition consideration classified as Level 2 at December 31, 2014, fair value approximated book value, and represented the amount to be paid based on actual achievement of the criteria.

At September 30, 2015, the Company had recorded approximately $5.1 million in contingent consideration related to the January 2015 acquisition of Swyft Media. The contingent consideration is payable in cash based on the achievement of certain revenue and EBITDA margin targets for the years ending December 31, 2015 through 2016, with a catch-up period for the year ending December 31, 2017, and subject to a cap of $15.0 million. The fair value of this liability was estimated using a Monte Carlo simulation model, relying on significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement. The significant inputs in the Level 3 measurement not supported by market activity included our expected revenues and EBITDA for each of the measurement periods and the estimated level of risk and volatility around the forecast. The Monte Carlo simulation was relied on to estimate the projected revenues, EBITDA margins, and contingent acquisition consideration payments for each measurement period. The average contingent acquisition consideration payments for the years 2015 through 2017, following 100,000 simulation trials, were discounted to present value to capture the time value of money and counterparty risk, based upon an assessment of the Company’s borrowing risk, and applying its credit rating to adjust the risk free rate.

The changes in the estimated fair value for our liabilities measured on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Fair value measurement at the beginning of period	$4,997	$—
Contingent consideration recorded upon acquisition	—	4,900
Accreted interest	58	155

Fair value measurement at end of period	$5,055	$5,055

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$15,885	$12,084
Furniture and fixtures	1,691	1,093
Leasehold improvements	5,479	3,498

Total cost	23,055	16,675
Less accumulated depreciation and amortization	(7,750)	(6,097)

Property and equipment, net	$15,305	$10,578

8. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

	Weighted-	September 30, 2015			December 31, 2014
	Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$60,167	$(48,339)	$11,828	$57,488	$(47,018)	$10,470
Acquired technology	11	54,542	(38,118)	16,424	55,064	(34,411)	20,653
Non-compete agreements	4	12,981	(12,050)	931	12,172	(11,862)	310
Indefinite-lived intangible assets:
Trademarks		38,028	—	38,028	38,029	—	38,029
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$170,118	$(98,507)	$71,611	$167,153	$(93,291)	$73,862

9. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank (“SVB”), as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”).

The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2015 our rate, inclusive of applicable margins, was 1.4% for LIBOR. At September 30, 2015, the Company had no outstanding borrowings under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $0.8 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.1 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of September 30, 2015.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$30	$27	$89	$86
Interest cost	29	41	87	129
Amortization	20	1	58	1

Net periodic benefit cost	$79	$69	$234	$216

11. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2015		2014
Provision for income taxes at statutory rate	$3,855	35.0%	$3,899	35.0%
State and local income taxes, net of federal tax benefit	132	1.2%	205	1.8%
Stock compensation	39	0.4%	78	0.7%
Foreign rate differential	(76)	(0.7)%	448	4.0%
Reversal of reserve for income taxes	(689)	(6.3)%	(131)	(1.2)%
Disqualifying dispositions on incentive stock options	(6)	(0.1)%	(62)	(0.6)%
Other, net	(280)	(2.5)%	(335)	(2.9)%

Reported income tax provision	$2,975	27.0%	$4,102	36.8%

	Nine Months Ended September 30,
	2015		2014
Provision for income taxes at statutory rate	$10,856	35.0%	$12,927	35.0%
State and local income taxes, net of federal tax benefit	419	1.3%	686	1.9%
Stock compensation	101	0.3%	243	0.7%
Foreign rate differential	(262)	(0.8)%	626	1.7%
Reversal of reserve for income taxes	(1,031)	(3.3)%	(131)	(0.4)%
Disqualifying dispositions on incentive stock options	(25)	(0.1)%	(104)	(0.3)%
Other, net	(341)	(1.1)%	(488)	(1.4)%

Reported income tax provision	$9,717	31.3%	$13,759	37.2%

At September 30, 2015, the reserve for uncertain tax positions was approximately $6.0 million. Of this amount, $2.7 million is recorded as a reduction of deferred tax assets and $3.3 million is classified as long term liabilities. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million. During the third quarter of 2015, the Company settled a tax audit related to its 2012 U.S. federal tax return. As a result of this settlement, the Company recognized a tax benefit of $0.2 million. Additionally, the Company recognized a tax benefit of $0.5 million in the quarter ended September 30, 2015, as a result of the expiration of the 2011 U.S. federal statute of limitations. The effect of foreign income and dividends resulted in a tax benefit of $0.1 million in the quarter ended September 2015, as compared to $0.4 million expense in the same period in 2014, due to changes in the profitability of the Company’s UK subsidiary, to an income position in 2015 from a loss position in 2014.

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

For the three and nine months ended September 30, 2015, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. For the three and nine months ended September 30, 2014, the treasury stock method was used in the computation of diluted net income per share, as this approach was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income, as reported	$8,039	$7,039	$21,300	$23,175
Less: net income attributable to participating securities	(202)	(140)	(501)	(430)

Net income available to common shareholders—basic	$7,837	$6,899	$20,799	$22,745

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,797,638	39,222,580	39,771,986	39,290,673
Less: weighted-average shares of unvested restricted common stock outstanding	(1,027,012)	(791,549)	(963,540)	(747,272)

Weighted-average number of common shares used in computing basic net income per common share	38,770,626	38,431,031	38,808,446	38,543,401

Net income per share applicable to common shareholders—basic	$0.20	$0.18	$0.54	$0.59

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders—basic	$7,837	$6,899	$20,799	$22,745
Add-back: undistributed earnings allocated to unvested shareholders (1)	105	N/A	227	N/A
Less: undistributed earnings reallocated to unvested shareholders (1)	(104)	N/A	(224)	N/A

Net income available to common shareholders—diluted	$7,838	$6,899	$20,802	$22,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,797,638	39,222,580	39,771,986	39,290,673
Less: weighted-average shares of unvested restricted common stock outstanding	(1,027,012)	(791,549)	(963,540)	(747,272)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	460,157	893,081	574,112	946,674
Weighted-average number of restricted stock outstanding, based on the treasury stock method (2)	N/A	163,190	N/A	173,732

Weighted-average number of common shares used in computing diluted net income per common share	39,230,783	39,487,302	39,382,558	39,663,807

Net income per share applicable to common shareholders—diluted	$0.20	$0.17	$0.53	$0.57

(1)	Adjustments to net income relate to net income per share calculations under the two class method; therefore, it is not applicable, or N/A, for certain periods presented.
(2)	Adjustments pertain to net income per share calculations under the treasury stock method; therefore, it is not applicable, or N/A, for certain periods presented.

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	575,169	307,516	438,524	380,544
Unvested restricted stock	706,865	817	400,800	156,148
Unvested restricted stock units	22,513	2,043	15,065	2,961

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program permitting repurchases of up to $50.0 million of the Company’s outstanding shares of common shares for a maximum period of two years. Intended to offset shareholder dilution, the Company made repurchases periodically, on the open market as business and market conditions warranted, through June 5, 2015, at which date the maximum amount of repurchases was reached. During the nine months ended September 30, 2015, the Company repurchased a total of 657,028 shares of its common stock for an aggregate purchase price of $18.5 million, including brokers’ fees. Of that amount, the Company purchased 14,278 shares of common stock, for an aggregate purchase price of $0.4 million, including brokers’ fees, in excess of its publicly announced share repurchase program upon the conclusion of the program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Marketing and selling	$1,693	$1,257	$4,568	$3,553
Research and development	633	620	1,819	1,747
General and administrative	1,274	942	3,454	2,535

Total expensed	$3,600	$2,819	$9,841	$7,835
Property and equipment	—	39	82	102

Total share based compensation	$3,600	$2,858	$9,923	$7,937

In the three and nine months ended September 30, 2015, approximately $0 and $82 thousand, respectively, and in the three and nine months ended September 30, 2014, approximately $39 thousand and $102 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet.

As of September 30, 2015, the Company had $29.7 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of 2.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Creative Professional	$22,472	$20,118	$63,654	$56,103
OEM	26,880	26,945	78,149	81,995

Total	$49,352	$47,063	$141,803	$138,098

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

	Three Months Ended September 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,154	55.0%	$25,041	53.2%
United Kingdom	4,029	8.2	2,248	4.8
Germany	5,877	11.9	7,131	15.2
Japan	12,235	24.8	12,449	26.4
Other Asia	57	0.1	194	0.4

Total	$49,352	100.0%	$47,063	100.0%

	Nine Months Ended September 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$78,517	55.4%	$73,579	53.3%
United Kingdom	7,407	5.2	7,577	5.5
Germany	17,110	12.1	15,818	11.5
Japan	38,215	26.9	40,530	29.3
Other Asia	554	0.4	594	0.4

Total	$141,803	100.0%	$138,098	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles assets, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2015	December 31, 2014
Long-lived assets:
United States	$208,580	$189,927
United Kingdom	4,736	5,138
Germany	57,262	62,917
Asia (including Japan)	3,474	3,457

Total	$274,052	$261,439

15. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We believe the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2015 and December 31, 2014.

16. Subsequent Events

Dividend Declaration

On October 26, 2015 the Company’s Board of Directors declared a $0.10 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 4, 2016 and the dividend is payable to shareholders of record on January 22, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Overview

We are a leading provider of type, technology and expertise for creative applications and consumer devices. Our vision is that our fonts and technology empower every word and experience. We strive to enable the best user experience and ensure brand integrity, regardless of device, platform or language. We help creative professionals, consumer device manufacturers and independent software vendors connect their brands, content, products and services to consumers and businesses everywhere, from content creation to consumption. Monotype is home to some of the world’s best known typeface collections. Along with our custom type services, our solutions enable customers to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces and brand fidelity by providing for the display of content on any device or platform, as the author intended. We offer more than 25,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta® and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, fontshop.com, linotype.com and fontfont.com, which attracted more than 77 million visits in 2014 from over 200 countries and territories, offer thousands of high-quality font products, in some cases more than 127,000, including our own fonts from the Monotype Libraries as well as fonts from third parties.

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and font related services to creative and business professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. Some of our revenue streams, particularly custom font design service revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended September 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,154	55.0%	$25,041	53.2%
United Kingdom	4,029	8.2	2,248	4.8
Germany	5,877	11.9	7,131	15.2
Japan	12,235	24.8	12,449	26.4
Other Asia	57	0.1	194	0.4

Total	$49,352	100.0%	$47,063	100.0%

	Nine Months Ended September 30,
	2015		2014
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$78,517	55.4%	$73,579	53.3%
United Kingdom	7,407	5.2	7,577	5.5
Germany	17,110	12.1	15,818	11.5
Japan	38,215	26.9	40,530	29.3
Other Asia	554	0.4	594	0.4

Total	$141,803	100.0%	$138,098	100.0%

For the three months ended September 30, 2015 and 2014, sales by our subsidiaries located outside the United States comprised 45.0% and 46.8%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, sales by our subsidiaries located outside the United States comprised 44.6% and 46.7%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our fonts and font technology worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended September 30, 2015 and 2014, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 34.5% and 35.5% of our total revenue, respectively. For the nine months ended September 30, 2015 and 2014, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 34.4% and 36.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or nine months ended September 30, 2015 or 2014, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and when the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services revenue is generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period. Font related service revenue is mainly subscription based and it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon invoicing and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting is used where services are deemed essential to the software. We consider both the completed contract and percentage-of-completion method of revenue recognition for contract accounting arrangements. We have the ability to make reasonable estimates, and therefore, typically use the percentage-of-completion method in arrangements subject to contract accounting applying input or output measures, where appropriate. We make certain judgments by estimating the amount of expenses to be recognized, together with the percent of revenue earned in each particular period.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom font design services. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. Our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. The cost of our custom font design service revenue is substantially higher than the cost of our other revenue and, as a result, our gross margin varies from period-to-period depending on the level of custom font design service revenue recorded.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our Creative Professional business, the cost of our custom font design service revenue is substantially higher than the cost of our other revenue. As a result, our gross profit varies from period-to-period depending on the mix between, and within, Creative Professional and OEM revenue.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth items in the condensed consolidated quarterly statement of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Revenue:
Creative Professional	45.5%	42.7%
OEM	54.5	57.3

Total revenue	100.0	100.0
Cost of revenue	14.9	15.4
Cost of revenue—amortization of acquired technology	2.1	2.4

Total cost of revenue	17.0	17.8

Gross profit	83.0	82.2
Marketing and selling	31.4	28.4
Research and development	10.4	11.1
General and administrative	16.6	13.8
Amortization of other intangible assets	1.7	3.3

Total operating expenses	60.1	56.6

Income from operations	22.9	25.6
Interest expense, net	0.5	0.6
Loss on foreign exchange	0.1	1.7
Gain on derivatives	(0.2)	(0.5)
Loss on extinguishment of debt	0.2	0.1

Total other expense	0.6	1.9
Income before provision for income taxes	22.3	23.7
Provision for income taxes	6.0	8.7

Net income	16.3%	15.0%

Revenues by Market. We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets, Creative Professional and consumer device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
Creative Professional	$22,472	$20,118	$2,354
OEM	26,880	26,945	(65)

Total revenue	$49,352	$47,063	$2,289

Revenue

Revenue was $49.4 million and $47.1 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $2.3 million, or 4.9%.

Creative Professional revenue was $22.5 million and $20.1 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $2.4 million, or 11.7%, mainly due to increased direct revenue. Direct revenue increased partially due to increased sales of our web font services and partially due to increased recurring royalties and licenses of web server applications to enterprise customers.

OEM revenue was consistent at $26.9 million in the three months ended September 30, 2015 and 2014. Decreased printer product royalty revenue was offset by increased license revenue from our display imaging consumer electronic OEM and independent software vendor customers in the third quarter of 2015, as compared to the same period in 2014.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $7.4 million and $7.2 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $0.2 million, or 1.7%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 14.9% and 15.4% for the three months ended September 30, 2015 and 2014, respectively, mainly due to product mix. In the three months ended September 30, 2015, Creative Professional revenue was 45.5% of total revenue, as compared to 42.7% of total revenue in the same period in 2014. Our Creative Professional revenue has a higher associated cost than our OEM revenue because Creative Professional revenue typically contains a higher proportion of third party fonts. Accordingly, when Creative Professional revenue increases as a percentage of total revenue, we would normally expect our overall gross profit percentage to decrease. However, in the three months ended September 30, 2015, as compared to the same period in 2014, our Creative Professional revenue included several large contracts with enterprise customers that did not include third party fonts.

The portion of cost of revenue consisting of amortization of acquired technology was $1.0 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.1 million, or 8.4%.

Gross profit was 83.0% of sales in the three months ended September 30, 2015, as compared to 82.2% in the three months ended September 30, 2014, an increase of 0.8 percentage points. We achieved an improved gross profit on our Creative Professional revenue in the three months ended September 30, 2015, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $15.5 million and $13.4 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $2.1 million, or 15.8%. Personnel expenses increased $1.1 million in the third quarter of 2015, as compared to the same period in 2014, due to additional headcount primarily from our acquisition of Swyft Media, key hiring and higher share based compensation expense. Targeted marketing spending, including branding campaigns and website redesign increased $0.5 million in the three months ended September 30, 2015, as compared to the same period in 2014.

Research and Development. Research and development expense was consistent at $5.2 million in the three months ended September 30, 2015 and 2014.

General and Administrative. General and administrative expense increased $1.7 million, or 25.9%, to $8.2 million in the three months ended September 30, 2015, as compared to $6.5 million in the three months ended September 30, 2014. Personnel and personnel related expenses increased $1.0 million in the three months ended September 30, 2015, as compared to the same period in

2014, mainly due to key hiring and higher share based compensation expense. Higher infrastructure expenses, primarily depreciation and software maintenance associated with our new ERP systems, and facilities related expenses, primarily associated with our new corporate office, contributed $0.6 million to the overall increase in general and administrative expense. In the three months ended September 30, 2014, we recognized a $0.6 million reduction in expense due to an estimate revision for contingent acquisition consideration. There was no similar item in the same period in 2015. These increases were partially offset by a $0.4 million decrease in professional service expenses in the third quarter of 2015, as compared to the same period in 2014, due to the timing of acquisition related expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $0.7 million, or 45.7%, to $0.9 million in the three months ended September 30, 2015, as compared to $1.6 million in the three months ended September 30, 2014 mainly the result of an asset becoming fully amortized in the fourth quarter of 2014.

Interest Expense, Net

Interest expense, net of interest income was $0.2 million and $0.3 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.1 million, or 10.6%. There was no debt outstanding during the three months ended September 30, 2015 or during the same period in 2014. Interest expense in both time periods consists mainly of unused line fees in connection with our previous Credit Facility.

Loss on Foreign Exchange

Losses on foreign exchange were $44 thousand and $0.8 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.8 million primarily due to the revaluation of foreign denominated liabilities.

Gain on Derivatives

Gain on derivatives were $0.1 million and $0.2 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.1 million, or 51.4%, resulting from our short term forward contracts.

Provision for Income Taxes

During the three months ended September 30, 2015 and 2014, our effective tax rate was 27.0% and 36.8%, respectively. The effective tax rate for the three months ended September 30, 2015 included a benefit of 6.4% for the reversal of reserves in connection with a settlement of a U.S. federal tax audit of the Company’s 2012 tax return and the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 1.2% for the reversal of reserves in the 2014 effective tax rate. In addition, the effect of foreign income and dividends resulted in a 0.7% decrease in the 2015 effective tax rate, as compared to an increase of 4.0% in the 2014 effective tax rate, due to the changes in the profitability of the Company’s UK subsidiary, to an income position in 2015 from a loss position in 2014.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Revenue:
Creative Professional	44.9%	40.6%
OEM	55.1	59.4

Total revenue	100.0	100.0
Cost of revenue	15.8	15.2
Cost of revenue—amortization of acquired technology	2.3	2.5

Total cost of revenue	18.1	17.7

Gross profit	81.9	82.3
Marketing and selling	30.3	26.5
Research and development	11.5	11.5
General and administrative	15.5	13.1
Amortization of other intangible assets	1.7	3.2

Total operating expenses	59.0	54.3

Income from operations	22.9	28.0
Interest expense, net	0.5	0.6
Loss on foreign exchange	0.4	0.7
Loss on extinguishment of debt	0.1	—

Total other expense	1.0	1.3
Income before provision for income taxes	21.9	26.7
Provision for income taxes	6.9	9.9

Net income	15.0%	16.8%

Revenue by Market. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
Creative Professional	$63,654	$56,103	$7,551
OEM	78,149	81,995	(3,846)

Total revenue	$141,803	$138,098	$3,705

Revenue

Revenue was $141.8 million and $138.1 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $3.7 million, or 2.7%.

Creative Professional revenue increased $7.6 million, or 13.5%, to $63.7 million for the nine months ended September 30, 2015, as compared to $56.1 million in the same period in 2014, mainly due to increased web and direct revenue. Web revenue increased mainly due to increased desktop license revenue, together with increased sales of our web font services, in the nine months ended September 30, 2015, as compared to the same period in 2014. Direct revenue increased partially due to increased sales of our web server applications licenses to enterprise customers, and partially due to increased web font services and recurring royalty revenues in the nine months ended September 30, 2015, as compared to the same period in 2014.

OEM revenue was $78.1 million and $82.0 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $3.9 million, or 4.7%. Decreased royalty revenue from our printer and display imaging consumer electronic OEM customers was partially offset by increased revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $22.3 million for the nine months ended September 30, 2015, as compared to $21.1 million for the nine months ended September 30, 2014, an increase of $1.2 million, or 6.0%. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 15.8% and 15.2% for the nine months ended September 30, 2015 and 2014, respectively. The increase in cost of revenue, excluding amortization of acquired technology, was mainly due to variations in product mix. In the nine months ended September 30, 2015, Creative Professional revenue was 44.9% of total revenue, as compared to 40.6% of total revenue in the same period in 2014. Our Creative Professional revenue typically has a higher associated cost than our OEM revenue because Creative Professional revenue contains a higher proportion of third party fonts.

Amortization of acquired technology was $3.3 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.1 million, or 3.5%.

Gross profit decreased to 81.9% in the nine months ended September 30, 2015, as compared to 82.3% in the nine months ended September 30, 2014, due to variations in product mix. In the nine months ended September 30, 2015, we had a higher percentage of Creative Professional revenue in total revenue, as compared to the same period in 2014, which typically has a higher associated cost than our OEM revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $6.5 million, or 17.9%, to $43.0 million in the nine months ended September 30, 2015, as compared to $36.5 million in the same period in 2014. Personnel expenses increased $3.8 million due to additional headcount primarily from our acquisitions of Swyft Media and FontShop, and increased share based compensation in the nine months ended September 30, 2015, as compared to the same period in 2014. Targeted marketing spending, including, branding campaigns, website redesign and the development of marketing materials increased $1.7 million, period over period. Increased infrastructure expenses, primarily rent and depreciation, which is mainly associated with our new corporate office, contributed $0.6 million to the increase in the nine months ended September 30, 2015, as compared to the same period in 2014.

Research and Development. Research and development expense was $16.2 million and $15.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.3 million, or 2.2%, mainly from an increase in software license and consulting expenses.

General and Administrative. General and administrative expense increased $4.0 million, or 22.2%, to $22.1 million in the nine months ended September 30, 2015, as compared to $18.1 million in the nine months ended September 30, 2014. Personnel and personnel related expenses increased $2.0 million in the nine months ended September 30, 2015, as compared to the same period in 2014, mainly due to increased share based compensation and key hiring. Higher infrastructure expenses contributed $1.1 million to the overall increase, mainly resulting from increased software maintenance and depreciation expenses, primarily associated with our new ERP systems. In the nine months ended September 30, 2014, we recognized a $1.2 million reduction in expense resulting from an estimate revision of contingent acquisition consideration. There was no similar item in 2015. This was partially offset by a $0.6 million decrease in professional service expenses in the nine months ended September 30, 2015, resulting from the timing of acquisitions and non-recurring expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $2.1 million, or 47.1%, to $2.4 million for the nine months ended September, 30, 2015, as compared to $4.5 million for the nine months ended September 30, 2014, mainly the result of an asset becoming fully amortized in the fourth quarter of 2014.

Interest Expense, Net

Interest expense, net of interest income, was $0.8 million in both the nine months ended September 30, 2015 and 2014. Interest expense in both periods consisted mainly of unused line fees in connection with our previous Credit Facility. There was no debt outstanding during either period.

Loss on Foreign Exchange

Loss on foreign exchange was $0.7 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 million, or 33.4%, mainly due to the revaluation of foreign denominated liabilities.

Gain on Derivatives

Gain on derivatives was $48 thousand and $33 thousand for the nine months ended September 30, 2015 and 2014, respectively, resulting from our short term forward contracts.

Provision for Income Taxes

Our effective tax rate was 31.3% and 37.2% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 included a benefit of 3.3% for the reversal of reserves related to the settlements of tax audits in the U.S. and Japan, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.4% in the 2014 effective tax rate. Additionally, the effect of foreign income and dividends resulted in a 0.8% decrease in the 2015 effective tax rate, as compared to an increase of 1.7% in the 2014 effective tax rate, due to changes in the profitability of the Company’s UK subsidiary from a loss position in 2014, to an income position in 2015. The effective tax rate included a charge of 1.3% for state and local income taxes, net of federal benefit, as compared to a charge of 1.9% in 2014.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $86.3 million and a $150.0 million revolving Credit Facility, of which there were no outstanding borrowings. In the nine months ended September 30, 2015, we used $18.2 million in cash to repurchase shares in connection with our share repurchase program approved in October 2013 and completed in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$40,252	$46,398
Net cash used in investing activities	(22,094)	(15,195)
Net cash used in financing activities	(21,699)	(26,439)
Effect of exchange rates on cash and cash equivalents	(469)	(587)

(Decrease) increase in cash and cash equivalents	$(4,010)	$4,177

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

We generated $40.3 million in cash from operations during the nine months ended September 30, 2015. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, loss on debt extinguishment, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $40.8 million in cash. Increases in accrued expenses and other liabilities, and accounts payable, combined with a decrease in prepaid expenses and other assets generated $3.0 million, which is mainly due to the timing of payments including a higher dividend accrual. Accrued income taxes generated $1.1 million during the nine months ended September 30, 2015. Increased accounts receivable, and decreased deferred revenue used $4.7 million net in cash, which is mainly due to the timing of a large contract signing.

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

Investing Activities

During the nine months ended September 30, 2015, we used $22.1 million in investing activities mainly for the purchase of $7.8 million of property and equipment and $14.3 million for acquisitions. During the nine months ended September 30, 2014, we used $15.2 million in investing activities mainly for the purchase of $4.5 million of property and equipment and $10.7 million for acquisitions.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2015 was $21.7 million. We received cash from the exercises of stock options of $6.6 million and the excess tax benefit on stock options provided $1.7 million. We paid cash dividends of $11.1 million, contingent consideration payments of $0.3 million, and purchased $18.6 million in treasury stock in the nine months ended September 30, 2015.

Cash used in financing activities for the nine months ended September 30, 2014 was $26.4 million. We received cash from the exercises of stock options of $5.3 million and the excess tax benefit on stock options provided $3.0 million. We paid cash dividends of $8.7 million. We also purchased $26.1 million in treasury stock in the nine months ended September 30, 2014.

Dividends

On July 22, 2015 our Board of Directors approved a $0.10 per share or $4.0 million, quarterly cash dividend on our outstanding common stock. The record date was October 1, 2015 and the dividend was paid to shareholders of record on October 21, 2015. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 26, 2015, the Company’s Board of Directors approved a $0.10 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 4, 2016 and the dividend is payable to shareholders of record on January 22, 2016.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank (“SVB”), as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility provides more attractive interest rates and a lower commitment fee than those under the Original Credit Agreement, as defined below. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2015 our rate, inclusive of applicable margins, was 1.4% for LIBOR. At September 30, 2015, the Company had no outstanding debt under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $0.8 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.1 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of September 30, 2015, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.10:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. We were in compliance with all covenants under our Credit Facility as of September 30, 2015.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,039	$7,039	$21,300	$23,175
Provision for income taxes	2,975	4,102	9,717	13,759
Interest expense, net	237	265	775	791
Depreciation and amortization	2,810	3,177	7,906	9,147

EBITDA	$14,061	$14,583	$39,698	$46,872
Share based compensation	3,600	2,819	9,841	7,835
Non-cash add backs	112	(600)	112	(1,152)
Restructuring, issuance and cash non-operating costs	285	753	484	792
Acquisition expenses	—	986	339	1,384

Adjusted EBITDA(1)	$18,058	$18,541	$50,474	$55,731

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2015.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations	$11,293	$12,026	$32,516	$38,725
Depreciation and amortization	2,810	3,177	7,906	9,147
Share based compensation	3,600	2,819	9,841	7,835

Net adjusted EBITDA(1)	$17,703	$18,022	$50,263	$55,707

(1)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP earnings per diluted share	$0.20	$0.17	$0.53	$0.57
Amortization, net of tax	0.04	0.04	0.11	0.13
Share based compensation, net of tax	0.07	0.06	0.17	0.13

Non-GAAP earnings per diluted share(1)	$0.31	$0.27	$0.81	$0.83

(1)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $11.0 million and $10.3 million at September 30, 2015 and December 31, 2014, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. One customer individually accounted for 29.4% of our gross accounts receivable as of September 30, 2015. At December 31, 2014, one customer individually accounted for 10.1% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment.

For the three and nine months ended September 30, 2015 and 2014, no one customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At September 30, 2015 and December 31, 2014, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended September 30, 2015 and 2014, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 45.0% and 46.8%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, sales by our subsidiaries located outside North America comprised 44.6% and 46.7%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $4.9 million, increased expenses by $3.0 million and decreased operating income by $1.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $14.2 million, increased expenses by $8.4 million and decreased operating income by $3.3 million. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. At both September 30, 2015 and December 31, 2014 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 14, 2015 to July 29, 2015	1,275	$0.00	—	$—
August 6, 2015	375	0.00	—	—
September 1, 2015 to September 30, 2015	7,834	0.00	—	—

Total	9,484	$0.00	—	$—

(1)	The Company purchased 8,796 and 688 shares of unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Stock Option Plan”) and the 2010 Inducement Stock Plan, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Stock Option Plan or 2010 Inducement Stock Plan and related restricted stock agreements.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: November 2, 2015	By:	/S/ DOUGLAS J. SHAW
Douglas J. Shaw
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2015	By:	/S/ JOSEPH D. HILL
Joseph D. Hill
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Employment agreement by and between Joseph D. Hill and Monotype Imaging Inc., effective as of September 8, 2015 (1)

10.2	Credit Agreement by and among Monotype Imaging Holdings Inc., as Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined herein) and Silicon Valley Bank, dated as of September 15, 2015. (2)

10.3	Guarantee and Collateral Agreement by and among the Guarantors (as defined therein) and Silicon Valley Bank, dated as of September 15, 2015. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 8, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2015.
*	Filed herewith.
**	Furnished herewith.