Form 10-K
period 2015-12-31
Monotype Imaging Holdings Inc.
filed 2016-02-26
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☑    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2015 was approximately $826,296,642 (assumes officers, directors, and all shareholders beneficially owning 5% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 18, 2016 was approximately 40,071,419.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype Imaging Holdings Inc. is a leading provider of type, technology and expertise for creative applications and consumer devices. Our vision is that our fonts and technology empower every word and experience. We help creative professionals, consumer device manufacturers and independent software vendors connect their brands, content, products and services to consumers and businesses everywhere. Monotype is home to some of the world’s most well-known typeface collections. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user experiences.

To best serve our customers, our business is organized as follows:

Creative Professional—Our focus is to help customers worldwide provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, custom design services, and tools and technologies that enable the creative process, are licensed through our direct sales channel, e-commerce platforms and partner platforms. We work with a wide range of customers, including brands, agencies, publishers, corporations, enterprises, small businesses and individuals.

OEM—Our focus is to provide consumer device manufacturers and independent software vendors, or ISVs, the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems.

Our principal office is located in Woburn, Massachusetts, with regional offices in Los Altos, California; Boulder, Colorado; Elk Grove Village, and Chicago, Illinois; New York, New York; Belfast, Northern Ireland; Penarth, Salfords, and London, United Kingdom; Bad Homburg, and Berlin, Germany; Noida, India; Hong Kong, China; Seoul, South Korea; and Tokyo, Japan.

Industry Overview and Market Opportunity

People and businesses face a world of unparalleled access to content. News, blogs, social media, photos, mobile messaging, videos, movies and television shows are consumed across a growing number of devices as screens and Internet connectivity become ubiquitous. For creative professionals—including brand managers, agencies and other marketing professionals—who author and provide content, an important challenge is creating content once and having it distributed seamlessly and consistently to consumers everywhere, regardless of their consumption medium. For device manufacturers, the challenge is creating a way that allows users to easily consume content with the look the author intended. In all of these environments, consumers look for opportunities to personalize content and express themselves creatively through their social media interactions and messaging. In each case, the goal is to provide a great user experience and a platform for self-expression. We serve a wide spectrum of markets that tap into content creation, distribution and consumption (which we refer to as the “content continuum”) with a range of products, technologies and services that make workflows more efficient, provide a choice of fonts for creativity and expression, and result in a great user experience.

Overarching themes that matter to these markets include:

•

Mobile is the dominant platform. Consumer reliance on traditional personal computers for communication, computing and accessing content is declining rapidly. The majority of the installed base of global Internet devices is smart phones and tablets. Mobile devices provide convenient and ubiquitous connectivity. This migration is changing consumer behavior. In the U.S., mobile is the only platform for media consumption that has shown an increase in share over the last five years, according to Kleiner Perkins partner Mary Meeker’s 2015 Internet Trends report. This pattern is particularly evident among consumers younger than 35.

•

The value of a device comes from its being part of an ecosystem. Manufacturers of consumer electronics as well as other connected devices (e.g. cars, appliances and Internet-of-Things devices) are building products that connect to each other and to the cloud in order to accelerate product innovation and extend the capabilities of these devices. In addition, consumers use their connected devices as platforms for consuming content and communicating with others, both devices and consumers.

•

User networks can be monetized in new ways. A related trend is that device manufacturers and application platform providers are seeking new ways to add value to their customers so that they can find new sources of revenue. Having a network of users creates opportunities for an OEM or an application provider to offer services and add-on options. Examples of diversifying revenue streams include printer manufacturers’ providing managed print services and over-the-top messaging applications’ inclusion of in-app stores for consumers to purchase emoji, games and other virtual goods.

•

Personalization is becoming the foundation for brand relationships. Personalization takes two forms. The first is an extension of the two preceding trends. Connected devices and the desire to monetize devices and application environments provide the capability and incentive for manufacturers and application developers to offer ways for their users to personalize devices, communications and content. The second is an expectation from consumers that content, including advertising, should always be personalized and targeted to the individual. Non-targeted content is increasingly viewed as a distraction or an intrusion. The inverse of this trend is that younger consumers want to participate actively with brands that they perceive as aligning with their lifestyles and values. This desire to interact with specific brands transforms consumers into brand advocates, when communication and targeting are done effectively.

•

Data and analytics are core to the connected world. Underlying effective content targeting is the need for thorough understanding of users and their behavior. Marketers, product developers and media providers all need to draw insights from consumer data that can be incorporated into actions that build consumer loyalty and foster ongoing interactions between the brand and its consumers.

Our customers turn to us for comprehensive, powerful and easy-to-use solutions based on our type, technology and expertise, which address the needs of three types of customers: content creators;

consumer device manufacturers; and independent software vendors. These customers use our products to enhance user experiences and the creation, display and consumption of digital and print content.

Content Creators

Content creators include brands, advertising agencies, graphic designers, printers, publishers, and non-professional creators of content (such as social media users, designers, bloggers and self-publishers). Content creators produce digital and/or printed material, and they seek creative ways to convey meaning and differentiate identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend their brand into new markets. The challenge is to ensure that branding efforts are reflected consistently in every communication, regardless of media. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which travel with the content to a user’s connected device for consistent viewing regardless of the environment, are an example of a solution that addresses the needs of creative professional customers. Social media and messaging platforms offer a wide range of opportunities for consumers (non-professional creatives) to express a personal brand. Stickers, emoji and fonts allow consumers to communicate who they are in fun and expressive ways and may also provide analytics back to the brand.

Consumer Device Manufacturers

Consumer devices are easily recognized as platforms for consuming content. These devices increasingly require robust multimedia functionality, as consumers create and share videos, animations and other rich-media and interactive content across various mobile devices. Consumer device manufacturers must display multimedia content, including text, from these different sources, while being expected to provide a consistent look-and-feel across devices, support worldwide languages and, in many cases, support enhanced personalization. As technologies enable media to move seamlessly from one device to another, scalable, multilingual type and related display solutions that are optimized for these devices become ever more critical. For example:

•

The automotive industry is increasingly moving toward digital displays with complex, worldwide language requirements. In addition, the industry is becoming more aware of legibility as a factor in helping to reduce driver distraction.

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

The market for laser printers and digital copiers is generally more mature than the rest of the consumer device market. As a result, the least expensive end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advances such as a larger number of embedded fonts, enhanced control panel functionality, and creating new printing paradigms and services offerings, including mobile printing and managed print services. The increased capabilities are helping to drive the advancement of the printer industry, particularly the laser printer segment in emerging markets such as Asia. With this in mind, increased reliance by laser printer manufacturers on enhancing technologies to drive value, together with advancing capabilities and functionality of multimedia devices, favor comprehensive global text solutions and related technologies.

Independent Software Vendors and Developers

Similar to consumer devices, software solutions and cloud services are marketed globally. For example, ISVs require multilingual text solutions for product user interfaces as well as a range of type to add functionality to applications. Mobile device game developers want a distinctive and consistent typeface for their games, especially when the game is designed to run on multiple devices and consoles. In addition, developers want to customize their offerings with fonts specific to their vertical market or geographic regions.

ISVs and platform developers are increasingly distributing their solutions through software-as-a-service, cloud-based models and to multiple devices including PCs, mobile phones, game consoles, tablets and other devices. As a result, developers require font technologies that allow products to maintain a consistent, high-quality user experience regardless of the device and its screen resolution.

Our Products

We provide high-quality creative assets and technology solutions that empower marketers to achieve global brand fidelity and drive consistent user experiences across a wide variety of offline and online media. These design assets and user experiences extend to new forms of mobile engagement to broaden a brand’s reach through consumer social endorsement. We also provide the engineering solutions to enable those same global brand fidelity and user experiences via any device screen or printer.

Creative Assets to Build Global Brands and Enhance User Experiences

Type at the forefront

•

The core of our business, the Monotype® Libraries, comprise some of the largest and most trusted inventories of typefaces in the world. Included in the continuously expanding Monotype, Linotype®, FontFont®, ITC®, Ascender™ and Bitstream® collections, which contain more than 16,000 typefaces, are some of the world’s most well-known designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF® Meta® and Droid™ typefaces.

•

Our e-commerce websites including myfonts.com, fonts.com, fontshop.com and linotype.com offer thousands of high-quality font products, including our own libraries as well as fonts from third parties. Our sites attracted more than 80 million visits in 2015 from over 200 countries and territories.

•

Our Fonts.com Web Fonts service features more than 50,000 high-quality web fonts for website design and digital ads. Fonts.com Web Fonts offers a superior range of fonts, language support and workflow capabilities, in addition to multiple licensing options, including subscription plans and self-hosting opportunities. Our hinted web fonts are designed especially for the online environment, providing web designers and content developers with type that upholds a high display quality in any browser.

•

The Monotype Library Subscription is an easy-to-use font subscription service that provides individuals, designers and small teams with the ability to access, install and use typefaces from the Monotype Library. This provides customers with access to more than 9,000 of the world’s most popular fonts for a nominal monthly fee.

•

The Monotype Enterprise License is a program that offers unlimited and instantaneous typeface experimentation and a clear-cut licensing model. It is designed to give brands and agencies the flexibility and dependability they need to create beautiful, consistent brand expressions. Customers can install an unlimited number of desktop fonts from a selection of more than 9,000 fonts from the Monotype Library for an annual fee.

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

Design assets for social brand endorsement

•

Our mobile engagement platform powered by Swyft Media helps brands and advertisers become a part of the world’s largest conversation by creating and distributing branded content that consumers want and share with friends across a wide variety of mobile and social apps.

Technology Foundation to Build and Enable Engaging User Experiences

Global brand engagement and advertising through mobile social channels

•

Swyft Media’s innovative Mobile Engagement Platform gives advertisers and brands an opportunity to use branded ad units like emoji, digital stickers, GIFs, photo frames, photo filters, chat and video to reach and engage millennials and young consumers in the places they spend the most time –mobile and social apps.

Creative tools to build robust user experiences

•

Our web fonts extension for Adobe® Photoshop® CC and version CS5 or higher allows the use of our high-quality web fonts for greater quality and accuracy, and enables users to proof and prototype their work within the Photoshop canvas.

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

•

Our cloud-based SkyFontsTM technology is a patent-pending, lightweight utility that runs in the background of Macintosh® or PC workstations, allowing for the temporary installation of desktop fonts and the ability to sync them on up to five workstations. SkyFonts is integrated into Fonts.com, Google Fonts, MyFonts.com and Membership by Monotype. Paired with these services, SkyFonts provides effortless access to thousands of quality typefaces to browse, try, and install typefaces almost instantly.

•	Our FontExplorer® X Pro and FontExplorer X Server font management solutions provide powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

•	Our Fontwise® product is a comprehensive font license management solution that allows creative and business professionals to audit, manage and purchase font licenses.

Screen Imaging Technologies

•

Our iType® font scaling engine renders high-quality display of text in every major language and in any size on memory-constrained devices, including, but not limited to, automotive displays, mobile phones, e-readers, tablets, set-top boxes and digital cameras, and is fully compatible with the industry-standard TrueType® and OpenType® font formats.

•	Our iType Connects plug-ins streamline the process of integrating iType by providing a pre-integrated solution for common consumer device platforms.

•

Our WorldType® Layout Engine enables consumer devices to accurately compose, position and render multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	Our WorldType Shaper product provides customers with existing layout systems the ability to integrate intelligent shaping and bidirectional capabilities to support complex scripts.

•

Our Monotype® Spark™ software is a small, yet powerful type and technology solution for developing high-quality, scalable text interfaces in low-end platforms with limited run-time memory. Designers and engineers are now able to create flexible, scalable text displays in low and mid-end devices like wearables, medical devices and low-to-mid-end automotive clusters, without investing a substantial amount of work or money in additional hardware or memory. Monotype Spark makes the type on these devices more beautiful and enables product manufacturers to keep development costs low and create an easy path to scale devices to support new languages and character sets in the future.

•

Our Edge rendering technologies preserve the look of high-quality text on a wide range of displays, even at small text sizes. Resolution and display technologies such as LCD or e-paper can significantly affect the visual display of rendered text. Edge Technology encompasses Edge Tuner, the ability to “tune” the rendered output, and Edge Hinting, a method for fine-tuning individual characters. Edge Tuning and Edge Hinting help customers achieve superior visual results using scalable fonts in a low memory footprint.

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

Printer Imaging Technologies

•

Our Universal Font Scaling Technology, or UFST® font scaling engine, and our MicroType® font compression technology, are our primary solutions for laser printer manufacturers. Our font scaling engine and font compression technologies are compatible with virtually all font formats and industry standards, including the PostScript and PCL printing languages.

•	Our printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

Design and Technology Expertise to Support Global Brand Initiatives

•

Our Monotype Studio provides expert consultation and custom type design services to help customers articulate their distinctive brand value through type. We have strong relationships with a broad network of highly talented font designers. Working directly with clients and through branding agencies, our type design experts have developed the branding fonts used by many Fortune 1000 companies.

•

Our Monotype engineers provide technology support and professional services to make the most of our display and printing technologies. We help start-ups to Fortune 1000 companies get their products to market quickly with less risk by using proven, high-quality, scalable solutions.

Competitive Strengths

We are a leading global provider of type, technology and expertise that enable the best user experiences and ensure brand integrity. Our core strengths include:

Type. Our Monotype Libraries, comprised of the Monotype, Linotype, ITC, Ascender, FontFont and Bitstream type collections, are some of the world’s best known inventories of type. Our selection is continuously expanding, adding even more fonts from some of the world’s best type designers. Today, we offer more than 25,000 typeface designs, featuring a rich blend of timeless classics and cutting-edge designs, which support more than 250 Latin and non-Latin languages. Our hinted web fonts provide web designers and content developers with type that displays with high-quality in any browser. Our hinting and rendering technologies for consumer devices ensure high-quality display on any screen, regardless of text size or language used. Our solutions for printer manufacturers ensure high-quality output and flexibility to meet specific requirements.

Technological and Intellectual Property Leadership. Our technologies are key to providing unique, flexible and comprehensive solutions for content creation, distribution and consumption, and we continue to invest in extending our technology and market leadership positions. For example, we offer web fonts that are hand-hinted by experts to deliver a high-quality experience on the web. Our Monotype Spark solution draws from our iType and WorldType Layout solutions to bring high-quality text rendering to low-memory devices, enabling devices such as wearables to improve their user interfaces. The flexibility of our offerings enable us to provide tailored, comprehensive solutions, like the Monotype Portfolio for Automotive, which brings type, technology and expert consultation to the automotive industry.

Expertise, Experienced Leadership and Employee Base. Our expertise in font design and engineering gives us a strong foundation to meet tough challenges in today’s consumer environments. We’re home to some of the world’s top type designers who provide expert consultation and custom design services to help customers articulate their distinctive brand values. Our experts work closely with customers to achieve goals like developing successful brand identities, expanding brands into global markets and managing the consistent use of a brand across an organization. Our employee base includes some of the world’s most experienced professionals who intimately understand typefaces and software.

Established Relationships with Market Leaders. Several of our customer relationships date back 25 years or more. Our OEM customers are many of the largest and most successful companies in each of the markets they serve. In the consumer device space, we provide solutions to market leaders like Google, Apple, Microsoft and Amazon. In the laser printer market, our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our Creative Professional customers include major international media, publishing and marketing solutions companies, such as Hearst Magazines and Pearson, as well as other large publishers and major design firms.

Global and Multi-Channel Presence. In 2015, 2014 and 2013, 45.5%, 47.6% and 45.3% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the United Kingdom,

Germany, China and Japan. Our customers are located throughout the world, and we have built an extensive customer base of creative professionals and OEMs. Our websites including myfonts.com, fonts.com, fontshop.com and linotype.com provide us with a substantial online presence. Our technologies and font IP are crucial to our OEM customers who manufacture high-volume consumer devices that have multimedia functionality and multinational distribution. We support all of the world’s major languages and have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumers of consumer devices, and we have more than 25 years of experience partnering with leading Asian companies such as Ricoh, Samsung, Toshiba and Kyocera Mita.

Attractive Business Model. We have a significant, recurring base of licensing revenues that is based, in part, on multi-year financial commitments by our customers. Our revenues are also highly predictable primarily because of our established relationships with OEMs and quarterly royalty reports we receive from them, the high volume of web transactions and growing recurring direct business. Other revenue contracts have renewable term licenses, and in Creative Professional, our web font service is primarily a subscription-based model, providing a recurring stream of revenue. In addition, the high volume of low-dollar web transactions runs at a predictable rate, which together lends to an overall recurring and predictable revenue base of over approximately 85% of our total revenue. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate which increases our cash flows, due primarily to the tax deductibility of goodwill associated with our U.S. and German subsidiaries and the tax impact of the Bitstream acquisition.

Our Strategy

Our strategy is to provide fonts and other design elements as well as relevant technologies to creative professionals and other content creators directly and through the environments in which they operate to empower their expression, and to device manufacturers, software developers and application providers directly to enable a foundation for a strong user experience and to enable their customers to personalize their user experiences. This strategy relies on our providing the best fonts, design assets, rendering technologies and font distribution technologies.

Our traditional offering focused on two distinct customer groups—creative professionals and device manufacturers. Creative professionals created content for digital and print using individual workstation-based authorship tools. Output was sent to devices that rendered the content using fonts and rendering technology embedded on those devices, whose manufacturers were concerned with creating compelling user experiences and maintaining the look-and-feel of content sent to the devices in a manner consistent with the authors’ intent. These markets and their associated needs have evolved, opening new opportunities for Monotype. While a large amount of content is still produced using workstation-based applications for print-first distribution, more content is being produced for digital only or digital first. Creative workflows are more efficient when web-based tools are used, because they offer greater consistency of experience for the designer and more flexibility for experimentation. Users expect a consistent experience across any device they use to access content. In addition, consumers desire the ability to customize their virtual presence in social media and messaging environments and want to interact with the brands that they view as aligning with their individual lifestyles and values.

From content creation to consumption, we strive to be the first place to turn for the type, technology and expertise that enable the best user experiences and ensure brand integrity, regardless of device, platform or language. Following are the key components of our strategy:

Creative Professional

Empower Creative Professionals with the Right Solutions as Requirements Shift from Print to Mobile, Web and Applications. Our focus is to help customers succeed as workflows and publishing environments become more complex, while building strategic, long-term relationships. To remain competitive, customers such as brands, agencies and publishers are diversifying to support a broad range of publishing environments, including the web, mobile devices, applications, as well as print. We provide a comprehensive selection of solutions, including typeface designs, custom typefaces, worldwide language support and fonts that are tuned to display in the highest quality, regardless of the output medium. Our licensing options provide flexible coverage to meet our customers’ unique and evolving requirements. And our subscription plans, web font offerings and workflow tools enable a high level of flexibility and functionality.

Position and Deliver our Solutions to Meet Evolving Markets and Requirements. The cornerstone of our e-commerce business is the Monotype Libraries, which comprise individual collections, including the Monotype, Linotype, ITC, FontFont, Ascender and Bitstream collections, in addition to fonts from independent foundries and individuals. These fonts are licensed to creative professionals and casual users through our e-commerce sites, including myfonts.com, fonts.com, fontshop.com and linotype.com. Our strong online presence includes access to web fonts, where our inventory of more than 50,000 high quality web fonts. In 2015, our websites attracted more than 80 million visits from over 200 countries and territories. In addition to e-commerce channels, fonts from our libraries as well as custom fonts are also licensed through our direct and indirect sales channels. And as casual users of fonts embrace personalization in the digital world, such as through our Swyft Media and FlipFont offerings, we provide a means for self-expression.

Fulfill Web Font Requirements as Customers Transition to HTML-5-Based Solutions for Digital Marketing Campaigns. Digital Marketing continues to be a significant area of focus for us, where we see opportunities for our fonts as part of dynamic, HTML-5-based marketing campaigns. As this market evolves, we are aligning our offerings in response to market developments, supporting emerging standards and establishing meaningful partnerships with key industry participants. Our goal is to be there for our customers when they are ready to take full advantage of web fonts in rich-media, digital marketing campaigns.

Enhance Personalization and Self Expression Across the Mobile Messaging Ecosystem – from Brands, Advertisers and Platform Providers to the Mass Consumer Marketplace. Mobile messaging apps, photo sharing apps and other social platforms have become the backbone for communicating in today’s world, especially among Millennials and younger consumers. In these environments, consumers are eager to personalize their text messages and their posts with branded content such as digital stickers and emoji. Swyft Media’s Mobile Engagement Platform provides value to stakeholders across the mobile messaging ecosystem and provide access to many of the top messaging applications platforms through partnerships, including Viber, Kik and Kakao Talk. Brands and advertisers are able to reach consumers through branded, monetizable content that is integrated within the social experience. In addition, consumers are able to take advantage of shareable, branded content such as digital stickers and emoji to express themselves. Our goal is to expand opportunities with Swyft Media and provide even more value across the ecosystem.

OEM

Display Imaging

Develop Innovative Solutions to Optimize the Deployment and Consumption of Text on all Digital Displays. Through our type, technology and expertise, we enhance digital lifestyles, regardless of medium or platform. Whether off-the-shelf or customized, our solutions are designed to help customers maintain brand integrity by incorporating text that is highly legible, brand faithful and supports the world’s languages.

Increase Penetration of our Technologies and Fonts into a Wide Range of Device Categories. Our technologies and fonts play an important role in the mass-market success of device categories such as automotive displays, smart TVs, wearables, mobile devices and e-book readers and tablets. We have an established base of customers in these categories, and we will seek to expand within existing accounts as new models are added, or as new product lines are introduced. We intend to continue to pursue new design wins such as next-generation in-vehicle displays, helping customers to meet key requirements including brand integrity, high legibility and worldwide language support.

Diversify into the Wide-Ranging Category, the Internet of Things. The growing market of the Internet of Things represents an emerging opportunity to bring high-quality and scalable text to a vast range of new devices. The Monotype Spark solution, in addition to our fonts, positions us to enable the development of beautiful text interfaces for low-end, memory-constrained devices.

Printer Imaging

Leverage Our Long-Term Relationships. We constantly strive to strengthen these relationships by working closely with OEMs to fulfill evolving requirements, such as providing value-added solutions that differentiate offerings, reduce cost, or capitalize on new technology paradigms. For example, we offer printer manufacturers flexible, high-performance printer driver tool kits that support popular operating systems. OEMs are able to integrate and customize robust printing capabilities to gain a competitive edge. Our flexible architecture, support for multiple print languages and extensive use of common code enables printer manufacturers to speed products to market while reducing development time and costs. Using our solution to support multiple page description languages, in combination with our fonts and drivers, provides a more complete solution. By providing additional technologies and fonts, we seek to increase our value to customers and to expand our presence within our existing customer base.

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

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to selectively pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for our solutions is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. Our acquisition of TextPride, Inc., operating under the name of Swyft Media, a privately-held branded mobile content company on January 30, 2015 has helped us reach new customers, and continues to provide us with an opportunity to add value by including some of the world’s largest and most popular collections of fonts. We acquired FontShop International GmbH and FontShop AG, privately-held font distributors and related intellectual property on July 14, 2014, expanding our reach to customers and enhanced our font library. Our acquisition of Mark Boulton Design Limited, a privately-held Web design studio on April 7, 2014, added to our depth of talented designers.

Our Customers

We are committed to serving the typographic and design needs of our customers. In today’s global marketplace, where brands and technologies cross borders and industries seemingly instantaneously, we remain a trusted source for creative professionals, enterprises, application developers, device manufacturers and others who value and desire the highest-quality type available. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. Our Creative Professional customers include branding and design agencies, as well as leading marketers and publishers. The OEM market consists of both consumer device manufacturers and independent software vendors. In 2015, 2014 and 2013 our revenue in these two markets was as follows (in thousands):

	2015		2014		2013
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$88,074	46%	$76,961	42%	$63,689	38%
OEM	104,345	54%	107,539	58%	102,935	62%

Total	$192,419	100%	$184,500	100%	$166,624	100%

Our solutions are embedded in a broad range of consumer devices and are compatible with most major operating environments. We partner with operating system and software application vendors such as Google, Apple, Microsoft, Oracle and Access, and have made our patented iType scalable font engine available as a plug-in for open source Linux® environments. Additionally, we are an active participant in the development of industry standards which pave the way for support of advanced typographic capabilities across multiple devices. We are active in the development of various technology standards, including the ISO/IEC core font technology standardization work through our participation in the ISO MPEG Committee, various projects coordinated by W3C Web Fonts Working Group and W3C Digital Publishing Interest Group, Interactive Advertising Bureau as an active contributor to the development of new HTML5 Digital Ads Guidelines and IDPF EPUB e-book standards. We serve as a chair of the W3C Web Fonts Working Group demonstrating our commitment of ensuring that web clients and applications effectively support fonts and font technologies, ultimately bringing to web developers and end users the highest level of text quality, performance and flexibility. In the past, we also contributed to a wide variety of standardization activities including the developments of hardware-accelerated vector graphics APIs (The Khronos Group), Java ME platforms for mobile devices (Java Community Project), DVB Multimedia Home Platform and OMA Rich Media Environment.

Our customers are among the world’s leading consumer device manufacturers and most well-known brands, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	web fonts customers including The Economist, Hyundai, Hilton and Pepsi;

•	major software companies including Microsoft, Google and Apple;

•	e-book readers/tablets, including Amazon and Kobo;

•	other multinational corporations such as Condé Nast, Lloyds TSB, Panasonic, Pearson, Sony Computer Entertainment of America, Nintendo, Activision, TiVo, Ubisoft, Adidas and Nike;

•	major international media and marketing solutions companies such as Hearst Magazines;

•	many of the top automotive brands including Chrysler, Ford, Honda, and Hyundai;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp; and

•	major home appliance manufacturers.

In 2015, 2014 and 2013, our top ten licensees by revenue accounted for approximately 33.5%, 35.3% and 37.2% of our total revenue, respectively. In 2015, 2014 and 2013, no one customer accounted for more than 10% of our total revenue. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our revenue. For the quarters ended December 31, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

Marketing and Selling

Our Creative Professional sales representatives directly target prospective clients, primarily publishers, agencies and corporate customers. Our e-commerce websites, myfonts.com, fonts.com, fontshop.com and linotype.com drive sales from professional and casual users. Our web font services offer web fonts by subscription or through self-hosting options to provide for the ability to use fonts in web page design. Our OEM sales efforts are focused primarily on establishing long-term relationships with leading consumer device manufacturers and independent software vendors. Our Swyft Media sales representatives directly target customers who are seeking to engage with consumers through branded virtual goods provided through social and messaging apps.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our solutions. We promote our solutions through a combination of web content, social media outlets, public relations activities, opt-in e-mail newsletters, blogs, editorial articles, brochures, print advertising, case studies, collateral, speaking engagements, special events, exhibitions, educational programs, and attendance and participation at industry conferences and trade shows. We promote our e-commerce websites, myfonts.com, fonts.com, fontshop.com and linotype.com through a combination of affiliate programs, search engine optimization, e-mail marketing and crowdsourcing opportunities.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; Los Altos, California; Boulder, Colorado; New York, New York; Belfast, Northern Ireland; Penarth and Salfords, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; Hong Kong, China; and Tokyo, Japan.

In 2015, 2014 and 2013, we incurred research and development expenses of $21.5 million, or 11.2% of sales, $20.7 million, or 11.2% of sales and $19.9 million, or 11.9% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 18 patents and have 27 patents pending with either the U.S. Patent and Trademark Office or foreign jurisdictions. Some of our most important patents are related to our subpixel rendering technology, our ACTTM compression technology and dynamic subsetting technology. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our Monotype libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including the FreeType™ text renderer, a product of an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with several small players in the emergent space of brand engagement such as, but not limited to, Bitstrips and Snaps. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2015, we employed 494 persons. The table below provides our employees by functional area.

	Number of Employees	Percentage
Marketing and selling	218	44%
Research and development	192	39%
General and administration	84	17%

Total	494	100%

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

Risks Related to Our Industries

Software licensing models are evolving and if we are not able to successfully make our fonts and font technologies available under these models, our business prospects could suffer.

New licensing and business models are evolving in the software industry. For example, as content consumption devices proliferate and content is delivered across a variety of digital and print media, licensing models that provide flexibility across platforms are being introduced. As software licensing models evolve, we may not be successful in adapting to or maintaining these new business models and our business prospects could suffer.

These new licensing and business models include subscription-based licensing for specified time periods in addition to perpetual license fees. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. This may give rise to a number of risks, including:

•	Any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers;

•

Our subscription model could make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term;

•	If customers desire only perpetual licenses, our subscription sales may lag behind our expectations;

•

We may be unsuccessful in maintaining our target pricing, new seat adoption and projected renewal rates; we may select a target price that is not optimal and could negatively affect our sales or earnings; or we may have to rely heavily on promotional rates to achieve target seat adoption, which could reduce average revenue per user; and/or

•

A decline in new or renewed subscription in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenue from our business could suffer.

We face significant competition in the market for type and related technologies. We believe that our most significant competitive threat comes from companies that compete with some of our specific offerings. Those competitors currently include Adobe, Google, FreeType and local providers of solutions whose products are specific to a particular country’s language. We also compete with the internal resources of our customers to whom we license our solutions, most of which have greater financial, technical and other resources than we do. Similarly, we also face competition from font foundries, font-related websites and independent professionals. With the acquisition of Swyft Media, we now compete with companies that provide emojis, stickers and other branded digital content.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do or may have more experience or advantages than we have in the markets in which they compete. These advantages may include, among others:

•	sales and marketing advantages;

•	the recruitment and retention of skilled personnel;

•	the establishment and negotiation of profitable strategic, distribution and customer relationships;

•	the development and acquisition of innovative software technology and the acquisition of software companies;

•	greater ability to experiment with and drive industry-wide adoption of new licensing models;

•	greater ability to pursue larger scale product development and distribution initiatives on a global basis;

•	substantially larger patent portfolios; and

•	operational advantages.

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

As we license our type and technologies into new markets, we could be subject to product liability claims and become involved in product recalls.

If we market and supply our fonts and font technologies to new industries, such as the automotive or medical device industries, we could be subject to product liability claims by such customers or users of our customers’ products. In addition, we may become involved in the recall of a product that is alleged or deemed to be defective due to or in connection with our fonts or font technologies. The successful assertion of a product liability claim or the expenses of a recall and the damage to our reputation could have an adverse effect on our business, results of operations or financial condition.

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

The success of our business is influenced by the interoperability of our solutions with a variety of consumer devices, software applications and operating systems.

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

Certain of our solutions are dependent in part on the licensing and incorporation of technologies from third parties, and we license a substantial number of fonts from third-party designers and all of our sticker and emoji content from third party branded IP holders. For example, we have license agreements with Microsoft, Adobe and others under which we license certain fonts, and our e-commerce sites, including myfonts.com, rely upon the license of type from third parties. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. If any of the technologies we license from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the technologies or fonts we license are subject to infringement claims, then we may incur substantial costs in replacing the licensed technologies or fonts or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement technology and fonts may not be available for license on commercially reasonable terms, or at all, which could subject us to claims by our customers for breach of the terms of our agreements with them.

Our business and prospects depend on the strength of our brands, and if we do not maintain and strengthen our brands, we may be unable to maintain or expand our business.

Maintaining and strengthening the brand of the Monotype Libraries and our other brands is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our type, technology and expertise. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence and relationships with third-party type and technology providers. For example, we will need to ensure our type and technologies are relevant for the evolving digital publishing needs of our Creative Professional customers. If we fail to adapt to changing consumer preferences or if we introduce solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

If we fail to adequately protect our intellectual property, we could lose our intellectual property rights, which could negatively affect our revenue or dilute or undermine the strength of our brands.

Our success is heavily dependent upon our ability to protect our intellectual property which includes our type and technologies. To protect our intellectual property, we rely on a combination of U.S. and international patents, design registrations, copyrights, trademarks, trade secret restrictions, end user license agreements, or EULAs, and the implementation and enforcement of nondisclosure and other contractual restrictions. Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be extremely costly. For example, our ability to enforce intellectual property rights in the actual design of our fonts is limited.

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

Disputes and litigation regarding the ownership of technologies and fonts and rights associated with solutions such as ours are common, and sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. Third parties have from time to time claimed, and in the future may claim, that our products and services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners, including brand owners, pursuant to any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements, and we may not be able to obtain such agreements at all or on terms acceptable to us. We have been in the past involved in litigation with third parties, including Adobe, to defend our intellectual property rights and have not always prevailed.

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

We derive a substantial majority of our revenue from the licensing of our type and technologies to OEMs, including ISVs, and to creative professionals who use our fonts in the content that they create. Some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these customers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements. Moreover, the terms of some of these agreements may be more favorable to us than others. If there is consolidation, for example, through acquisition, within any of the markets that we serve, our financial results may be adversely impacted. In addition, for the years ended December 31, 2015, 2014 and 2013, our top ten licensees by revenue accounted for approximately 33.5%, 35.3% and 37.2% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected.

If standard setting industry leaders were to fail to incorporate, or discontinue their use of, our solutions in their products, our business could be materially and adversely affected.

Major players in our industry have the capacity to dictate business models, technology standards and access to customers. To the extent these industry leaders do not incorporate our solutions into their offerings, we may not be successful in penetrating the markets we target. For example, because of their market position as industry leaders, the incorporation by Hewlett Packard, or HP, of our solutions in its laser printers and the incorporation of our solutions by Adobe in its PostScript product promote widespread adoption of our technologies by manufacturers seeking to maintain compatibility with HP and Adobe. If HP or Adobe were to stop using our solutions in their products, the market acceptance of our technologies by other consumer device manufacturers would be materially and adversely affected, and this would in turn adversely affect our revenue.

We face pressure from our customers to lower our license fees and, to the extent we lower them in the future, our revenue may be adversely affected.

The consumer device markets are highly competitive and consumer device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our type and technologies are a component incorporated into consumer devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. In addition, our Creative Professional business is increasingly comprised of recurring revenue, including subscription-based licensing models. We have in the past, and may in the future, need to lower our recurring license fees, either immediately or over time, to preserve customer relationships or extend use of our type or technologies. To the extent contractual license fees for any particular customer are lower in the future, we cannot be certain that we will be able to achieve related increases in the use of our type or technologies or other benefits to fully offset the effects of these adjustments.

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

A significant portion of our revenue in 2015, 2014 and 2013 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. If sales of printers incorporating our solutions level off, or decline, then our licensing revenue may be adversely affected.

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

We have offices in six foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2015, 2014 and 2013, approximately 45.5%, 47.6% and 45.3%, respectively, of our total revenue was derived from operations outside the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

If we have difficulty finding appropriate partnership and/or acquisition candidates, our ability to execute aspects of our strategic plan may be hindered and, if we do find appropriate acquisition candidates, we may fail to realize the anticipated value of the acquisition.

We intend to pursue selectively complementary acquisitions, strategic partnerships, and third party intellectual property licenses to accelerate our time to market, penetrate new geographies and expand our offering. Execution of our strategy relies on finding and closing partnerships and/or acquisitions that fit with our business and that meet our financial expectations. To the extent that we are unable to identify appropriate opportunities and close deals on acceptable financial terms, we may face hurdles in executing portions of our strategy. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

Completed acquisitions could create risks for us, including:

•	entry into markets that are emerging or in which we have minimal prior experience and where competitors in such markets have stronger market positions;

•	difficulties in assimilating acquired personnel, operations and technologies;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•

unanticipated costs or liabilities associated with such acquisitions, including the need to bring an acquired company into compliance with laws and regulations applicable to our international operations;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•

potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from terminated employees, customers, former stockholders or other third parties;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business;

•	potential incompatibility of business cultures;

•	use of substantial portions of our available cash to consummate such acquisitions; and

•	dilution to current stockholders to the extent we issue equity to consummate such acquisitions.

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

Our ability to generate revenue is affected by the level of business activity of our Creative Professional and OEM customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad, could cause a decrease in consumer and/or business spending and could negatively affect the rate of growth of consumer device markets or of adoption of consumer devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for fonts and font technologies could decline, and our revenue and profitability could be materially and adversely impacted.

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

We have incurred and will incur significant costs, and have and could experience internal resources constraints, associated with the evaluation of and compliance with evolving corporate governance, reporting and other requirements, including requirements under the Sarbanes-Oxley Act and the Massachusetts data protection laws, as well as rules implemented by the SEC and the NASDAQ Global Select Market. In addition, we may incur costs associated with complying with changing laws and regulations governing the operation of a business and the use of customer data in the regions in which we operate. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect that the rules and regulations applicable to us could cause our legal and financial compliance costs to increase and could make some activities more time-consuming and costly. In addition, in the current public company environment, officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. This could negatively impact our future success.

Our quarterly results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	general economic conditions;

•	demand for consumer devices that include our solutions;

•	demand for our fonts and custom font design services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of type and technology offered by us and our competitors;

•	price reductions or business model changes by us or our competitors or changes in how type and related technologies are priced and licensed;

•	the mix of solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by licensing our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like; and

•	timing of billings to customers on royalty reports received by us under our licensing agreements.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, including font designers who are recognized as leaders in the industry and experienced software engineers. These individuals have acquired specialized knowledge and skills with respect to us and our operations. These individuals can be terminated or can leave our employ at any time. Some of these individuals are consultants. Our ability to hire and retain qualified personnel could impact our capacity to maintain our business, and efforts to grow our business could be hindered. If any of these individuals or a group of individuals were to terminate their employment unexpectedly or end their consulting relationship sooner than anticipated, we could face substantial difficulty in hiring qualified successors, could incur significant costs in connection with their termination and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

We have a five-year, $150.0 million secured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank, the administrative agent for a syndicate of Lenders. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate, plus in each case, an applicable margin. The Credit Facility contains certain financial covenants and is secured by substantially all of our assets. In the event that we draw down on the Credit Facility, it could have important consequences to our business or the holders of our common stock, including:

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

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations

Bad Homburg, Germany	Software Development, Marketing, Sales and Administrative	16,000	Leased; expires in December 2017

Woburn, Massachusetts, USA	Software Development, Marketing, Sales, Administrative and Corporate	42,000	Leased; expires September 2022 with two 5-year renewal options

We also maintain fourteen additional leased facilities in Los Altos, California; Boulder, Colorado; Elk Grove Village, and Chicago, Illinois; New York City, New York; Plaistow, New Hampshire; Penarth, Salfords and London, United Kingdom; Berlin, Germany; Noida, India; Hong Kong, China; Seoul, South Korea; and Tokyo, Japan. These additional offices occupy approximately 55,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

	High	Low
Period 2015:
First Quarter	$33.24	$27.52
Second Quarter	33.74	23.83
Third Quarter	25.49	20.99
Fourth Quarter	27.35	21.53
Period 2014:
First Quarter	$32.07	$28.18
Second Quarter	31.16	24.82
Third Quarter	30.64	27.78
Fourth Quarter	29.23	26.77

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $23.01 on February 18, 2016.

Holders

As of February 18, 2016, there were approximately 306 holders of record of our common stock.

Dividends

The following table sets forth, for the dates indicated, dividends declared on our common stock.

Declaration Date	Per share amount
Period 2015:
October 26, 2015	$0.10
July 22, 2015	0.10
April 28, 2015	0.10
February 10, 2015	0.10
Period 2014:
October 28, 2014	$0.08
July 25, 2014	0.08
April 28, 2014	0.08
February 4, 2014	0.08

The Company paid a total of $15.1 million and $11.8 million in dividends during 2015 and 2014, respectively. We anticipate paying cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 8, 2016, our Board of Directors declared a $0.11 per share quarterly cash dividend on our outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2015. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	1,720,025	$16.50	2,713,376
Equity compensation plans not approved by security holders (2)	48,011	$13.06	280,055

Total	1,768,036	$18.57	2,993,431

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our Second Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

(2)	Options issued in connection with our 2012 acquisition of Bitstream Inc. under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. 53,520 shares, 43,486 shares, 35,477 shares and 15,648 shares of restricted stock were also issued in connection with the Swyft Media, Mark Boulton Design, Design By Front Limited and Bitstream Inc. acquisitions, respectively.

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2015.

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2010 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

On January 30, 2015, in connection with our acquisition of Swyft Media, we issued an aggregate of 53,520 shares of our restricted common stock as inducement awards to two employees of Swyft Media who became employees of the Company. On April 7, 2014 and April 14, 2014, in connection with our acquisition of Mark Boulton Design, we issued an aggregate of 43,486 shares of our restricted common stock as inducement awards to seven employees of Mark Boulton Design who became employees of the Company. These issuances were made in compliance with NASDAQ Marketplace Rule 5635(c) and in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

Issuer Purchases of Securities

Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Stock Plan, or 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. The following table provides information about purchases by the Company during the quarter ended December 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted- average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 2, 2015 to October 27, 2015(1)	2,238	$—	—	$—
November 6, 2015 to November 25, 2015(1)	2,268	$—	—	—
December 4, 2015 to December 28, 2015(1)	3,000	$—	—	—

Total	7,506	$—	—	—

(1)	The Company repurchased unvested restricted stock in accordance with either the 2007 Award Plan, or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or 2010 Inducement Plan and related restricted stock agreements.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2012 and 2011, and as of December 31, 2013, 2012 and 2011, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Income Data:
Revenue	$192,419	$184,500	$166,624	$149,861	$123,212
Cost of revenue	30,281	28,583	23,776	21,005	10,155
Cost of revenue—amortization of acquired technology	4,448	4,574	4,560	4,051	3,169

Total cost of revenue	34,729	33,157	28,336	25,056	13,324

Gross profit	157,690	151,343	138,288	124,805	109,888
Marketing and selling	57,297	49,580	42,019	35,953	32,622
Research and development	21,477	20,684	19,897	18,007	16,540
General and administrative	33,343	23,599	19,720	18,908	17,413
Amortization of other intangibles	3,129	5,398	5,963	5,469	5,071

Total operating expenses	115,246	99,261	87,599	78,337	71,646

Income from operations	42,444	52,082	50,689	46,468	38,242
Other (income) expense:
Interest expense, net	919	1,034	1,272	1,725	2,754
Loss on extinguishment of debt	112	—	—	—	422
Other expense, net	938	1,628	1,469	563	446

Total other expense	1,969	2,662	2,741	2,288	3,622
Income before provision for income taxes	40,475	49,420	47,948	44,180	34,620
Provision for income taxes	14,278	16,875	16,863	15,215	11,951

Net income	$26,197	$32,545	$31,085	$28,965	$22,669

Net income available to common stockholders—basic	$25,575	$31,940	$30,582	$28,496	$22,302

Net income available to common stockholders—diluted	$25,579	$31,950	$30,582	$28,510	$22,302

Net income per common share:
Basic	$0.66	$0.83	$0.81	$0.78	$0.63

Diluted	$0.65	$0.81	$0.78	$0.76	$0.61

Weighted-average number of common shares outstanding—basic	38,840,094	38,565,368	37,833,817	36,311,835	35,357,630
Weighted-average number of common shares outstanding—diluted	39,382,566	39,466,717	39,285,651	37,561,953	36,817,379
Cash dividends declared per common share	$0.40	$0.32	$0.24	$0.08	$—

	2015	2014	2013	2012	2011
Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$87,520	$90,325	$78,411	$39,340	$53,850
Total current assets	109,103	109,456	97,013	53,217	64,905
Total assets	391,787	374,458	356,359	320,066	283,822
Total current liabilities	35,288	33,473	28,318	39,273	32,380
Total debt	—	—	—	22,321	37,321
Additional paid-in capital	256,215	232,522	209,376	179,094	167,448
Total stockholders’ equity	307,182	295,113	286,875	235,519	198,361

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of type, technology and expertise for creative professionals and consumer device manufacturers. Our vision is that our fonts and technology empower every word and experience. We help creative professionals, consumer device manufacturers and independent software vendors connect their brands, content, products and services to consumers and businesses everywhere. Monotype is home to some of the world’s most well-known typeface collections. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces. We offer more than 16,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, fontshop.com, and linotype.com, which attracted more than 80 million visits in 2015 from over 200 countries and territories, offer thousands of high-quality font products including our own fonts from the Monotype Libraries, as well as fonts from third parties.

On January 30, 2015, the Company purchased all of the outstanding stock of TextPride, Inc. operating under the name of Swyft Media, a privately-held mobile messaging company located in New York, New York. In connection with the acquisition, TextPride, Inc. was renamed Swyft Media Inc. and became a wholly-owned subsidiary of the Company. Swyft Media’s expertise in the emerging world of branded, in-app mobile messaging content is expected to help the Company reach new customers, with an opportunity to add value by including some of the world’s largest and most popular collections of fonts. The impact of this acquisition was not material to our consolidated financial statements.

The Company acquired Swyft Media for an aggregate purchase price of approximately $17.0 million, consisting of $12.1 million in cash, plus contingent consideration of up to $15.0 million payable through 2018, which had an estimated net present value of $4.9 million at the date of acquisition. We paid $11.6 million from cash on hand at the time of the acquisition, net of cash acquired. Of the final purchase price, approximately $4.7 million and $13.6 million have been allocated to intangible assets and goodwill, respectively. The purchase price allocation was finalized as of December 31, 2015. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Swyft Media was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and using assumptions that the Company’s management believes are reasonable given the information available. Twelve employees joined the Company in connection with the acquisition.

On November 9, 2015, the purchase agreement was amended and the Company accelerated the payment of the contingent consideration. Under the amended agreement, the contingent consideration liability has been fixed at $15.0 million, and is to be paid over the next three years, beginning in the fourth quarter of 2015. The Company paid the non-employee Swyft Media shareholders $5.4 million in the fourth quarter of 2015 and $0.3 million is expected to be paid in 2016. $9.3 million is payable to the Swyft Media founder-shareholders due in installments of approximately $2.0 million to be paid in January 2018 and $7.3 million to be paid in October 2018, contingent upon their continued employment through such dates. Accordingly, the $6.1 million excess of these payments over the accreted balance of the contingent acquisition consideration liability recognized in purchase accounting is being accounted for as deferred compensation, and will be recognized as operating expenses throughout the term over which they are earned, on a straight-line basis. In the quarter ended December 31, 2015, approximately $0.4 million of related compensation expense was recognized and has been included in marketing and selling expense in the accompanying consolidated statement of income.

On July 14, 2014, the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families, collectively FontShop, for an aggregate purchase price of $14.6 million. We paid $11.9 million from cash on hand at the time of the acquisition, and the remainder, or $2.7 million, was paid in January 2015. Of the final purchase price, $8.5 million and $6.3 million was allocated to intangible assets and goodwill, respectively. The purchase price allocation was finalized as of June 30, 2015. Approximately $6.3 million of the goodwill is expected to be deductible for tax purposes. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, and using assumptions that the Company’s management believes were reasonable given the information that was currently available. On October 9, 2014, FontShop International GmbH was merged into Monotype Germany effective August 1, 2014. Following the merger, FontShop International Inc. became a wholly-owned subsidiary of Monotype Germany. On October 28, 2014, FontShop AG was merged into Monotype Germany. Fifty employees joined the Company in connection with the acquisition.

On April 7, 2014, the Company purchased all of the outstanding stock of Mark Boulton Design Limited, a privately-held Web design studio located in Cardiff, Wales, United Kingdom, for $0.8 million in cash. The Company issued approximately $1.0 million in restricted stock awards in connection with the acquisition, which vest based upon continued employment over four years. The purchase price has been allocated to goodwill. The purchase accounting was finalized as of March 31, 2015. None of the goodwill is expected to be deductible for tax purposes. Following the acquisition, Mark Boulton Design Limited became a wholly-owned subsidiary of the Company. Seven former employees of Mark Boulton Design Limited joined the Company in connection with the acquisition.

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

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, the United Kingdom, Germany, India, China and Japan. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our China subsidiary is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to a large international company headquartered in the Republic of Korea, but the sale is received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below.

	2015		2014		2013
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$105,034	54.5%	$96,696	52.4%	$91,037	54.7%
United Kingdom	11,533	6.0	10,716	5.8	7,029	4.2
Germany	23,593	12.3	23,049	12.5	18,331	11.0
Japan	51,521	26.8	53,318	28.9	49,706	29.8
Other Asia	738	0.4	721	0.4	521	0.3

Total	$192,419	100.0%	$184,500	100.0%	$166,624	100.0%

For the years ended December 31, 2015, 2014 and 2013, sales by our subsidiaries located outside North America comprised 45.5%, 47.6% and 45.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the years ended December 31, 2015, 2014 and 2013, our top ten licensees by revenue accounted for approximately 33.5%, 35.3% and 37.2% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2015, 2014 or 2013. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our total revenue. For the quarters ended December 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

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

Our research and development is primarily focused on enhancing the functionality of our fonts and technology solutions, and developing new products. From time to time we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 985-605, Software—Revenue Recognition. Revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports. For example, the Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, arrangements with customers may include multiple deliverables, or multiple elements in a single purchase order or contract. The fee for such arrangement is allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE, and revenue is recognized accordingly. In the absence of VSOE, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient VSOE does exist, or (b) all elements of the arrangement have been delivered. In certain circumstances, the revenue is recognized ratably, in accordance with the revenue recognition guidance.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Font related service revenue is mainly subscription based and it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon payment by the customer and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

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

Our chief operating decision maker, or CODM, our president and chief executive officer, assesses performance and makes resource allocation decisions based on our financial performance. The CODM evaluates financial performance measured by revenue on a consolidated and market basis, and by consolidated net adjusted EBITDA. Annual budgeting, hiring and resource allocation are evaluated based on consolidated and market revenue, and consolidated net adjusted EBITDA. As a result primarily of the aforementioned factors, we operate within a single business segment and reporting unit.

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of December 31. In accordance with Accounting Standards Update, ASU, No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we have opted to perform a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets. For both years presented, 2015 and 2014, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. For both years presented, 2015 and 2014, we assessed qualitative factors of our indefinite-lived intangible assets. In both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

For restricted stock awards and restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, share based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility based on our own stock price history. The expected life of awards is estimated based on actual historical exercise behavior of our employees. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on the actual annual yield.

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

During the years ended December 31, 2015, 2014 and 2013, we recorded total share based compensation of $13.7 million, $10.8 million and $8.2 million, respectively. In 2015, approximately $13.6 million of the $13.7 million was expensed, in 2014, approximately $10.7 million of the $10.8 million was expensed and all of the $8.2 million was expensed in 2013. See Note 13 for further details. As of December 31, 2015, the Company had $27.1 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted-average period of 2.7 years. Some of the restricted stock units granted are subject to performance-based vesting conditions. The vesting for those grants is based on the achievement of specific annual Company revenue targets over three consecutive years; there is no time-based vesting element to these awards. Achievement can be accelerated or cumulative, and there is a catch up provision. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of share based compensation expense was recorded in the financial statements. The remaining performance targets had not been met, and it was determined that it is not probable that the future performance criteria will be met. If the Company had determined that achievement of those performance targets was probable by December 31, 2015, the Company would have $7.7 million of unrecognized compensation expense related to these awards.

Pension Plan

We account for our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. Our unfunded defined benefit pension plan was acquired in connection with our acquisition of our German subsidiary on August 1, 2006. The pension plan was closed to new participants in 2006. The pension plan covers substantially all employees of our German subsidiary who joined our German subsidiary prior to the plan closing. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In each of 2015, 2014 and 2013 we paid $0.1 million to the plan participants. At December 31, 2015 and 2014, our unfunded position was $5.0 million and $5.7 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2015 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $34.7 million. This consists of total deferred tax liabilities of $49.7 million and net deferred tax assets of $15.0 million after providing a valuation allowance of $1.7 million.

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Creative Professional	45.8%	41.7%	38.2%
OEM	54.2	58.3	61.8

Total revenue	100.0	100.0	100.0
Cost of revenue	15.7	15.5	14.3
Cost of revenue—amortization of acquired technology	2.3	2.5	2.7

Total cost of revenue	18.0	18.0	17.0

Gross profit	82.0	82.0	83.0
Marketing and selling	29.8	26.9	25.2
Research and development	11.2	11.2	12.0
General and administrative	17.3	12.8	11.8
Amortization of other intangible assets	1.6	2.9	3.6

Total operating expenses	59.9	53.8	52.6

Income from operations	22.1	28.2	30.4
Interest expense, net	0.5	0.5	0.7
Loss on extinguishment of debt	0.1	—	—
Loss on foreign exchange	0.5	1.0	0.7
(Gain) loss on derivatives	—	(0.1)	0.2

Total other expenses	1.1	1.4	1.6
Income before provision for income taxes	21.0	26.8	28.8
Provision for income taxes	7.4	9.2	10.1

Net income	13.6%	17.6%	18.7%

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

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

	2015	2014	Increase
Creative Professional	$88,074	$76,961	$11,113
OEM	104,345	107,539	(3,194)

Total revenue	$192,419	$184,500	$7,919

Revenue

Revenue was $192.4 million and $184.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of $7.9 million, or 4.3%.

Creative Professional revenue increased $11.1 million, or 14.4%, to $88.1 million for the year ended December 31, 2015, as compared to $77.0 million for the year ended December 31, 2014, primarily due to an increase in direct and web revenue. Direct revenue from our enterprise customers increased partially a result of recurring license web server applications and increased sales of our web fonts, period over period. Web revenue increased partially the result of increased desktop revenue and partially from increased Web Font revenue, due to continued growth, in the year ended December 31, 2015, as compared to the same period in 2014. Desktop revenue increased partially due to increased font license revenue and partially due to a full year of revenue from FontShop.

OEM revenue was $104.3 million and $107.5 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $3.2 million, or 3.0%, mainly due to a decrease in royalty revenue. Royalty revenue from our printer and display imaging consumer electronic OEM customers decreased due to lower volume and was partially offset by increased revenue from our independent software vendor customers, due to the timing of custom project revenue.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $30.3 million for the year ended December 31, 2015, as compared to $28.6 million for the year ended December 31, 2014, an increase of $1.7 million, or 6.0%. The increase in dollars is predominantly due to increased revenue, period over period.

The portion of cost of revenue consisting of amortization of acquired technology was $4.4 million and $4.6 million in the years ended December 31, 2015 and 2014, respectively, a decrease of $0.2 million, or 2.8%.

Gross Profit

Gross profit was consistent at 82.0% of revenue in the years ended December 31, 2015 and 2014, respectively. In 2015, Creative Professional revenue was 45.8% of total revenue, as compared to 41.7% of total revenue in 2014. Typically, our Creative Professional revenue has a higher associated cost than our OEM revenue primarily because Creative Professional revenue often contains a higher proportion of royalty-bearing third party fonts. However, in the year ended December 31, 2015, due to a more favorable product mix within our Creative Professional revenue, our gross profit margins remained consistent despite the increase in Creative Professional revenue relative to our total revenue.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $7.7 million, or 15.6%, to $57.3 million for the year ended December 31, 2015, as compared to $49.6 million for the year ended December 31, 2014, primarily due to personnel expenses. Personnel and personnel related expenses increased $5.6 million, mainly the result of additional headcount from targeted hiring and our Swyft Media acquisition, and increased share based compensation in the year ended December 31, 2015, as compared to the same period in 2014. Marketing and selling expense for the year ended December 31, 2015 also included approximately $0.4 million of compensation expense recognized in connection with an Amendment to the Swyft Media Merger Agreement executed in November 2015. An increase in targeted marketing spending, including, branding campaigns, website redesign and the development of marketing materials, partially offset by a decrease in consulting expenses, together contributed a net increase of $1.2 million, period over period. Infrastructure expenses, primarily depreciation, which is mainly associated with our new corporate office, increased $0.3 million in the year ended December 31, 2015, as compared to the same period in 2014.

Research and Development. Research and development expense was $21.5 million and $20.7 million for the year ended December 31, 2015 and 2014, respectively, an increase of $0.8 million, or 3.8%. Increased outside development work and an increase in the number of software licenses, together provided an increase of $0.4 million period over period. Higher personnel expenses contributed $0.4 million in the year ended December 31, 2015, as compared to the same period in 2014, primarily a result of less custom font development for which expenses are reclassified to cost of sales, and increased severance expenses.

General and Administrative. General and administrative expense increased $9.7 million, or 41.3%, to $33.3 million for the year ended December 31, 2015, as compared to $23.6 million for the year ended December 31, 2014. In the year ended December 31, 2015, we recognized a $3.8 million expense for an Amendment to the Swyft Media Merger Agreement related to fixing the amount of contingent consideration, and in the year ended December 31, 2014, we recognized a $1.2 million reduction in expense resulting from an estimate revision of contingent acquisition consideration in connection with our 2013 acquisition of Design By Front. Personnel and personnel related expenses increased $2.9 million in 2015, as compared to 2014, due to increased share based compensation and key hiring. Higher infrastructure expenses, mainly resulting from increased software maintenance and depreciation expense, and higher audit and consulting expenses, together contributed $3.2 million to the overall increase, primarily due to our new ERP system. Legal expenses decreased $1.6 million in 2015, as compared to 2014, due to the timing of acquisition related expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $2.3 million, or 42.0%, to $3.1 million for the year ended December 31, 2015, as compared to $5.4 million for the year ended December 31, 2014, primarily due to an asset that became fully amortized in October 2014, that was partially offset by an increase due to our acquisition of Swyft Media.

Interest Expense, Net

Interest expense, net of interest income, was $0.9 million and $1.0 million in 2015 and 2014, respectively, a decrease of $0.1 million, or 11.2%, mainly due to a reduction in the commitment fee rate in connection with the refinancing of our Credit Facility in September 2015.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million in the year ended December 31, 2015, which was incurred in connection with the refinancing of our Credit Facility in September 2015. There was no similar item in 2014.

Loss on Foreign Exchange

Loss on foreign exchange decreased $0.8 million, or 46.4%, to $1.0 million in 2015, as compared to $1.8 million in 2014. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables.

Gain on Derivatives

Gain on derivatives was $27 thousand and $0.2 million in 2015 and 2014, respectively, the net result of changes in the market value of our currency derivative contracts.

Provision for Income Taxes

Our effective tax rate was 35.3% and 34.2% for the year ended December 31, 2015 and 2014, respectively. The 2015 effective tax rate included a charge of 3.6% for non-deductible expenses recognized due to the acceleration of the contingent payments associated with the Swyft Media acquisition. In 2014, the effective tax rate included a benefit of 1.3% for the write down of the contingent acquisition consideration. The 2015 effective tax rate included a benefit of 3.2% for the reversal of reserves from the settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.5% for the reversal of reserves in the 2014 effective tax rate. The 2015 effective tax rate included a charge of 1.0% for state and local income taxes, net of federal benefit, as compared to a charge of 1.7% in 2014. The foreign rate differential was a benefit of 0.5% in 2015, as compared to charge of 0.1% in 2014.

As of December 31, 2015, the total amount of unrecognized tax benefits was $5.5 million, as compared to a balance of $8.1 million in 2014, mainly due to the settlement of tax audits and expiration of the statute of limitations on reserves related to our 2011 tax returns. We classify potential interest and penalties as a component of tax expense. As of December 31, 2015 and 2014 we had $0.1 million and $0.2 million of accrued interest and penalties, respectively.

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

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $7.6 million, or 18.0%, to $49.6 million for the year ended December 31, 2014, as compared to $42.0 million for the year ended December 31, 2013. Personnel expenses increased $4.8 million, mainly the result of additional headcount partially from our acquisition of FontShop and other targeted hiring, increased share based compensation and variable compensation in the year ended December 31, 2014, as compared to the same period in 2013. Increased marketing activities, such as demand generation, brand promotions, tradeshows and online advertising contributed to a $2.7 million increase period over period.

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

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $87.5 million and a $150.0 million revolving credit facility, of which there were no outstanding borrowings at December 31, 2015. In the year ended December 31, 2015, we used $18.2 million in cash to repurchase shares in connection with our share repurchase program approved in October 2013 and completed in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$53,364	$61,579	$51,336
Net cash used in investing activities	(22,927)	(19,541)	(2,196)
Net cash used in financing activities	(32,552)	(29,122)	(10,086)
Effect of exchange rates on cash and cash equivalents	(690)	(1,002)	17

Total (decrease) increase in cash and cash equivalents	$(2,805)	$11,914	$39,071

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

In 2015, we generated $53.4 million in cash from our operations. Net income after adjusting for depreciation and amortization, loss on retirement of fixed assets, loss on debt extinguishment, amortization of deferred financing costs and accreted interest, adjustment to contingent consideration, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency (loss) gain on foreign denominated intercompany generated $58.5 million in cash. In connection with the Amendment to the Swyft Media Merger Agreement executed in November 2015, we used $6.2 million in cash to fund an escrow account to be used for the payments due in 2018 under the Agreement. As the balance may only be utilized for such payments, it has been classified as restricted cash in our balance sheet as of December 31, 2015 and included in operating and financing activities. Increases in accrued expenses and other liabilities, and accounts payable, combined with a decrease in prepaid expenses and other assets generated $2.0 million, which is mainly due to the timing of payments including a higher dividend accrual. Accrued income taxes generated $1.9 million during 2015. Increased accounts receivable and deferred revenue used $2.8 million in cash, which is mainly due to the timing of a couple large deals.

In 2014, we generated $61.6 million in cash from our operations. Net income after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs and accreted interest, adjustment to contingent consideration, share based compensation, provision for doubtful accounts, deferred income taxes, unrealized currency (loss) gain on foreign denominated intercompany and derivatives loss generated $57.7 million in cash. Increases in accounts receivable and deferred revenue used $0.9 million in cash, mainly due to timing of customer payments. Increases in prepaid expenses and other assets used $1.9 million in cash mainly due to insurance renewals and software licensing agreements paid prior to year-end. Increases in accrued expenses and other liabilities generated $2.8 million in cash partially due to increased accruals related to increased dividend declared at December 31, 2014 compared to December 31, 2013. Accrued income taxes and excess tax benefit on stock options generated $3.8 million in cash during 2014.

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

Investing Activities

During 2015, we used $22.9 million in investing activities for the purchase of $8.6 million of property and equipment and $14.3 million for acquisitions. During 2014, we used $19.5 million in investing activities for the purchase of $8.0 million of property and equipment and $11.5 million for acquisitions. During 2013, we used $2.2 million in investing activities mainly due to the purchase of property and equipment.

Financing Activities

Cash used in financing activities in 2015 was $32.6 million. We received cash from exercises of stock options of $8.2 million and excess tax benefit on stock options provided $1.8 million. We paid shareholder dividends of $15.1 million, contingent consideration of $5.7 million, and used $18.6 million to purchase treasury stock in 2015. The increase in restricted cash used $3.2 million related to the accrual of the Swyft Media founder-shareholder contingent consideration.

Cash used in financing activities in 2014 was $29.1 million. We received cash from exercises of stock options of $8.5 million and excess tax benefit on stock options provided $3.9 million. We paid shareholder dividends of $11.8 million in 2014. We also used $29.7 million to purchase treasury stock in 2014.

Cash used in financing activities in 2013 was $10.1 million. We repaid $22.3 million of borrowings against our then current revolving Credit Facility in 2013. We received cash from exercises of stock options of $16.1 million and excess tax benefit on stock options provided $6.8 million. We paid out shareholder dividends of $8.5 million in 2013. We also purchased $2.2 million in treasury stock in 2013.

Dividends

Dividends are declared at the discretion of the Company’s Board of Directors and dependent on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On October 26, 2015 the Board of Directors approved a $0.10 per share, quarterly cash dividend on our outstanding common stock. The record date was January 4, 2016 and the dividend was paid to shareholders on January 22, 2016. On February 8, 2016, our Board of Directors approved a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2016 and the dividend is payable to shareholders of record on April 20, 2016.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility provides more attractive interest rates and a lower commitment fee than those under the Original Credit Agreement, as defined below. The New

Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2015 our rate, inclusive of applicable margins, was 1.9% for LIBOR. At December 31, 2015, the Company had no outstanding debt under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million in 2015, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.2 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of December 31, 2015, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.86:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$26,197	$32,545	$31,085
Provision for income taxes	14,278	16,875	16,863
Interest expense, net	919	1,034	1,272
Depreciation and amortization	10,819	11,663	12,090

EBITDA	$52,213	$62,117	$61,310
Share based compensation	13,583	10,649	8,209
Non-cash add backs	112	(1,781)	—
Restructuring, issuance and cash non-operating costs	1,069	1,010	828
Acquisition expenses	339	1,384	—

Adjusted EBITDA (1)	$67,316	$73,379	$70,347

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. In the past, we have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2015.

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

In November 2015, we revised our definition of non-GAAP net adjusted EBITDA to exclude the impact of acquisition-related contingent consideration adjustments. The impact of these adjustments has been added back in calculating non-GAAP net adjusted EBITDA. This change more accurately reflects management’s view of the Company’s business and financial performance.

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2015	2014 (1)	2013
Income from operations	$42,444	$52,082	$50,689
Depreciation and amortization	10,819	11,663	12,090
Share based compensation	13,583	10,649	8,209
Contingent consideration adjustment (2)	4,164	(1,781)	—

Net adjusted EBITDA (3)	$71,010	$72,613	$70,988

(1)	Non-GAAP net adjusted EBITDA for the year ended December 31, 2014 has been restated to add back the impact of acquisition-related contingent consideration adjustments in accordance with our revised definition of non-GAAP net adjusted EBITDA, as noted above.

(2)	The 2015 amount includes $0.4 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)

Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, share based compensation and contingent consideration and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

In November 2015, we revised our definition of non-GAAP earnings per diluted share to exclude the impact of acquisition-related contingent consideration adjustments. The impact of these adjustments has been added back in calculating non-GAAP earnings per diluted share. This change more accurately reflects management’s view of the Company’s business and financial performance.

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2015	2014 (1)	2013
GAAP earnings per diluted share	$0.65	$0.81	$0.78
Amortization, net of tax	0.13	0.17	0.18
Share based compensation, net of tax	0.23	0.18	0.14
Contingent consideration adjustment, net of tax (2)	0.11	(0.04)	—

Non-GAAP earnings per diluted share (3)	$1.12	$1.12	$1.10

(1)	Non-GAAP earnings per share for the year ended December 31, 2014, has been restated to add back the impact of acquisition-related contingent consideration adjustments, net of tax, in accordance with our revised definition of non-GAAP earnings per share, as noted above.

(2)	The 2015 amount includes $0.4 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)

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

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2015 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases(1)	$14,667	$2,935	$4,762	$3,693	$3,277
License fees(1)	1,000	500	200	200	100

Total	$15,667	$3,435	$4,962	$3,893	$3,377

(1)	See Note 15 to the audited consolidated financial statements regarding contractual obligations included in this Annual Report on Form 10-K under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $5.5 million as of December 31, 2015 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In addition to the above, we have a pension obligation under the German defined benefit pension plan. The total projected benefit obligation is $5.0 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this Annual Report on Form 10-K under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $15.3 million and $10.3 million at December 31, 2015 and 2014, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2015, there were no customers that individually accounted for 10% or more of our gross accounts receivable. As of December 31, 2014, one customer, Ford Motor Company, individually accounted for 10.1% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of our total revenue. For the quarters ended December 2015 and 2014, no customer individually accounted for more than 10% of our total revenue. For the quarter ended December 31, 2013, one customer, Ricoh Company, Ltd., individually accounted for 10.2% of our total revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At both December 31, 2015 and 2014, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

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

dollars are recorded as a separate component of comprehensive income. For the years ended December 31, 2015, 2014 and 2013, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 45.5%, 47.6%, and 45.3%, respectively, of our total revenue. An effect of a 10% weakening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $10.7 million, decreased expenses by $4.9 million and decreased operating income by $5.8 million for the year ended December 31, 2015. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. There were no outstanding forward contracts at December 31, 2015. At December 31, 2014, we had one 30-day contract to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value. At December 31, 2013, we had one 30- day forward contract to sell 3.0 million British pound sterling and one 30-day forward contract outstanding to purchase $5.0 million that together, had an immaterial fair value.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$87,520	$90,325
Accounts receivable, net of allowance for doubtful accounts of $264 and $164 at December 31, 2015 and 2014, respectively	15,179	9,279
Income tax refunds receivable	2,558	2,593
Deferred income taxes	—	2,898
Prepaid expenses and other current assets	3,846	4,361

Total current assets	109,103	109,456
Property and equipment, net	15,204	10,578
Goodwill	185,735	176,999
Intangible assets, net	69,264	73,862
Restricted cash	9,304	—
Other assets	3,177	3,563

Total assets	$391,787	$374,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385	$1,156
Accrued expenses and other current liabilities	21,422	24,570
Accrued income taxes payable	2,395	640
Deferred revenue	10,086	7,107

Total current liabilities	35,288	33,473
Other long-term liabilities	6,914	2,596
Deferred income taxes	35,159	32,960
Reserve for income taxes	2,316	4,637
Accrued pension benefits	4,928	5,679
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000 at December 31, 2015 and 2014; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000; Shares issued: 42,019,646 at December 31, 2015 and 40,770,197 at December 31, 2014	42	39
Additional paid-in capital	256,215	232,522
Treasury stock, at cost, 1,999,354 shares at December 31, 2015 and 1,303,737 shares at December 31, 2014	(50,455)	(31,946)
Retained earnings	108,908	98,672
Accumulated other comprehensive loss	(7,528)	(4,174)

Total stockholders’ equity	307,182	295,113

Total liabilities and stockholders’ equity	$391,787	$374,458

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$192,419	$184,500	$166,624
Cost of revenue	30,281	28,583	23,776
Cost of revenue—amortization of acquired technology	4,448	4,574	4,560

Total cost of revenue	34,729	33,157	28,336

Gross profit	157,690	151,343	138,288
Operating expenses:
Marketing and selling	57,297	49,580	42,019
Research and development	21,477	20,684	19,897
General and administrative	33,343	23,599	19,720
Amortization of other intangible assets	3,129	5,398	5,963

Total operating expenses	115,246	99,261	87,599

Income from operations	42,444	52,082	50,689
Other (income) expense:
Interest expense	963	1,202	1,295
Interest income	(44)	(168)	(23)
Loss on extinguishment of debt	112	—	—
Loss on foreign exchange	987	1,841	1,145
(Gain) loss on derivatives	(27)	(187)	354
Other income, net	(22)	(26)	(30)

Total other expense	1,969	2,662	2,741

Income before provision for income taxes	40,475	49,420	47,948
Provision for income taxes	14,278	16,875	16,863

Net income	$26,197	$32,545	$31,085

Net income available to common stockholders—basic	$25,575	$31,940	$30,582

Net income available to common stockholders—diluted	$25,579	$31,950	$30,582

Net income per common share:
Basic	$0.66	$0.83	$0.81

Diluted	$0.65	$0.81	$0.78

Weighted-average number of shares outstanding—basic	38,840,094	38,565,368	37,833,817
Weighted-average number of shares outstanding—diluted	39,382,566	39,466,717	39,285,651
Dividends declared per common share	$0.40	$0.32	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$26,197	$32,545	$31,085
Other comprehensive income, net of tax:
Unrecognized actuarial gain (loss), net of tax of $111, ($301) and $80, respectively	268	(726)	216
Foreign currency translation adjustments, net of tax of ($2,016), ($2,812) and $656, respectively	(3,622)	(4,446)	1,288

Comprehensive income	$22,843	$27,373	$32,589

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	37,417,990	$37	116,101	$(86)	$178,681	$56,980	$(506)	$235,106
Net income						31,085		31,085
Issuance of capital shares
—restricted share grants	276,279	—			—			—
—exercised options	1,788,274	2			16,107			16,109
Repurchase of unvested shares of restricted common stock		—	13,729	—				—
Purchase of treasury shares		—	75,000	(2,193)				(2,193)
Share based compensation					8,209			8,209
Tax benefit associated with options					6,379			6,379
Dividends declared						(9,324)		(9,324)
Unrecognized actuarial loss, net of tax							216	216
Cumulative translation adjustment, net of tax							1,288	1,288

Balance, December 31, 2013	39,482,543	$39	204,830	$(2,279)	$209,376	$78,741	$998	$286,875
Net income						32,545		32,545
Issuance of capital shares
—restricted share grants	484,148	—			—			—
—exercised options	803,506	—			8,462			8,462
Repurchase of unvested shares of restricted common stock		—	27,780	—				—
Purchase of treasury shares		—	1,071,127	(29,667)				(29,667)
Share based compensation					10,788			10,788
Tax benefit associated with options					3,896			3,896
Dividends declared						(12,614)		(12,614)
Unrecognized actuarial loss, net of tax							(726)	(726)
Cumulative translation adjustment, net of tax							(4,446)	(4,446)

Balance, December 31, 2014	40,770,197	$39	1,303,737	$(31,946)	$232,522	$98,672	$(4,174)	$295,113

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	40,770,197	$39	1,303,737	$(31,946)	$232,522	$98,672	$(4,174)	$295,113
Net income						26,197		26,197
Issuance of capital shares
—restricted share grants	609,975	1			—			1
—exercised options	632,871	2			8,171			8,173
—restricted units converted	6,603	—			—			—
Repurchase of unvested shares of restricted common stock		—	38,589	—				—
Purchase of treasury shares		—	657,028	(18,509)				(18,509)
Share based compensation					13,665			13,665
Tax benefit associated with options					1,857			1,857
Dividends declared						(15,961)		(15,961)
Unrecognized actuarial loss, net of tax							268	268
Cumulative translation adjustment, net of tax							(3,622)	(3,622)

Balance, December 31, 2015	42,019,646	$42	1,999,354	$(50,455)	$256,215	$108,908	$(7,528)	$307,182

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$26,197	$32,545	$31,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,819	11,663	12,090
Loss on retirement of fixed assets	20	173	23
Loss on extinguishment of debt	112	—	—
Amortization of deferred financing costs and accreted interest	431	434	541
Adjustment to contingent consideration	3,610	(1,781)	—
Share based compensation	13,583	10,649	8,209
Excess tax benefit on stock options	(1,857)	(3,896)	(6,775)
Provision for doubtful accounts	194	138	97
Deferred income taxes	5,702	3,296	4,970
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(370)	561	(216)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,322)	(1,410)	(1,437)
Prepaid expenses and other assets	852	(1,856)	(899)
Accounts payable	281	132	60
Restricted cash	(6,170)	—	—
Accrued income taxes payable	1,929	7,660	3,312
Accrued expenses and other liabilities	815	2,750	1,820
Deferred revenue	3,538	521	(1,544)

Net cash provided by operating activities	53,364	61,579	51,336
Cash flows from investing activities:
Purchases of property and equipment	(8,637)	(7,960)	(2,124)
Purchase of exclusive license and other intangible assets	—	(312)	—
Acquisition of businesses, net of cash acquired	(14,290)	(11,269)	(72)

Net cash used in investing activities	(22,927)	(19,541)	(2,196)
Cash flows from financing activities:
Payments on line of credit	—	—	(22,321)
Payment of contingent consideration	(5,731)	—	—
Restricted cash	(3,134)	—	—
Excess tax benefit of stock options	1,857	3,896	6,775
Common stock dividend paid	(15,116)	(11,813)	(8,456)
Purchase of treasury stock	(18,601)	(29,667)	(2,193)
Proceeds from exercise of common stock options	8,173	8,462	16,109

Net cash used in financing activities	(32,552)	(29,122)	(10,086)
Effect of exchange rates on cash and cash equivalents	(690)	(1,002)	17

(Decrease) increase in cash and cash equivalents	(2,805)	11,914	39,071
Cash and cash equivalents, beginning of year	90,325	78,411	39,340

Cash and cash equivalents, end of year	$87,520	$90,325	$78,411

Supplemental disclosures:
Interest paid	$435	$457	$599
Income taxes paid	$5,877	$7,714	$8,456
Non cash transactions:
Dividends declared	$4,002	$3,158	$2,357

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative professionals and consumer device manufacturers. Our end-user and embedded solutions for print, web and mobile environments enable consumers and professionals to create and consume dynamic content across multiple devices and mediums. Our technologies and fonts enable the display and printing of high quality digital text. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems. We also provide printer drivers and printer user interface technology to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to consumer device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. At December 31, 2015, we conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”) and Swyft Media Inc., and five foreign operating subsidiaries, Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”) and its wholly-owned subsidiary, FontShop International Inc., Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

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

The accompanying consolidated financial statements present the Company as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, including the accounts of ITC, MyFonts, Swyft Media Inc., Monotype UK, Monotype Germany, FontShop International Inc., Monotype India, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative instruments and debt. We value our financial instruments at fair value in accordance with Accounting Standards Codification, or ASC, Topic No. 820, Fair Value Measurement and Disclosures. The Company’s recurring fair value measures relate to cash equivalents and derivative instruments. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

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

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. Deposits of cash held outside the U.S. totaled approximately $15.3 million and $10.3 million, at December 31, 2015 and 2014, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2015, there were no customers that accounted for 10% of our gross accounts receivable. As of December 31, 2014, one customer individually accounted for 10.1% of our gross accounts receivable. For the years ended December 31, 2015, 2014 and 2013 no one customer accounted for 10% or more of our total revenue. For the quarters ended December 2015 and 2014, no customer individually accounted for more than 10% of our total revenue. For the quarter ended December 31, 2013, one customer accounted for 10.2% of our total revenue. Historically, we have not recorded material losses due to customers’ nonpayment. Due to these factors, no additional losses beyond the amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

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

Estimated Useful Life
Computer equipment and software	2 to 7 years
Furniture and fixtures	3 to 13 years
Leasehold improvements	Shorter of lease term or estimated useful life of 3 to 5 years

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

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2015 and 2014, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As such, the two-step test was not necessary.

For both years presented, 2015 and 2014, we elected to perform a qualitative analysis of the fair value of our indefinite-lived intangible assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Software Development Costs

We expense software development costs, including costs to develop software or the software products to be marketed to external users, before technological feasibility of such products is reached. Costs that are incurred to produce the finished product after technological feasibility has been established if material, would be capitalized as an intangible asset, and are amortized on a straight-line basis over the economic useful lives. For the years ended December 31, 2015, 2014 and 2013, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility. In addition to the software development costs described above, the Company capitalizes certain costs that are incurred to purchase or create and implement internal-use software programs, including software coding, installation, testing and certain data conversions. These capitalized costs are amortized on a straight-line basis over the economic useful life. At December 31, 2015 and 2014, the Company had $7.1 million and $4.8 million, respectively, of unamortized software costs included in property and equipment, net in our accompanying consolidated balance sheets. The balance in both periods predominantly pertained to our ERP project.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery. Font related service revenue is mainly subscription based and, from time to time, it may contain software as a service. The subscription revenue is recognized ratably over the subscription period. Web server and commercial rights to online fonts is recurring revenue and is recognized upon payment by the customer and proof of font delivery, and when all other revenue recognition criteria have been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology. Although significantly less than royalties from per-unit shipments and fixed fees from OEMs, we also receive revenue from software application and operating systems vendors who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one to five years, and usually provide for automatic or optional renewals. Revenue from per-unit royalties is recognized in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

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

Deferred Revenue

Deferred revenue results primarily from subscriptions, deferred licenses and from time to time, prepayments against future royalties received from our customers. These amounts are recognized as revenue as the royalties are earned, based upon subsequent royalty reports received from the customers. Long-term deferred revenue is classified as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2015 and 2014.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $3.3 million, $1.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rates and expected dividends. The expected volatility assumption is based on the Company’s actual historical stock price volatility. The expected life of awards is based on the actual historical exercise behavior of our employees. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on the estimated annualized dividend yield on the Company’s stock based on our history of paying dividends.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5%	1.6%	1.1%
Expected dividend yield	1.6%	1.1%	1.1%
Expected volatility	34.6%	44.1%	58.0%
Expected term	4.8 years	5.0 years	6.1 years
Weighted-average fair value per share	$7.15	$11.01	$10.99

For restricted stock awards and restricted stock units issued under the Company’s share based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, share based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. See Note 13 for a summary of the stock option activity under our share based employee compensation plans for the year ended December 31, 2015.

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

Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2015, 2014 and 2013, the accumulated balance of foreign currency translation adjustment was cumulative losses of $6.7 million and $3.1 million, and cumulative income of $1.3 million, respectively. The accumulated balance of the unrecognized actuarial gain (loss) were cumulative losses of $0.8 million, $1.1 million and $0.3 million at December 31, 2015, 2014 and 2013, respectively.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The total amount of uncertain tax positions, at December 31, 2015 and 2014 was $5.5 million and $8.1 million, respectively. The Company classifies interest and penalties as a component of tax expense. The total amount of recorded interest and penalties expense at December 31, 2015, 2014 and 2013 was $0.1 million, $0.2 million and $56 thousand, respectively.

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

Recently Issued Accounting Pronouncements

Income Taxes

In November 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015, as it simplifies the presentation of deferred income taxes and the underlying accounting related to it. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement- Period Adjustments, which requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on January 1, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The ASU aims to reduce complexity and diversity in practice. The standard will be effective for the Company on January 1, 2016, with early adoption permitted. We will adopt this standard on January 1, 2016 and the adoption is not expected to have a material impact on our consolidated financial statements.

Interest

In April 2015, the FASB, issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. The standard is effective for the Company on January 1, 2016. We will adopt this standard on January 1, 2016 and the adoption is not expected to have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We will adopt this standard on January 1, 2016 and the adoption is not expected to have a material impact on our consolidated financial statements.

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

3. Acquisitions

Swyft Media

On January 30, 2015, the Company purchased all of the outstanding stock of TextPride, Inc. operating under the name of Swyft Media, a privately-held mobile messaging company located in New York, New York. In connection with the acquisition, TextPride, Inc. was renamed Swyft Media Inc. and became a wholly-owned subsidiary of the registrant. Swyft Media’s expertise in the emerging world of branded, in-app mobile messaging content is expected to help us reach new customers, with an opportunity to add value by including some of the world’s largest and most popular collections of fonts. The impact of this acquisition was not material to our consolidated financial statements.

The Company acquired Swyft Media for an aggregate purchase price of approximately $17.0 million, consisting of $12.1 million in cash, plus contingent consideration of up to $15.0 million payable through 2018, which had an estimated net present value of $4.9 million at the date of acquisition. We paid $11.6 million from cash on hand at the time of the acquisition, net of cash acquired. Of the final purchase price, approximately $4.7 million and $13.6 million have been allocated to intangible assets and goodwill, respectively. The purchase price allocation was finalized as of December 31, 2015. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Swyft Media was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and using assumptions that the Company’s management believes are reasonable given the information available. Twelve employees joined the Company in connection with the acquisition.

On November 9, 2015, the purchase agreement was amended and the Company accelerated the payment of the contingent consideration. Under the amended agreement, the contingent consideration has been fixed at $15.0 million, and is to be paid over the next three years, beginning in the fourth quarter of 2015. The difference between the fixed payments due under the amended agreement of $15.0 million, and the fair value of the contingent acquisition consideration liability immediately prior to the amendment totaled approximately $9.9 million. The Company paid the non-employee Swyft Media shareholders $5.4 million in the fourth quarter of 2015, of which approximately $3.8 million has been recognized as a charge to operations, and has been included in general and administrative expense in the accompanying consolidated statement of income. The remaining $9.3 million payable to the Swyft Media founder-shareholders is due in installments of approximately $2.0 million and $7.3 million to be paid in January 2018 and October 2018, respectively, contingent upon their continued employment through such dates. Accordingly, the excess of these payments over the accreted balance of the contingent acquisition consideration liability recognized in purchase accounting of $6.1 million is being accounted for as deferred compensation, and will be recognized as operating expenses throughout the term over which they are earned, on a straight-line basis. In the quarter ended December 31, 2015, approximately $0.4 million of related compensation expense was recognized and has been included in marketing and selling expense in the accompanying consolidated statement of income.

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

Mark Boulton Design

On April 7, 2014, the Company purchased all of the outstanding stock of Mark Boulton Design Limited, a privately-held Web design studio located in Cardiff, Wales, United Kingdom, for $0.8 million in cash. The Company issued approximately $1.0 million in restricted stock awards in connection with the acquisition, which vest based upon continued employment over four years. The purchase price has been allocated to goodwill. The purchase accounting was finalized as of March 31, 2015. None of the goodwill is expected to be deductible for tax purposes. Following the acquisition, Mark Boulton Design Limited became a wholly owned subsidiary of the Company. Seven former employees of Mark Boulton Design Limited joined the Company in connection with the acquisition.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$17,275	$12,084
Furniture and fixtures	1,073	1,093
Leasehold improvements	5,520	3,498

Total cost	23,868	16,675
Less accumulated depreciation and amortization	(8,664)	(6,097)

Property and equipment, net	$15,204	$10,578

At December 31, 2015, computer equipment and software included $0.7 million of unamortized software costs related to internal use software projects. At December 31, 2014, computer equipment and software included $4.5 million of unamortized software costs related to internal use software projects in process and leasehold improvements included approximately $2.7 million for building improvements in connection with our new office lease.

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $1.7 million, and $1.6 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2013	$176,350
Acquisitions	7,044
Foreign currency exchange rate changes	(6,223)
Deferred tax adjustment	(172)

Balance at December 31, 2014	$176,999
Acquisitions	13,606
Foreign currency exchange rate changes	(4,709)
Deferred tax adjustment	(161)

Balance at December 31, 2015	$185,735

The majority of the Company’s goodwill balance is not denominated in U.S. dollars, and is therefore, subject to currency fluctuations. In 2015, the Company recorded approximately $13.6 million in increases to goodwill related to the Swyft Media acquisition. In 2014, the Company recorded approximately $0.8 million and $6.3 million in increases to goodwill related to the Mark Boulton Design and FontShop acquisitions. See Note 3 for further details on our acquisitions.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2015 and 2014 are as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$59,994	$(48,767)	$11,227	$57,488	$(47,018)	$10,470
Acquired technology	11	54,424	(39,336)	15,088	55,064	(34,411)	20,653
Non-compete agreements	4	12,946	(12,111)	835	12,172	(11,862)	310
Indefinite-lived intangible assets:
Trademarks		37,714	—	37,714	38,029	—	38,029
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$169,478	$(100,214)	$69,264	$167,153	$(93,291)	$73,862

Amortization expense is calculated using the straight-line method as there is no reliable evidence to suggest that we should expect any pattern of amortization other than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Estimated future intangible amortization expense based on balances at December 31, 2015 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2016	$4,687	$2,367
2017	2,680	2,329
2018	2,576	2,264
2019	2,533	1,996
2020	1,686	1,460
Thereafter	926	1,646

Total amortization expense	$15,088	$12,062

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Payroll and related benefits	$5,912	$6,761
Royalties	4,636	3,604
Legal and audit fees	806	759
Sales tax payable	3,013	2,701
Dividend payable	4,002	3,158
Contingent acquisition consideration	—	270
Acquisition consideration	525	2,703
Other	2,528	4,614

Total	$21,422	$24,570

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016.

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2015 our rate, inclusive of applicable margins, was 1.9% for LIBOR. At December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.2 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum leverage ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2015, our leverage ratio was 0.00: 1.00 and our fixed charge ratio was 3.86: 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of December 31, 2015 and 2014.

8. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying consolidated statements of income. There were no outstanding forward contracts at December 31, 2015. At December 31, 2014 and 2013, we had one forward contract outstanding, which was entered into on those dates. See Note 9 for details regarding the fair value.

The following table presents the (gains) and losses on our derivative financial instruments which are included in (gain) loss on derivatives in our accompanying consolidated statements of income (in thousands):

	2015	2014	2013
Currency swaps	$(27)	$(187)	$354

Total	$(27)	$(187)	$354

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

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The following tables present our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,808	$21,808	$—	$—
Cash equivalents—commercial paper	8,920	—	8,920	—
Cash equivalents—U.S. government and agency securities	9,293	—	9,293	—

Total assets	$40,021	$21,808	$18,213	$—

	Fair Value Measurement at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$34,309	$34,309	$—	$—
Cash equivalents—commercial paper	3,000	—	3,000	—
Cash equivalents—U.S. government and agency securities	2,700	—	2,700	—

Total assets	$40,009	$34,309	$5,700	$—

Liabilities:
Contingent acquisition consideration	$270	$—	$270	$—

Total liabilities	$270	$—	$270	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. There were no outstanding forward contracts at December 31, 2015. At December 31, 2014, we had one 30-day forward contract to sell 2.3 million British pound sterling and purchase $3.5 million that together, had an immaterial fair value.

For the contingent acquisition consideration classified as Level 2 at December 31, 2014, fair value approximated book value, and represented the amount to be paid based on actual achievement of the criteria.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom, India and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plan. The U.S. 401(k) Plan provides for a discretionary employer matching contribution. For the years ended December 31, 2015, 2014 and 2013, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The U.S. 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom, we contribute 5% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 3% of salary. In India, the Company matches participant contributions dollar-for-dollar up to 12% of salary into an interest bearing government-controlled account, as required by law. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $1.9 million, $1.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows:

	2015	2014	2013
Service cost	$119	$114	$119
Interest cost	116	171	161
Amortization of loss	77	1	22

Net periodic benefit cost	$312	$286	$302

The assumptions used to determine the net periodic benefit cost were as follows:

	2015	2014	2013
Weighted-average discount rate	2.4%	2.3%	3.5%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The German Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,693	$5,122
Service cost	119	114
Interest cost	116	171
Actuarial (gain) loss	(309)	1,129
Benefits paid	(91)	(101)
Foreign currency exchange rate changes	(568)	(742)

Projected benefit obligation at end of year	$4,960	$5,693

Accumulated benefit obligation	$4,867	$5,521

Funded status at end of year	$(4,960)	$(5,693)

Net Amounts Recognized in the Financial Statements:
Current liability	$116	$109
Unrecognized actuarial gain reported within accrued pension benefits	4,844	5,584

Net accrued pension liability recognized	4,960	5,693
Amounts included in accumulated other comprehensive income not yet recognized in periodic pension cost, net of tax	(1,159)	(1,537)
Amounts expected to be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year (consists of net actuarial gain/loss)	49	84

Monotype Germany also provides cash awards to its employees based on length of service. At December 31, 2015 and 2014, the balance accrued for such benefits totaled $75 thousand and $95 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2015	2014
Weighted-average discount rate	2.4%	2.3%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	1.8%	2.0%

The most recent actuarial valuation of the plan was performed as of December 31, 2015. The measurement dates are December 31, 2015 for 2015 and December 31, 2014 for 2014.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end.

Expected Future Benefit Payments:
2016	$116
2017	139
2018	148
2019	156
2020	164
2021-2025	919

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2015	2014	2013
U.S.	$18,787	$28,900	$34,060
Foreign	21,688	20,520	13,888

Total income before provision for income taxes	$40,475	$49,420	$47,948

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2015	2014	2013
Current
U.S. Federal	$2,873	$4,971	$6,414
State and local	550	1,039	968
Foreign jurisdictions	5,153	7,569	4,511

	8,576	13,579	11,893
Deferred
U.S. Federal	6,267	3,296	5,009
State and local	81	259	424
Foreign jurisdictions	(646)	(259)	(463)

	5,702	3,296	4,970

Total provision	$14,278	$16,875	$16,863

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	December 31,
	2015		2014		2013
Provision for income taxes at statutory rate	$14,167	35.0%	$17,297	35.0%	$16,782	35.0%
State and local income taxes, net of federal tax benefit	410	1.0%	844	1.7%	791	1.7%
Foreign rate differential	(229)	(0.5)%	31	0.1%	(150)	(0.3)%
Effect of rate changes on deferred taxes	—	—	—	—	110	0.2%
Share based compensation	100	0.3%	180	0.4%	60	0.1%
Research credits	(371)	(0.9)%	(394)	(0.8)%	(535)	(1.1)%
Reversal of reserve for income taxes	(1,305)	(3.2)%	(279)	(0.5)%	(86)	(0.2)%
Permanent non-deductible acquisition-related expense (income)	1,458	3.6%	(629)	(1.3)%	—	—
Other, net	48	—	(175)	(0.4)%	(109)	(0.2)%

Reported income tax provision	$14,278	35.3%	$16,875	34.2%	$16,863	35.2%

For the year ended December 31, 2015, our effective tax rate was 35.3%. The 2015 effective tax rate included a charge of 3.6% for non-deductible expenses recognized due to the acceleration of the contingent payments associated with the Swyft Media acquisition. The 2015 effective tax rate included a benefit of 3.2% for the reversal of reserves in connection with a settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.5% for the reversal of reserves in the 2014 effective tax rate. The 2015 effective tax rate included a charge of 1.0% for state and local income taxes, net of federal benefit, as compared to a charge of 1.7% in 2014. The foreign rate differential was a benefit of 0.5% in 2015, as compared to charge of 0.1% in 2014.

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

For the year ended December 31, 2013, our effective tax rate was 35.2%. The effective tax rate included a benefit of 1.1% for federal research tax credits, as the credit expired in 2011 but was renewed in 2013. The 2013 benefit included both the 2012 and 2013 research credits. The effective tax rate included a charge of 1.7% for state and local income taxes, net of federal benefit.

The provision for income taxes includes $1.9 million, $3.9 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, that was credited directly to stockholders’ equity, rather than to the provision for income taxes for the tax benefit associated with the exercise of non-qualified stock options by employees. In addition, the 2015, 2014 and 2013 provision does not include benefits of $1.9 million and $3.1 million, and a provision of $0.7 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Compensation related deductions	$7,479	$7,033
Tax credit carryforwards	2,486	2,297
Federal, foreign and state net operating losses	333	1,136
Cumulative translation and foreign items	4,426	2,522
Accrued expenses	1,937	2,298

Subtotal deferred tax assets	16,661	15,286
Valuation allowance	(1,671)	(1,801)

Total deferred income tax assets	$14,990	$13,485

Deferred tax liabilities:
Fixed assets	$2,499	$623
Intangible assets	6,456	5,877
Goodwill and indefinite-lived intangibles	40,721	36,909
Unrealized gains	—	25
Other	—	16

Total deferred tax liabilities	$49,676	$43,450

Net deferred tax liabilities	$34,686	$29,965

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—short-term	$—	$2,898
Net deferred income tax assets—long-term (1)	473	105
Net deferred income tax liabilities—short-term (2)	—	(8)
Net deferred income tax liabilities—long-term	(35,159)	(32,960)

Net deferred income tax liabilities	$(34,686)	$(29,965)

(1)	Included in other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In assessing the realizability of the deferred tax assets within each jurisdiction, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2015 and 2014, except as described below.

A valuation allowance has been established for potential U.S. foreign tax credits that may be generated by Monotype Germany’s deferred tax liability related to temporary differences. As of December 31, 2015, the valuation allowance against these credits was $1.4 million. Monotype Germany is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a partial valuation allowance against these credits. The Company also maintains a valuation allowance against the tax benefit of certain foreign net operating losses.

In accordance with ASC 740, the Company has recorded approximately $5.5 million as a reserve for unrecognized tax benefits at December 31, 2015. The following is a reconciliation of the Company’s gross unrecognized tax benefits at December 31, 2015 and 2014 (in thousands):

December 31, 2013	$6,174
Decrease related to positions lapse of applicable statutes of limitations	(131)
Increase related to positions taken in prior years	1,827
Increases related to positions taken and acquired in the current year	276

December 31, 2014	$8,146
Decrease related to settlements with taxing authorities	(1,942)
Decrease related to positions lapse of applicable statutes of limitations	(485)
Decrease related to positions taken in the current year	(428)
Increase related to positions taken in prior years	152
Increases related to positions taken and acquired in the current year	73

December 31, 2015	$5,516

Of this amount of unrecognized tax benefits, approximately $4.5 million, $5.3 million and $4.8 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2015, 2014 and 2013, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2015, 2014 and 2013, the Company has accrued approximately $0.1 million, $0.2 million and $56 thousand, respectively, related to interest and penalties. The tax provision for the year ended December 31, 2015, includes a tax benefit of $0.1 million for interest and at December 31, 2014, includes a provision of $0.2 million for interest. The decrease in unrecognized tax benefits in 2015 relates primarily to settlements with taxing authorities discussed below. The increase in unrecognized tax benefits in 2014 relates primarily to uncertainty concerning potential transfer pricing adjustments. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

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

As of December 31, 2015, the Company has approximately $3.6 million of undistributed earnings at its foreign subsidiaries.

As of December 31, 2015, the Company has foreign net operating losses with a tax effect of $0.2 million for which the company has a full valuation allowance, and state net operating losses with a tax effect of $0.1 million.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2012 through 2015 and the Company and its subsidiaries state income tax returns are subject to audit for the years 2011 through 2015.

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

For the years ended December 31, 2015 and 2014, the two class method was used in the computation as it was the more dilutive of the two approaches. For the year ended December 31, 2013, the treasury stock method was used in the computation as it was the more dilutive of the two approaches. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income, as reported	$26,197	$32,545	$31,085
Less: net income attributable to participating securities	(622)	(605)	(503)

Net income available to common shareholders—basic for 2015 and 2014, basic and diluted for 2013	$25,575	$31,940	$30,582

Denominator:
Basic:
Weighted-average shares of common stock outstanding	39,818,129	39,311,182	38,470,376
Less: weighted-average shares of unvested restricted common stock outstanding	(978,035)	(745,814)	(636,559)

Weighted-average number of common shares used in computing basic net income per common share	38,840,094	38,565,368	37,833,817

Net income per share applicable to common shareholders—basic	$0.66	$0.83	$0.81

Denominator:
Diluted:
Weighted-average shares of common stock outstanding			38,470,376
Less: weighted-average shares of unvested restricted common stock outstanding			(636,559)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method			1,240,629
Weighted-average number of shares of restricted common stock outstanding, based on the treasury stock method			211,205

Weighted-average number of common shares used in computing diluted net income per common share			39,285,651

Net income per share applicable to common shareholders—diluted			$0.78

Numerator:
Net income available to common shareholders—basic	$25,575	$31,940
Plus: undistributed earnings allocated to participating securities	253	379
Less: undistributed earnings reallocated to participating securities	(249)	(369)

Net income available to common shareholders—diluted	$25,579	$31,950

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	39,818,129	39,311,182
Less: weighted-average shares of unvested restricted common stock outstanding	(978,035)	(745,814)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	542,472	901,349

Weighted-average number of common shares used in computing diluted net income per common share	39,382,566	39,466,717

Net income per share applicable to common shareholders—diluted	$0.65	$0.81

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Options	498,857	376,606	390,974
Unvested restricted common stock	346,965	117,111	17,620
Unvested restricted stock units	12,798	2,221	—

13. Stockholders’ Equity

Share repurchases

On October 23, 2013, the Company’s Board of Directors approved a share repurchase program of up to $50.0 million of the Company’s outstanding shares of common stock over the following two years. Intended to offset shareholder dilution, the Company expected purchases under the program would be made periodically, on the open market as business and market conditions warranted, through June 5, 2015, at which date the maximum amount of repurchases was reached. During the year ended December 31, 2015, the Company repurchased a total of 657,028 shares of its common stock for an aggregate purchase price of $18.5 million, including brokers’ fees. Of that amount, the Company purchased 14,278 shares of common stock, for an aggregate purchase price of $0.4 million, including brokers’ fees, in excess of its publicly announced share repurchase program upon the conclusion of the program. As of December 31, 2015, the Company had purchased a total of 1,803,155 shares of its common stock for an aggregate purchase price of $50.4 million, including brokers’ fees. As of December 31, 2014, the Company had purchased a total of 1,146,127 shares of its common stock for an aggregate purchase price of $31.9 million, including brokers’ fees.

Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan, or the 2004 Award Plan. The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2015, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Option Plan. There will be no future grants of awards from the 2004 Award Plan.

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

Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options and restricted stock awards under the 2007 Plan, and beginning in 2014, the Company granted restricted stock units. Some of the restricted stock units granted are subject to performance-based vesting conditions. The vesting for those grants is based on the achievement of specific annual Company revenue targets over three consecutive years; there is no time-based vesting element to these awards. Achievement can be accelerated or cumulative, and there is a catch up provision. Prior to 2014, all equity grants were subject to time-based vesting. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of compensation expense was recorded in the financial statements. The remaining performance targets had not been met, and it was determined that it was not probable that the future performance criteria will be met; therefore, there was no compensation expense recorded for these pieces of the restricted stock units in the financial statements. The Company will continue to monitor the circumstances of these awards. As of December 31, 2014, the annual revenue target associated with the grant of restricted stock units had not been met, and we determined that it was not probable that the future performance criteria would be met. Accordingly, no compensation expense was recorded in the financial statements for these equity awards. As of December 31, 2015, 5,215,819 options, 2,010,397 restricted stock awards and 317,023 restricted stock units have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2015, 2014 and 2013, the Company repurchased 37,597 shares, 32,932 shares and 13,314 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan, or 2010 Inducement Plan, in connection with our acquisition of Ascender Corporation. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the 2010 Inducement Plan. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options and restricted stock awards under the 2010 Inducement Plan. As of December 31, 2015, 227,490 options and 201,894 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2015, 2014 and 2013, we repurchased 992 shares, 1,781 shares and 415 shares, respectively, of our common stock in accordance with the 2010 Inducement Plan.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Marketing and selling	$6,312	$4,813	$3,780
Research and development	2,458	2,352	1,910
General and administrative	4,813	3,484	2,519

Total expensed	$13,583	$10,649	$8,209
Property and equipment	82	139	—

Total share based compensation	$13,665	$10,788	$8,209

In the year ended December 31, 2015 and 2014, approximately $0.1 million and $0.1 million, respectively, of share based compensation was capitalized as part of an internal software development project, and this amount is included in property and equipment, net in our consolidated balance sheet.

As of December 31, 2015, the Company had $27.1 million of unrecognized compensation expense related to employees and directors unvested stock option awards, restricted share awards and restricted stock units that are expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2015, the majority of the performance criteria was not met on the performance-based restricted stock units; however, if the Company had determined that achievement of those performance criteria was probable, the Company would have $7.7 million of unrecognized compensation expense related to these awards.

Stock Option Awards

Stock option activity for all plans for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted- Average Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2014	2,081,747	$15.63
Granted	366,521	$26.12
Exercised	(632,871)	$12.85
Expired	(6,091)	$26.39
Forfeited	(41,270)	$24.00

Outstanding at December 31, 2015	1,768,036	$18.57	$11,579	6.3

Exercisable at December 31, 2015	1,112,665	$14.45	$10,880	5.0

Vested and expected to vest at December 31, 2015 (2)	1,724,978	$17.39	$11,533

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2015.

(2)	Represents the number of vested options as of December 31, 2015, plus the number of unvested options at December 31, 2015 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2015, 2014 and 2013 was $9.7 million, $14.5 million and $25.8 million, respectively.

Unvested Restricted Stock Awards

Unvested restricted stock award activity for the year ended December 31, 2015 is presented below:

	Shares	Weighted- Average Fair Value Per Share
Unvested shares outstanding at December 31, 2014	715,530	$26.06
Granted	609,975	$30.72
Vested	(303,555)	$24.24
Forfeited	(38,589)	$27.93

Unvested shares outstanding at December 31, 2015	983,361	$29.44

The fair value of shares vested during 2015, 2014 and 2013 was $8.5 million, $8.8 million, and $6.6 million, respectively.

Unvested Restricted Stock Units

Unvested restricted stock unit activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2014	167,099	$30.29	$4,817	1.2
Granted	142,991	$32.65
Converted	(6,603)	$29.23
Expired	—	$—
Forfeited	(7,000)	$30.44

Outstanding at December 31, 2015	296,487	$31.45	$7,009	1.0

Expected to convert at December 31, 2015 (2)	49,380	$31.20	$1,167

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying units and the quoted price of our shares of common stock on December 31, 2015.

(2)	Represents the number of unvested restricted stock units as of December 31, 2015 that are ultimately expected to vest based on our estimated forfeiture rate or probability of achievement.

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

	Year Ended December 31,
	2015	2014	2013
Creative Professional	$88,074	$76,961	$63,689
OEM	104,345	107,539	102,935

Total	$192,419	$184,500	$166,624

Geographic segment information

The Company attributes revenues to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea for instance, but the sales are received and recorded by our subsidiary located in the United States. This revenue is therefore reflected in the United States totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by location:

	Year Ended December 31,
	2015		2014		2013
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$105,034	54.5%	$96,696	52.4%	$91,037	54.7%
United Kingdom	11,533	6.0	10,716	5.8	7,029	4.2
Germany	23,593	12.3	23,049	12.5	18,331	11.0
Japan	51,521	26.8	53,318	28.9	49,706	29.8
Other Asia	738	0.4	721	0.4	521	0.3

Total	$192,419	100.0%	$184,500	100.0%	$166,624	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2015	2014
Long-lived assets:
United States	$206,822	$189,927
United Kingdom	4,581	5,138
Germany	55,269	62,917
Asia (including Japan)	3,531	3,457

Total	$270,203	$261,439

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2022. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India, South Korea and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2015 are approximately as follows (in thousands):

Years ending December 31:
2016	$2,935
2017	2,665
2018	2,097
2019	2,042
2020	1,651
Thereafter	3,277

Total	$14,667

Certain of our operating leases include escalating rental payments and lease incentives such as free rent. We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $3.0 million, $2.6 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

License Agreements

We license certain font related technology from a third-party for development and resale purposes. The license agreement provides for minimum annual payments, as of December 31, 2015, as follows (in thousands):

Years ending December 31:
2016	$500
2017	100
2018	100
2019	100
2020	100
Thereafter	100

Total	$1,000

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2015 and 2014.

16. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$50,616	$49,352	$46,405	$46,046	$46,402	$47,063	$44,963	$46,072
Gross profit	41,516	40,953	37,718	37,503	37,737	38,692	36,495	38,419
Net income	4,897	8,039	5,904	7,357	9,370	7,039	7,691	8,445
Net income available to common shareholders—basic	4,779	7,837	5,754	7,211	9,197	6,899	7,532	8,317
Net income available to common shareholders—diluted	4,780	7,838	5,755	7,212	9,199	6,899	7,534	8,319
Income per common share:
Basic	$0.12	$0.20	$0.15	$0.19	$0.24	$0.18	$0.19	$0.21
Diluted	$0.12	$0.20	$0.15	$0.18	$0.23	$0.17	$0.19	$0.21

In the three months ended December 31, 2015, we recorded a $4.2 million expense associated with the amendment to the Swyft Media Merger agreement resulting in a significantly lower net income, as compared to other quarters presented above.

17. Subsequent Events

Dividend Declaration

On February 8, 2016 the Company’s Board of Directors declared a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2016 and the dividend is payable to shareholders on April 21, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Monotype Imaging Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Monotype Imaging Holdings Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s / Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2016 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Form S-1, Amendment No. 5 (File No. 333-140232)	July 10, 2007

3.2	Amended and Restated By-Laws of the Registrant	Form S-1, Amendment No. 4 (File No. 333-140232)	July 5, 2007

3.3	Amendment No. 1 to the Amended and Restated By-Laws	Form 8-K	November 7, 2008

4.1	Specimen Stock Certificate	Form 10-K	March 3, 2011

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008	Form S-1 (File No. 333-150034)	April 2, 2008

10.1	2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.5	Second Amended and Restated 2007 Stock Option and Incentive Plan	Form S-8 (File No. 333-195732)	May 6, 2014

10.6	Form of Non-Qualified Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.7	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.8	Form of Restricted Stock Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.9	Form of Restricted Stock Unit Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.10	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.11	2010 Inducement Stock Plan	Form S-8 (File No. 333-171036)	December 8, 2010

10.12	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan	Form 10-K	March 1, 2013

10.13	Form of Restricted Stock Agreement under the 2010 Inducement Plan	Form 10-K	March 1, 2013

10.14	Equity Award Grant Policy, as amended	Form 10-Q	October 31, 2014

10.15	Amended and restated employment agreement by and between Douglas J. Shaw and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.16	Amended and restated employment agreement by and between Scott E. Landers and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.17	Employment agreement by and between Joseph D. Hill and Monotype Imaging Inc., effective as of September 8, 2015	Form 8-K	September 8, 2015

10.17	Amended and restated employment agreement by and between John L. Seguin and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.18	Amended and restated employment agreement by and between Janet M. Dunlap and Monotype Imaging Inc., effective as of May 21, 2013	Form 10-Q	October 31, 2013

10.19	Employment agreement by and between Steven R. Martin and Monotype Imaging Inc., effective as of May 21, 2013	Form 8-K	May 24, 2013

10.20	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers	Form S-1 (File No. 333-140232)	January 26, 2007

10.21	Change in Control Severance Pay Plan	Form 10-Q	October 31, 2013

10.22	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.23	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008	Form 10-K	March 27, 2008

10.24	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009	Form 10-K	March 5, 2010

10.25	Fifth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of May 2, 2014	Form 10-Q	July 28, 2014

10.25	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form S-1, Amendment No. 2 (File No. 333-150034)	May 23, 2008

10.26	Lease, dated May 31, 2011, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form 10-K	March 1, 2012

10.27	Stock Purchase Agreement by and among Agfa Corp., Agfa Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004	Form S-1, Amendment No. 1 (File No. 333-140232)	February 8, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.28	Credit Agreement by and among Monotype Imaging Holdings Inc., as Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Silicon Valley Bank, as Agent, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.29	Guaranty and Collateral Agreement by and among the Guarantors (as defined therein) and Silicon Valley Bank, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.30	Executive Incentive Bonus Plan	Form 8-K	February 26, 2014

10.31	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005	Form S-1 (File No. 333-140232)	January 26, 2007

10.32	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006	Form S-1 (File No. 333-140232)	January 26, 2007

10.33	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.34	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation	Form 8-K	November 10, 2011

14.1	Code of Business Conduct and Ethics	Form 10-Q	October 31, 2014

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ SCOTT E. LANDERS
Scott E. Landers
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Scott E. Landers and Joseph D. Hill such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT E. LANDERS Scott E. Landers	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 26, 2016

/s/ JOSEPH D. HILL Joseph D. Hill	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	February 26, 2016

/s/ ROBERT L. LENTZ Robert L. Lentz	Chairman of the Board of Directors	February 26, 2016

/s/ GAY W. GADDIS Gay W. Gaddis	Director	February 26, 2016

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 26, 2016

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	February 26, 2016

/s/ DOUGLAS J. SHAW Douglas J. Shaw	Director	February 26, 2016

/s/ PETER J. SIMONE Peter J. Simone	Director	February 26, 2016

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	February 26, 2016

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Reserves for Accounts Receivable:
Year ended December 31, 2015	$164	$194	$(94)	$264
Year ended December 31, 2014	171	138	(145)	164
Year ended December 31, 2013	129	97	(55)	171