Form 10-Q
period 2016-03-31
Monotype Imaging Holdings Inc.
filed 2016-04-29
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of April 21, 2016 was 40,662,961.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$95,441	$87,520
Accounts receivable, net of allowance for doubtful accounts of $263 at March 31, 2016 and $264 at December 31, 2015	16,378	15,179
Income tax refunds receivable	2,132	2,558
Prepaid expenses and other current assets	3,857	3,846

Total current assets	117,808	109,103
Property and equipment, net	14,637	15,204
Goodwill	187,514	185,735
Intangible assets, net	67,982	69,264
Restricted cash	9,323	9,304
Other assets	3,104	3,177

Total assets	$400,368	$391,787

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,281	$1,385
Accrued expenses and other current liabilities	19,507	21,422
Accrued income taxes payable	1,094	2,395
Deferred revenue	9,932	10,086

Total current liabilities	32,814	35,288
Other long-term liabilities	7,480	6,914
Deferred income taxes	38,756	35,159
Reserve for income taxes, net of current portion	2,376	2,316
Accrued pension benefits	5,199	4,928
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 42,683,188 at March 31, 2016 and 42,019,646 at December 31, 2015.	43	42
Additional paid-in capital	259,865	256,215
Treasury stock, at cost, 2,035,825 shares at March 31, 2016 and 1,999,354 shares at December 31, 2015	(50,455)	(50,455)
Retained earnings	109,795	108,908
Accumulated other comprehensive loss	(5,505)	(7,528)

Total stockholders’ equity	313,743	307,182

Total liabilities and stockholders’ equity	$400,368	$391,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$49,842	$46,046
Cost of revenue	8,319	7,410
Cost of revenue—amortization of acquired technology	1,131	1,133

Total cost of revenue	9,450	8,543

Gross profit	40,392	37,503
Operating expenses:
Marketing and selling	14,087	12,976
Research and development	7,336	5,799
General and administrative	8,849	6,899
Amortization of other intangible assets	735	702

Total operating expenses	31,007	26,376

Income from operations	9,385	11,127
Other (income) expense:
Interest expense	162	346
Interest income	(54)	(112)
Loss on foreign exchange	807	114
Gain on derivatives	(6)	(136)
Other	11	(1)

Total other expense	920	211

Income before provision for income taxes	8,465	10,916
Provision for income taxes	3,107	3,559

Net income	$5,358	$7,357

Net income available to common stockholders—basic	$5,218	$7,211

Net income available to common stockholders—diluted	$5,219	$7,212

Net income per common share:
Basic	$0.13	$0.19

Diluted	$0.13	$0.18

Weighted average number of shares outstanding:
Basic	39,122,649	38,829,169
Diluted	39,521,619	39,522,139
Dividends declared per common share	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$5,358	$7,357
Other comprehensive (loss) income, net of tax:
Unrecognized actuarial gain, net of tax of $4 and $0, respectively	9	—
Foreign currency translation adjustments, net of tax of $1,166 and $2,177, respectively	2,014	(4,106)

Comprehensive income	$7,381	$3,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$5,358	$7,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,874	2,302
Amortization of deferred financing costs and accretion of interest	55	85
Share based compensation	3,778	2,771
Excess tax benefit on stock options	(159)	(1,225)
Provision for doubtful accounts	30	20
Deferred income taxes	1,673	1,631
Unrealized currency loss (gain) on foreign denominated intercompany transactions	1,130	(9)
Changes in operating assets and liabilities:
Accounts receivable	(1,134)	(1,073)
Prepaid expenses and other assets	(32)	1,443
Restricted cash	(18)	—
Accounts payable	872	566
Accrued income taxes	(1,085)	(1,193)
Accrued expenses and other liabilities	(1,995)	(3,080)
Deferred revenue	(158)	1,327

Net cash provided by operating activities	11,189	10,922

Cash flows from investing activities
Purchases of property and equipment	(527)	(4,173)
Acquisition of business, net of cash acquired	(101)	(14,303)

Net cash used in investing activities	(628)	(18,476)

Cash flows from financing activities
Excess tax benefit on stock options	159	1,225
Common stock dividends paid	(4,002)	(3,151)
Purchase of treasury stock	—	(6,072)
Proceeds from exercises of common stock options	790	4,594

Net cash used in financing activities	(3,053)	(3,404)
Effect of exchange rates on cash and cash equivalents	413	(602)

Increase (decrease) in cash and cash equivalents	7,921	(11,560)
Cash and cash equivalents at beginning of period	87,520	90,325

Cash and cash equivalents at end of period	$95,441	$78,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative professionals and consumer device manufacturers. Our end-user and embedded solutions for print, web and mobile environments enable consumers and professionals to create and consume dynamic content across multiple devices and mediums. Our technologies and fonts enable the display and printing of high quality digital text. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems. We also provide printer drivers and printer user interface technology to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to consumer device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc., MyFonts Inc. and Swyft Media Inc., and five foreign operating subsidiaries, Monotype Ltd., Monotype GmbH (“Monotype Germany”) and its wholly-owned subsidiary, FontShop International Inc., Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 as reported in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

3. Recently Issued Accounting Pronouncements

Share Based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement- Period Adjustments, which requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The ASU aims to reduce complexity and diversity in practice. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

Interest

In April 2015, the FASB, issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, rather than classifying the costs separately in the balance sheet as a deferred charge. The ASU aims to reduce complexity. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We adopted this standard on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. The ASU provides guidance on evaluating an entity’s ability to continue as a going concern and the content of any required footnote disclosure based on that evaluation. The assessment period is one year after the date of the financial statements are issued. The standard is effective for the Company on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15, but we do not expect the adoption of this standard to have any impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the adoption method it will apply, and the impact that this guidance will have on its financial statements and related disclosures.

4. Acquisitions

Swyft Media

On January 30, 2015, the Company purchased all of the outstanding stock of TextPride, Inc. operating under the name of Swyft Media, a privately-held mobile messaging company located in New York, New York. In connection with the acquisition, TextPride, Inc. was renamed Swyft Media Inc. and became a wholly-owned subsidiary of the registrant. Swyft Media’s expertise in the emerging world of branded, in-app mobile messaging content helps the Company reach new customers, with an opportunity to add value by including some of the world’s largest and most popular collections of fonts. The impact of this acquisition was not material to our consolidated financial statements.

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

On November 9, 2015, the Merger Agreement was amended and the Company accelerated the payment of the contingent consideration. Under the Amendment to the Merger Agreement, the contingent consideration has been fixed at $15.0 million, and is to be paid over the next three years, beginning in the fourth quarter of 2015. The difference between the fixed payments due under the amended agreement of $15.0 million, and the fair value of the contingent acquisition consideration liability immediately prior to the amendment totaled approximately $9.9 million. The Company paid the non-employee shareholders of Swyft Media $5.4 million in the fourth quarter of 2015, of which approximately $3.8 million was recognized as a charge to operations. The remaining $9.3 million payable to the founder-shareholders of Swyft Media is due in installments of approximately $2.0 million and $7.3 million to be paid in January 2018 and October 2018, respectively, contingent upon their continued employment through such dates. Accordingly, the excess of these payments over the accreted balance of the contingent acquisition consideration liability recognized in purchase accounting of $6.1 million is being accounted for as deferred compensation to be recognized as operating expenses throughout the term over which they are earned, on a straight-line basis. In the quarter ended March 31, 2016, approximately $0.6 million of related compensation expense was recognized and has been included in marketing and selling expense in the accompanying consolidated statement of income.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,367	$21,367	$—	$—
Cash equivalents—commercial paper	11,994	—	11,994	—
Cash equivalents—corporate bonds	6,694	—	6,694	—

Total assets	$40,055	$21,367	$18,688	$—

	Fair Value Measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,808	$21,808	$—	$—
Cash equivalents—commercial paper	8,920	—	8,920	—
Cash equivalents—U.S. government and agency securities	9,293	—	9,293	—

Total assets	$40,021	$21,808	$18,213	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2016, we had one contract to sell 2.4 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 were as follows (dollar amounts in thousands):

	Weighted-	March 31, 2016			December 31, 2015
	Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$60,248	$(49,423)	$10,825	$59,994	$(48,767)	$11,227
Acquired technology	11	54,633	(40,686)	13,947	54,424	(39,336)	15,088
Non-compete agreements	4	13,007	(12,246)	761	12,946	(12,111)	835
Indefinite-lived intangible assets:
Trademarks		38,049	—	38,049	37,714	—	37,714
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$170,337	$(102,355)	$67,982	$169,478	$(100,214)	$69,264

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

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At March 31, 2016 our rate, inclusive of applicable margins, was 1.9% for LIBOR. At March 31, 2016, the Company had no outstanding borrowings under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum leverage ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2016, our leverage ratio was 0.00: 1.00 and our fixed charge ratio was 4.19: 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of March 31, 2016 and 2015.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$23	$29
Interest cost	30	28
Amortization	13	19

Net periodic benefit cost	$66	$76

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2016		2015
Provision for income taxes at statutory rate	$2,963	35.0%	$3,821	35.0%
State and local income taxes, net of federal tax benefit	120	1.4%	156	1.4%
Stock compensation	41	0.5%	32	0.3%
Reversal of reserves	—	—	(342)	(3.1)%
Foreign rate differential	(101)	(1.2)%	(87)	(0.8)%
Research credits	(69)	(0.8)%	—	—
Permanent non-deductible acquisition-related expense	161	1.9%	—	—
Other, net	(8)	(0.1)%	(21)	(0.2)%

Reported income tax provision	$3,107	36.7%	$3,559	32.6%

As of March 31, 2016, the reserve for uncertain tax positions was approximately $5.7 million. Of this amount, $3.3 million is recorded as a reduction of deferred tax assets and $2.4 million is classified as long term liabilities. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income, as reported	$5,358	$7,357
Less: net income attributable to participating securities	(140)	(146)

Net income available to common shareholders—basic	$5,218	$7,211

Denominator:
Basic:
Weighted-average shares of common stock outstanding	40,230,488	39,642,889
Less: weighted-average shares of unvested restricted common stock outstanding	(1,107,839)	(813,720)

Weighted-average number of common shares used in computing basic net income per common share	39,122,649	38,829,169

Net income per share applicable to common shareholders—basic	$0.13	$0.19

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to common shareholders—basic	$5,218	$7,211
Add-back: undistributed earnings allocated to unvested shareholders	26	70
Less: undistributed earnings reallocated to unvested shareholders	(25)	(69)

Net income available to common shareholders—diluted	$5,219	$7,212

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	40,230,488	39,642,889
Less: weighted-average shares of unvested restricted common stock outstanding	(1,107,839)	(813,720)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	398,970	692,970

Weighted-average number of common shares used in computing diluted net income per common share	39,521,619	39,522,139

Net income per share applicable to common shareholders—diluted	$0.13	$0.18

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options	682,262	306,940
Unvested restricted stock	319,504	90,014
Unvested restricted stock units	12,794	7,857

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

	Three Months Ended March 31,
	2016	2015
Marketing and selling	$1,581	$1,266
Research and development	813	542
General and administrative	1,384	963

Total expensed	3,778	2,771
Property and equipment	—	42

Total share based compensation	$3,778	$2,813

In the first quarter of 2015, approximately $42 thousand of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of March 31, 2016, the Company had $34.2 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 3.1 years.

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

	Three Months Ended March 31,
	2016	2015
Creative Professional	$23,915	$20,504
OEM	25,927	25,542

Total	$49,842	$46,046

Geographic segment information

The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States, or U.S. In this example, the revenue would be reflected in the U.S. totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2016		2015
	Revenue	% of Total	Revenue	% of Total
United States	$26,511	53.2%	$24,843	54.0%
United Kingdom	4,325	8.7	1,848	4.0
Germany	6,032	12.1	5,844	12.7
Japan	12,816	25.7	13,207	28.6
Other Asia	158	0.3	304	0.7

Total	$49,842	100.0%	$46,046	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2016	December 31, 2015
Long-lived assets:
United States	$204,842	$206,822
United Kingdom	4,359	4,581
Germany	57,441	55,269
Asia (including Japan)	3,491	3,531

Total	$270,133	$270,203

13. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2016 and December 31, 2015.

14. Subsequent Events

Dividend Declaration

On April 26, 2016 the Company’s Board of Directors declared an $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2016 and the dividend is payable to shareholders of record on July 21, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended March 31,
	2016		2015
	Revenue	% of Total	Revenue	% of Total
	(In millions of dollars, except percentages)
United States	$26,511	53.2%	$24,843	54.0%
United Kingdom	4,325	8.7	1,848	4.0
Germany	6,032	12.1	5,844	12.7
Japan	12,816	25.7	13,207	28.6
Other Asia	158	0.3	304	0.7

Total	$49,842	100.0%	$46,046	100.0%

For the three months ended March 31, 2016 and 2015, revenue by our subsidiaries located outside the United States comprised 46.8% and 46.0%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended March 31, 2016 and 2015, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 32.3% and 36.9% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2016 or 2015, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

There has been no material change in our critical accounting policies since December 31, 2015. Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue:
Creative Professional	48.0%	44.5%
OEM	52.0	55.5

Total revenue	100.0	100.0
Cost of revenue	16.7	16.1
Cost of revenue—amortization of acquired technology	2.3	2.5

Total cost of revenue	19.0	18.6

Gross profit	81.0	81.4
Marketing and selling	28.2	28.1
Research and development	14.7	12.6
General and administrative	17.8	15.0
Amortization of other intangible assets	1.5	1.5

Total operating expenses	62.2	57.2

Income from operations	18.8	24.2
Interest expense, net	0.2	0.6
Loss on foreign exchange	1.6	0.2
(Gain) loss on derivatives	—	(0.3)
Other	—	—

Total other expenses	1.8	0.5
Income before provision for income taxes	17.0	23.7
Provision for income taxes	6.2	7.7

Net income	10.8%	16.0%

The following discussion compares the three months ended March 31, 2016 with the three months ended March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015	Increase
Creative Professional	$23,915	$20,504	$3,411
OEM	25,927	25,542	385

Total revenue	$49,842	$46,046	$3,796

Revenue

Revenue was $49.8 million and $46.0 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.8 million, or 8.2%.

Creative Professional revenue increased $3.4 million, or 16.6%, to $23.9 million for the three months ended March 31, 2016, as compared to $20.5 million for the three months ended March 31, 2015, primarily due to an increase in direct and web revenue. Direct revenue from our enterprise customers increased primarily due to growth in sales of recurring licenses, period over period. Web revenue increased primarily due to continued growth in Web Font revenue in the three months ended March 31, 2016, as compared to the same period in 2015.

OEM revenue was $25.9 million and $25.5 million in the first quarter of 2016 and 2015, respectively, an increase of $0.4 million, or 1.5%. Revenue from our display imaging consumer electronic OEM customers increased period over period, and was partially offset by decreased royalty revenue from our printer imaging electronic OEM customers, primarily due to lower volumes of shipments by our printer imaging customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $8.3 million and $7.4 million in the three months ended March 31, 2016 and 2015, respectively. The increase in dollars is partially due to increased revenue and partially due to changes in product mix, period over period. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 16.7% and 16.1% of total revenue in the three months ended March 31, 2016 and 2015, respectively. The increase in cost of revenue, excluding amortization of acquired technology, as a percentage of revenue was mainly due to changes in product mix. In the first quarter of 2016, Creative Professional revenue was 48.0% of total revenue, as compared to 44.5% of total revenue in the same period in 2015. Our Creative Professional revenue typically has a higher associated cost than our OEM revenue because Creative Professional revenue contains a higher proportion of third party fonts.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended March 31, 2016 and 2015.

Gross profit was 81.0% in the three months ended March 31, 2016, as compared to 81.4% in the three months ended March 31, 2015, a decrease of 0.4%, mainly the result of the changes in product mix detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $14.1 million and $13.0 million in the three months ended March 31, 2016 and 2015, respectively, an increase of $1.1 million, or 8.6%. Personnel expenses increased $2.1 million due to additional headcount primarily from our acquisitions of Swyft Media, additional compensation expense in connection with an Amendment to the Swyft Media Merger Agreement executed in November 2015 and increased variable compensation from higher revenue. The headcount additions were offset by a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization. Targeted marketing spend decreased $0.7 million due to timing, period over period.

Research and Development. Research and development expense increased $1.5 million, or 26.5%, to $7.3 million in the three months ended March 31, 2016, as compared to $5.8 million in the three months ended March 31, 2015. Personnel expenses increased $0.8 million in the first quarter of 2016, as compared to the same period in 2015, a result of increased headcount, including continued expansion of our India operation. At the beginning of 2016, certain employees were redeployed to development related activities from our sales and marketing organization, which resulted in an increase in headcount of 25.8% in our research and development organization. Increased outside development work and an increase in the number of software licenses for internal use software, as we continue to grow the development operation in India together provided an increase of $0.7 million, period over period.

General and Administrative. General and administrative expense increased $1.9 million, or 28.3%, to $8.8 million in the three months ended March 31, 2016, as compared to $6.9 million in the three months ended March 31, 2015. The increase is primarily due to personnel and personnel related expenses, which increased $1.6 million in the three months ended March 31, 2016, as compared to the same period in 2015, primarily the result of key hiring and increased share based compensation expense. In the three months ended March 31, 2015, approximately $0.3 million was capitalized in connection with our new ERP system.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $0.7 million for the three months ended March 31, 2016 and 2015.

Interest Expense, Net

Interest expense, net of interest income was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.1 million, or 53.8%, mainly due to a reduction in the commitment fee rate in connection with the refinancing of our Credit Facility in September 2015.

Loss on Foreign Exchange

Loss on foreign exchange was $0.8 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively, an increase of $0.7 million. The loss in both periods was primarily the result of currency fluctuations on our foreign denominated receivables and payables.

Gain Derivatives

Gain on derivatives was $6 thousand, as compared to $0.1 million in the three months ended March 31, 2016 and 2015, respectively, the net result of changes in the market value of our 30-day forward currency derivative contracts.

Provision for Income Taxes

For the three months ended March 31, 2016 and 2015, our effective tax rate was 36.7% and 32.6%, respectively. The effective tax rate for the three months ended March 31, 2016 included a charge of 1.9% for non-deductible expenses recognized due to the Amendment to the Swyft Media Merger Agreement. The effective tax rate for the first quarter of 2016 included a benefit of 0.8% for research credits. There was no similar item in the same period in 2015, as the legislation for the credit for 2015 had not yet been passed. In addition, the effective tax rate for the three months ended March 31, 2015 included a benefit of 3.1% for the reversal of reserves, in connection with a settlement of the tax audit related to Monotype KK, the Company’s subsidiary in Japan. There was no similar item in the same period in 2016.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $95.4 million and a $150.0 million revolving credit facility, of which there were no outstanding borrowings at March 31, 2016. On October 23, 2013, our Board of Directors approved a share repurchase program of up to $50.0 million of our outstanding common stock over the following two years, and in the first quarter of 2015, we used $6.1 million of cash to repurchase shares. This program was completed in June 2015, after reaching our maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$11,189	$10,922
Net cash used in investing activities	(628)	(18,476)
Net cash used in financing activities	(3,053)	(3,404)
Effect of exchange rates on cash and cash equivalents	413	(602)

Total increase (decrease) in cash and cash equivalents	$7,921	$(11,560)

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

We generated $11.2 million in cash from operations during the three months ended March 31, 2016. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, accreted interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $14.7 million in cash. Decreased accrued expenses and increased prepaid expenses and other assets, net of increased accounts payable used $1.1 million in cash, primarily a result of the payment of 2015 accrued variable compensation amounts. Increased accounts receivable and decreased deferred revenue used $1.3 million in cash, mainly due to timing of customer payments. Accrued income taxes used $1.1 million during the quarter ended March 31, 2016.

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

Investing Activities

During the three months ended March 31, 2016 we used $0.6 million in investing activities for the purchase of $0.5 million of property and equipment and $0.1 million for the Swyft Media acquisition. During the three months ended March 31, 2015 we used $18.5 million in investing activities for the purchase of $4.2 million of property and equipment and $14.3 million for the Swyft Media and FontShop acquisitions.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was $3.0 million. We received cash from exercises of stock options of $0.8 million and excess tax benefit on stock options provided $0.2 million. We paid a cash dividend of $4.0 million. Cash used in financing activities for the three months ended March 31, 2015 was $3.4 million. We received cash from exercises of stock options of $4.6 million and excess tax benefit on stock options provided $1.2 million. We paid a cash dividend of $3.1 million. We also purchased $6.1 million of treasury stock in the three months ended March 31, 2015.

Dividends

On February 8, 2016 our Board of Directors approved an $0.11 per share, or $4.0 million, quarterly cash dividend on our outstanding common stock. The record date was April 1, 2016 and the dividend was paid to shareholders on April 21, 2016. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 26, 2016, our Board of Directors approved a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2016 and the dividend is payable to shareholders of record on July 21, 2016.

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

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At March 31, 2016 our rate, inclusive of applicable margins, was 1.9% for LIBOR. At March 31, 2016 the Company had no outstanding debt under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million in 2015, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of March 31, 2016, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.19:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$5,358	$7,357
Provision for income taxes	3,107	3,559
Interest expense, net	108	234
Depreciation and amortization	2,874	2,302

EBITDA	$11,447	$13,452
Share based compensation	3,778	2,771
Non-cash add backs	—	—
Restructuring, issuance and cash non-operating costs	380	121
Acquisition expenses	—	339

Adjusted EBITDA(1)	$15,605	$16,683

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2016.

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

The following table presents a reconciliation from income from operations, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended March 31,
	2016	2015(1)
Income from operations	$9,385	$11,127
Depreciation and amortization	2,874	2,302
Share based compensation	3,778	2,771
Contingent consideration adjustment (2)	578	—

Net adjusted EBITDA(3)	$16,615	$16,200

(1)	Non-GAAP net adjusted EBITDA for the three months ended March 31, 2015 has been restated to add back the impact of acquisition-related contingent consideration adjustments in accordance with our revised definition of non-GAAP net adjusted EBITDA, as noted above.
(2)	For the three months ended March 31, 2016 the amount includes $0.6 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.
(3)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended March 31,
	2016	2015(1)
GAAP earnings per diluted share	$0.13	$0.18
Amortization, net of tax	0.03	0.03
Share based compensation, net of tax	0.07	0.05
Contingent consideration adjustment, net of tax (2)	0.01	—

Non-GAAP earnings per diluted share(3)	$0.24	$0.26

(1)	Non-GAAP earnings per diluted share for the three months ended March 31, 2015, has been restated to add back the impact of acquisition-related contingent consideration adjustments, net of tax, in accordance with our revised definition of non-GAAP earnings per diluted share, as noted above.
(2)	For the three months ended March 31, 2016 the amount includes $0.6 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.
(3)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $16.3 million and $15.3 million at March 31, 2016 and December 31, 2015, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2016 and December 31, 2015, no customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At March 31, 2016 and December 31, 2015, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended March 31, 2016 and 2015, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 46.8% and 46.0%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro or Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $5.0 million, decreased expenses by $3.1 million and decreased operating income by $0.9 million for the three months ended March 31, 2016. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2016, we had one contract to sell 2.4 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 18, 2016 to January 29, 2016	4,595	$—	—	$—
February 11, 2016	750	—	—	—
March 11, 2016 to March 31, 2016	31,126	—	—	—

Total	36,471	$—	—	$—

(1)	The Company repurchased unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Plan”) The price paid by the Company was determined pursuant to the terms of either the 2007 Plan and related restricted stock agreements.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: April 29, 2016	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2016	By:	/S/ JOSEPH D. HILL
Joseph D. Hill
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

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