Form 10-Q
period 2016-06-30
Monotype Imaging Holdings Inc.
filed 2016-07-27
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2016 was 40,810,386.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$109,517	$87,520
Accounts receivable, net of allowance for doubtful accounts of $331 at June 30, 2016 and $264 at December 31, 2015	13,872	15,179
Income tax refunds receivable	1,396	2,558
Prepaid expenses and other current assets	4,430	3,846

Total current assets	129,215	109,103
Property and equipment, net	14,061	15,204
Goodwill	186,259	185,735
Intangible assets, net	65,687	69,264
Restricted cash	9,335	9,304
Other assets	2,834	3,177

Total assets	$407,391	$391,787

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,484	$1,385
Accrued expenses and other current liabilities	20,682	21,422
Accrued income taxes payable	2,470	2,395
Deferred revenue	9,213	10,086

Total current liabilities	33,849	35,288
Other long-term liabilities	7,867	6,914
Deferred income taxes	38,660	35,159
Reserve for income taxes	2,429	2,316
Accrued pension benefits	5,117	4,928
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 42,862,295 at June 30, 2016 and 42,019,646 at December 31, 2015	43	42
Additional paid-in capital	264,886	256,215
Treasury stock, at cost, 2,060,841 shares at June 30, 2016 and 1,999,354 shares at December 31, 2015	(50,455)	(50,455)
Retained earnings	111,960	108,908
Accumulated other comprehensive loss	(6,965)	(7,528)

Total stockholders’ equity	319,469	307,182

Total liabilities and stockholders’ equity	$407,391	$391,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$48,733	$46,405	$98,575	$92,451
Cost of revenue	7,588	7,553	15,907	14,963
Cost of revenue—amortization of acquired technology	1,131	1,134	2,262	2,267

Total cost of revenue	8,719	8,687	18,169	17,230

Gross profit	40,014	37,718	80,406	75,221
Operating expenses:
Marketing and selling	14,648	14,532	28,735	27,508
Research and development	5,991	5,290	13,327	11,089
General and administrative	8,638	7,010	17,487	13,909
Amortization of other intangible assets	742	790	1,477	1,492

Total operating expenses	30,019	27,622	61,026	53,998

Income from operations	9,995	10,096	19,380	21,223
Other (income) expense:
Interest expense	162	449	324	795
Interest income	(72)	(145)	(126)	(257)
(Gain) loss on foreign exchange	(373)	498	434	612
(Gain) loss on derivatives	(200)	208	(206)	72
Other income, net	(32)	(1)	(21)	(2)

Total other (income) expense	(515)	1,009	405	1,220

Income before provision for income taxes	10,510	9,087	18,975	20,003
Provision for income taxes	3,857	3,183	6,964	6,742

Net income	$6,653	$5,904	$12,011	$13,261

Net income available to common stockholders—basic	$6,447	$5,754	$11,668	$12,960

Net income available to common stockholders—diluted	$6,447	$5,755	$11,669	$12,962

Net income per common share:
Basic	$0.16	$0.15	$0.30	$0.33

Diluted	$0.16	$0.15	$0.29	$0.33

Weighted-average number of shares outstanding:
Basic	39,377,945	38,826,185	39,250,297	38,827,668
Diluted	39,748,905	39,395,395	39,635,262	39,458,758
Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,653	$5,904	$12,011	$13,261
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $4, $0, $8 and $0, respectively	9	—	18	—
Foreign currency translation adjustments, net of tax of ($600), $681, $566 and ($1,496), respectively	(1,469)	1,560	545	(2,546)

Comprehensive income	$5,193	$7,464	$12,574	$10,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$12,011	$13,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,771	5,096
Loss on retirement of fixed assets	—	20
Amortization of deferred financing costs and accreted interest	110	258
Share based compensation	7,399	6,241
Excess tax benefit on stock options	(304)	(1,726)
Provision for doubtful accounts	128	105
Deferred income taxes	2,296	2,317
Unrealized currency loss on foreign denominated intercompany transactions	430	13
Changes in operating assets and liabilities:
Accounts receivable	1,105	(737)
Prepaid expenses and other assets	(480)	2,186
Restricted cash	(31)	—
Accounts payable	95	(623)
Accrued income taxes payable	1,400	(131)
Accrued expenses and other liabilities	(260)	(3,164)
Deferred revenue	(800)	1,247

Net cash provided by operating activities	28,870	24,363

Cash flows from investing activities
Purchases of property and equipment	(1,003)	(6,847)
Acquisition of business, net of cash acquired	(101)	(14,289)

Net cash used in investing activities	(1,104)	(21,136)

Cash flows from financing activities
Excess tax benefit on stock options	304	1,726
Common stock dividends paid	(8,473)	(7,156)
Purchase of treasury stock	—	(18,601)
Payment of contingent consideration	—	(289)
Proceeds from exercises of common stock options	2,045	5,854

Net cash used in financing activities	(6,124)	(18,466)
Effect of exchange rates on cash and cash equivalents	355	(466)

Increase (decrease) in cash and cash equivalents	21,997	(15,705)
Cash and cash equivalents at beginning of period	87,520	90,325

Cash and cash equivalents at end of period	$109,517	$74,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative professionals and consumer device manufacturers. Our end-user and embedded solutions for print, web and mobile environments enable consumers and professionals to create and consume dynamic content across multiple devices and mediums. Our technologies and fonts enable the display and printing of high quality digital text. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems. We also provide printer drivers and printer user interface technology to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to consumer device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc., MyFonts Inc. and Swyft Media Inc., and five foreign operating subsidiaries, Monotype Ltd., Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

3. Recent Accounting Pronouncements

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$30,872	$30,872	$—	$—
Cash equivalents—commercial paper	10,807	—	10,807	—
Cash equivalents—corporate bonds	8,419	—	8,419	—

Total assets	$50,098	$30,872	$19,226	$—

	Fair Value Measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,808	$21,808	$—	$—
Cash equivalents—commercial paper	8,920	—	8,920	—
Cash equivalents—corporate bonds	9,293	—	9,293	—

Total assets	$40,021	$21,808	$18,213	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2016, we had one contract to sell 2.5 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

5. Intangible Assets

Intangible assets as of June 30, 2016 and December 31, 2015 were as follows (dollar amounts in thousands):

		June 30, 2016			December 31, 2015
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$60,070	$(49,825)	$10,245	$59,994	$(48,767)	$11,227
Acquired technology	11	54,365	(41,858)	12,507	54,424	(39,336)	15,088
Non-compete agreements	4	12,972	(12,291)	681	12,946	(12,111)	835
Indefinite-lived intangible assets:
Trademarks		37,854	—	37,854	37,714	—	37,714
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$169,661	$(103,974)	$65,687	$169,478	$(100,214)	$69,264

6. Debt

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

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At June 30, 2016 our rate, inclusive of applicable margins, was 1.9% for LIBOR and the Company had no outstanding borrowings under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum leverage ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00. As of June 30, 2016, our leverage ratio was 0.00: 1.00 and our fixed charge ratio was 4.31: 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of June 30, 2016.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$25	$30	$48	$59
Interest cost	30	30	60	58
Amortization	12	19	25	38

Net periodic benefit cost	$67	$79	$133	$155

8. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2016		2015
Provision for income taxes at statutory rate	$3,678	35.0%	$3,180	35.0%
State and local income taxes, net of federal tax benefit	151	1.4%	130	1.4%
Share based compensation	54	0.5%	30	0.3%
Foreign rate differential	(156)	(1.5)%	(99)	(1.1)%
Research credits	(90)	(0.8)%	—	—
Permanent non-deductible acquisition-related expense	258	2.5%	—	—
Other, net	(38)	(0.4)%	(58)	(0.6)%

Reported income tax provision	$3,857	36.7%	$3,183	35.0%

	Six Months Ended June 30,
	2016		2015
Provision for income taxes at statutory rate	$6,641	35.0%	$7,001	35.0%
State and local income taxes, net of federal tax benefit	271	1.4%	287	1.4%
Share based compensation	95	0.5%	62	0.3%
Reversal of reserves	—	—	(342)	(1.7)%
Foreign rate differential	(257)	(1.4)%	(186)	(0.9)%
Research credits	(159)	(0.9)%	—	—
Permanent non-deductible acquisition-related expense	419	2.2%	—	—
Other, net	(46)	(0.1)%	(80)	(0.4)%

Reported income tax provision	$6,964	36.7%	$6,742	33.7%

At June 30, 2016, the reserve for uncertain tax positions was approximately $5.7 million. Of this amount, $3.3 million is recorded as a reduction of deferred tax assets and $2.4 million is classified as long term liabilities. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million.

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

For the three and six months ended June 30, 2016 and 2015, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income, as reported	$6,653	$5,904	$12,011	$13,261
Less: net income attributable to participating securities	(206)	(150)	(343)	(301)

Net income available to common shareholders—basic	$6,447	$5,754	$11,668	$12,960

Denominator:
Basic:
Weighted-average shares of common stock outstanding	40,721,081	39,873,730	40,475,785	39,758,947
Less: weighted-average shares of unvested restricted common stock outstanding	(1,343,136)	(1,047,545)	(1,225,488)	(931,279)

Weighted-average number of common shares used in computing basic net income per common share	39,377,945	38,826,185	39,250,297	38,827,668

Net income per share applicable to common shareholders—basic	$0.16	$0.15	$0.30	$0.33

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders—basic	$6,447	$5,754	$11,668	$12,960
Add-back: undistributed earnings allocated to unvested shareholders	72	51	95	124
Less: undistributed earnings reallocated to unvested shareholders	(72)	(50)	(94)	(122)

Net income available to common shareholders—diluted	$6,447	$5,755	$11,669	$12,962

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	40,721,081	39,873,730	40,475,785	39,758,947
Less: weighted-average shares of unvested restricted common stock outstanding	(1,343,136)	(1,047,545)	(1,225,488)	(931,279)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	370,960	569,210	384,965	631,090

Weighted-average number of common shares used in computing diluted net income per common share	39,748,905	39,395,395	39,635,262	39,458,758

Net income per share applicable to common shareholders—diluted	$0.16	$0.15	$0.29	$0.33

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	643,714	433,463	662,988	370,201
Unvested restricted stock	386,297	405,522	352,900	247,768
Unvested restricted stock units	15,377	14,825	14,085	11,341

10. Share Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marketing and selling	$1,604	$1,609	$3,185	$2,875
Research and development	876	644	1,689	1,186
General and administrative	1,141	1,217	2,525	2,180

Total expensed	$3,621	$3,470	$7,399	$6,241
Property and equipment	—	40	—	82

Total share based compensation	$3,621	$3,510	$7,399	$6,323

In the three and six months ended June 30, 2015, $40 thousand and $82 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of June 30, 2016, the Company had $30.5 million of unrecognized compensation expense related to employees and directors’ unvested stock option awards, restricted stock units and restricted stock awards that are expected to be recognized over a weighted-average period of 2.9 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Creative Professional	$23,457	$20,678	$47,372	$41,182
OEM	25,276	25,727	51,203	51,269

Total	$48,733	$46,405	$98,575	$92,451

Geographic segment information

The Company attributes revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States, U.S. In this example, the revenue would be reflected in the U.S. totals in the table below. We market our products and services through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by location:

	Three Months Ended June 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,250	55.9%	$26,520	57.2%
United Kingdom	2,247	4.6	1,530	3.3
Germany	6,535	13.4	5,389	11.6
Japan	12,532	25.7	12,773	27.5
Other Asia	169	0.4	193	0.4

Total	$48,733	100.0%	$46,405	100.0%

	Six Months Ended June 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$53,761	54.5%	$51,363	55.5%
United Kingdom	6,572	6.7	3,378	3.7
Germany	12,567	12.8	11,233	12.2
Japan	25,348	25.7	25,980	28.1
Other Asia	327	0.3	497	0.5

Total	$98,575	100.0%	$92,451	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2016	December 31, 2015
Long-lived assets:
United States	$202,909	$206,822
United Kingdom	4,025	4,581
Germany	55,639	55,269
Asia (including Japan)	3,434	3,531

Total	$266,007	$270,203

12. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2022. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India and Republic of Korea contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of June 30, 2016 are approximately as follows (in thousands):

Years ending June 30:
2017	$3,316
2018	2,982
2019	2,618
2020	2,299
2021	2,221
Thereafter	2,104

Total	$15,540

Legal Proceedings

From time-to-time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We believe the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2016 and December 31, 2015.

13. Subsequent Events

Acquisition

On July 20, 2016 the Company entered into an agreement and plan of merger to purchase all of the outstanding shares of Olapic, Inc., a privately-held company located in located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina; for an aggregate all cash purchase price of approximately $130.0 million, upon the closing of the merger. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This helps to create powerful branded experiences that drive consumer engagement and increase conversions. Monotype also plans to issue approximately $19.0 million of stock awards to the founders and employees of Olapic. These awards will vest over time, and accordingly will be accounted for as compensation expense. We expect to use a combination of cash on hand and borrowings under our current Credit Facility to finance the transaction. The closing is contingent upon necessary regulatory approvals and we expect the acquisition to close in the third quarter of 2016. The results of operations of Olapic will be included in our consolidated results beginning on the date of acquisition.

Dividend Declaration

On July 26, 2016 the Company’s Board of Directors declared a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 3, 2016 and the dividend is payable to shareholders of record on October 21, 2016. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and font related services to creative and business professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. Some of our revenue streams, particularly custom font design services where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended June 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,250	55.9%	$26,520	57.2%
United Kingdom	2,247	4.6	1,530	3.3
Germany	6,535	13.4	5,389	11.6
Japan	12,532	25.7	12,773	27.5
Other Asia	169	0.4	193	0.4

Total	$48,733	100.0%	$46,405	100.0%

	Six Months Ended June 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$53,761	54.5%	$51,363	55.5%
United Kingdom	6,572	6.7	3,378	3.7
Germany	12,567	12.8	11,233	12.2
Japan	25,348	25.7	25,980	28.1
Other Asia	327	0.3	497	0.5

Total	$98,575	100.0%	$92,451	100.0%

For the three months ended June 30, 2016 and 2015, sales by our subsidiaries located outside the United States comprised 44.1% and 42.8%, respectively, of our total revenue. For the six months ended June 30, 2016 and 2015, sales by our subsidiaries located outside the United States comprised 45.5% and 44.5%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended June 30, 2016 and 2015, our top ten licensees by revenue, all of which are with OEM customers, accounted for approximately 30.4% and 34.1% of our total revenue, respectively. For the six months ended June 30, 2016 and 2015, our top ten licensees by revenue accounted for approximately 30.7% and 34.8% of our total revenue, respectively. As Creative Professional revenue growth is expected to continue to outpace OEM revenue growth, we expect total revenue from our top ten licensees to continue to decrease as a percentage of total revenue. Although no one customer accounted for 10% or more of our total revenue for the three or six months ended June 30, 2016 or 2015, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

Our Creative Professional revenue is derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, e-mail and indirectly through third-party resellers. Font related services refer to our web font services and web design tools. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom font design services, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

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

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom font design services. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. Our cost of OEM revenue has typically had a lower cost than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. We have achieved improved margins on our Creative Professional revenue as a result of product mix and lower royalty rates. In addition, Creative Professional revenue includes custom font design service revenue, which has a substantially higher cost than our other revenue. Our gross profit margin may vary depending on the mix of revenue between sales of our fonts and sales of third party fonts, and depending on the level of custom font design service revenue.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. In addition, within our Creative Professional business, the cost of our custom font design service revenue is substantially higher than the cost of our other revenue. The relative cost of our Creative Professional revenue has decreased in recent periods, as efforts to sell more of our fonts have been successful, and because we have recently experienced success in our effort to sell certain license rights that carry lower royalty rates to Creative Professional customers. Our gross profit is subject to variability from period-to-period, depending on the product mix and the level of custom font design service revenue.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

There has been no material change in our critical accounting policies since December 31, 2015. Information about our critical accounting policies may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for the Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth items in the condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Revenue:
Creative Professional	48.1%	44.6%
OEM	51.9	55.4

Total revenue	100.0	100.0
Cost of revenue	15.6	16.3
Cost of revenue—amortization of acquired technology	2.3	2.4

Total cost of revenue	17.9	18.7

Gross profit	82.1	81.3
Marketing and selling	30.1	31.3
Research and development	12.3	11.4
General and administrative	17.7	15.1
Amortization of other intangible assets	1.5	1.7

Total operating expenses	61.6	59.5

Income from operations	20.5	21.8
Interest expense, net	0.2	0.7
(Gain) loss on foreign exchange	(0.8)	1.1
(Gain) loss on derivatives	(0.4)	0.4
Other income, net	(0.1)	—

Total other (income) expense	(1.1)	2.2
Income before provision for income taxes	21.6	19.6
Provision for income taxes	7.9	6.9

Net income	13.7%	12.7%

The following discussion compares the three months ended June 30, 2016 with the three months ended June 30, 2015.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2016	2015
Creative Professional	$23,457	$20,678	$2,779
OEM	25,276	25,727	(451)

Total revenue	$48,733	$46,405	$2,328

Revenue

Revenue was $48.7 million and $46.4 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $2.3 million, or 5.0%.

Creative Professional revenue increased $2.8 million, or 13.4%, to $23.5 million for the three months ended June 30, 2016, as compared to $20.7 million for the three months ended June 30, 2015, mainly due to an increase in direct revenue from our enterprise customers, primarily due to increased sales of digital advertising and web font services, and growth in sales of recurring licenses.

OEM revenue was $25.3 million and $25.7 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.5 million, or 1.8%. Decreased revenue from per unit royalty arrangements with our printer imaging electronic OEM customers, mainly due to lower volumes of shipments, and decreased revenue from our independent software vendor customers, mainly due to the timing of revenue, was partially offset by increased revenue from our automotive display imaging OEM customers, period over period.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was consistent at $7.6 million for the three months ended June 30, 2016 and 2015, respectively. As a percentage of total revenue, cost of revenue, excluding amortization of acquired technology, was 15.6% and 16.3% in the three months ended June 30, 2016 and 2015, respectively. In the second quarter of 2016, as compared to the same period in 2015, there were fewer custom font development projects, which typically have a higher associated cost. In the three months ended June 30, 2016, Creative Professional revenue was 48.1% of total revenue, as compared to 44.6% of total revenue in the same period in 2015. Our Creative Professional revenue has typically had a higher associated cost than our OEM revenue. Historically, when Creative Professional revenue increased as a percentage of total revenue, we would have expected our overall gross profit percentage to decrease. However, in the second quarter of 2016, as compared to the same period in 2015, we achieved improved margins on our Creative Professional revenue with enterprise customers, from selling a lower proportion of third party fonts, and from license revenues to Creative Professional customers that carry lower royalty rates.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $1.1 million for the three months ended June 30, 2016 and 2015, respectively.

Gross profit in the three months ended June 30, 2016 increased 0.8% to 82.1% of sales in the second quarter of 2016, as compared to 81.3% of sales in the same period in 2015, due to variations in product mix as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $14.6 million and $14.5 million in the three months ended June 30, 2016 and 2015, respectively, an increase of $0.1 million, or 0.8%. Personnel expenses, including travel, increased $0.6 million mainly due to additional compensation expense in connection with an amendment to the Swyft Media Merger Agreement executed in November 2015, which was partially offset by a net decrease in salary expense due to a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization, net of other sales and marketing headcount additions. Consulting expense decreased $0.5 million, period over period, a reduction in targeted spending mainly due to the timing of activities.

Research and Development. Research and development expense increased $0.7 million, or 13.3%, to $6.0 million in the three months ended June 30, 2016, as compared to $5.3 million in the three months ended June 30, 2015, primarily from an increase in personnel expenses due to increased headcount from the redeployment of certain former marketing and selling employees and fewer custom font development projects, partially offset by a grant received related to the company’s development work within Northern Ireland.

General and Administrative. General and administrative expense increased $1.6 million, or 23.2%, to $8.6 million in the three months ended June 30, 2016, as compared to $7.0 million in the three months ended June 30, 2015, primarily due to increased personnel expenses. Personnel expenses increased $1.1 million in the second quarter of 2016, as compared to the same period in 2015, mainly the result of key hiring. In the second quarter of 2015, approximately $0.3 million of personnel expenses were capitalized in connection with our new ERP system. As the system was placed into service in the third quarter of 2015, there was no capitalization benefit in the same period in 2016, and the associated depreciation expense contributed an additional $0.3 million to the overall increase in general and administrative expense.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.7 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.1 million, or 6.1%.

Interest Expense, Net

Interest expense, net of interest income was $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, a decrease of $0.2 million. There was no debt outstanding during either the three months ended June 30, 2016 or 2015. Interest expense in both periods consisted mainly of unused line fees in connection with our Credit Facility.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.4 million and a loss of $0.5 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $0.9 million. In the three months ended June 30, 2016, the gain was primarily due to the strengthening of the U.S. dollar as compared to the Japanese Yen. In the three months ended June 30, 2015, the loss on foreign exchange was primarily due to the strengthening of the British pound sterling, as compared to the U.S. dollar.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.2 million and a loss of $0.2 million in the three months ended June 30, 2016 and 2015, respectively, an increase of $0.4 million due to our 30-day forward currency contracts.

Provision for Income Taxes

For the three months ended June 30, 2016 and 2015, our effective tax rate was 36.7% and 35.0%, respectively. The increase in our effective rate is primarily due to a charge of 2.5% for non-deductible acquisition related expenses, offset by a benefit of 0.8% for research credits. There were no similar items in the same period in 2015. The legislation for the research credit for 2015 had not yet been passed as of June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth items in the condensed consolidated year-to-date statement of income as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2016	2015
Revenue:
Creative Professional	48.1%	44.5%
OEM	51.9	55.5

Total revenue	100.0	100.0
Cost of revenue	16.1	16.2
Cost of revenue—amortization of acquired technology	2.3	2.4

Total cost of revenue	18.4	18.6

Gross profit	81.6	81.4
Marketing and selling	29.2	29.8
Research and development	13.5	12.0
General and administrative	17.7	15.0
Amortization of other intangible assets	1.5	1.6

Total operating expenses	61.9	58.4

Income from operations	19.7	23.0
Interest expense, net	0.2	0.6
Loss on foreign exchange	0.4	0.6
(Gain) loss on derivatives	(0.2)	0.1
Other income, net	—	—

Total other expense	0.4	1.3
Income before provision for income taxes	19.3	21.7
Provision for income taxes	7.1	7.4

Net income	12.2%	14.3%

The following discussion compares the six months ended June 30, 2016 with the six months ended June 30, 2015.

Revenue by Market.

The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015
Creative Professional	$47,372	$41,182	$6,190
OEM	51,203	51,269	(66)

Total revenue	$98,575	$92,451	$6,124

Revenue

Revenue was $98.6 million and $92.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $6.1 million, or 6.6%.

Creative Professional revenue increased $6.2 million, or 15.0%, to $47.4 million for the six months ended June 30, 2016, as compared to $41.2 million for the six months ended June 30, 2015. Direct revenue from our enterprise customers increased, primarily due to increased sales of web font services, growth in sales of recurring licenses, and increased branded mobile messaging revenue due to increased sales volume in the six months ended June 30, 2016, as compared to the same period in 2015.

OEM revenue was $51.2 million and $51.3 million for the six months ended June 30, 2016 and 2015, respectively, a decrease $0.1 million, or 0.1%. Decreased royalty revenue from our printer imaging OEM customers, mainly due to lower volume of shipments from our printer imaging OEM customers, and decreased license revenue from our independent software vendor customers, was partially offset by increased revenue from our display imaging consumer electronic OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $15.9 million and $15.0 million in the six months ended June 30, 2016 and 2015, respectively, an increase of $0.9 million, or 6.3%. As a percentage of total revenue, cost of revenue excluding amortization of acquired technology was relatively unchanged at 16.1% and 16.2% in the six months ended June 30, 2016 and 2015, respectively. The increase in dollars is predominantly due to increased revenue. In the six months ended June 30, 2016, Creative Professional revenue was 48.1% of total revenue, as compared to 44.5% of total revenue in the same period in 2015. Our Creative Professional revenue has typically had a higher associated cost than our OEM revenue. Historically, when Creative Professional revenue increases as a percentage of total revenue, we would have expected our overall gross profit percentage to decrease. However, in the six months ended June 30, 2016, as compared to the same period in 2015, we achieved improved margins on our Creative Professional revenue with enterprise customers from selling a lower proportion of third party fonts, and from license revenues to Creative Professional customers that carry lower royalty rates.

Amortization of acquired technology was unchanged at $2.3 million for the six months ended June 30, 2016 and 2015, respectively.

Gross profit increased 0.2% to 81.6% of sales in the six months ended June 30, 2016, as compared to 81.4% of sales in the six months ended June 30, 2015, due to variations in product mix, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $28.7 million and $27.5 million in the six months ended June 30, 2016 and 2015, respectively, an increase of $1.2 million, or 4.5%. Personnel expenses increased $2.6 million, period over period, mainly due to additional compensation expense in connection with an amendment to the Swyft Media Merger Agreement executed in November 2015 and variable compensation and share based compensation expense. These were partially offset by decreased salary expense due to a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization, period over period. Consulting and marketing expenses decreased $1.1 million in the six months ended June 30, 2016, as compared to the same period in 2015, mainly due to the timing of activities. Decreased transaction fees on web sales, bank fees and bad debts together contributed $0.3 million to the overall change period over period, mainly the result of improved credit and collections efforts.

Research and Development. Research and development expense increased $2.2 million, or 20.2%, to $13.3 million in the six months ended June 30, 2016, as compared to $11.1 million in the six months ended June 30, 2015. Personnel expenses increased $1.6 million in the first half of 2016, as compared to the same period in 2015, a result of increased headcount from the redeployment of certain employees from our sales and marketing organization to development related activities at the beginning of 2016, partially offset by a grant received for development work within Northern Ireland. Increased software license expense and consulting expenses contributed to the remainder of the increase.

General and Administrative. General and administrative expense increased $3.6 million, or 25.7% to $17.5 million in the six months ended June 30, 2016, as compared to $13.9 million in the same period in 2015. Personnel expenses increased $2.7 million in the six months ended June 30, 2016, as compared to the same period in 2015, mainly the result of key hiring. In the six months ended June 30, 2015, approximately $0.6 million of personnel expenses were capitalized in connection with our new ERP system. As the system was placed into service in the third quarter of 2015, there was no capitalization benefit in the same period in 2016, and associated depreciation expense contributed an additional $0.6 million to the overall increase in general and administrative expense.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense, Net

Interest expense, net of interest income decreased $0.3 million to $0.2 million for the six months ended June 30, 2016, as compared to $0.5 million for the six months ended June 30, 2015, mainly due to a reduction in the commitment fee rate in connection with the refinancing of our Original Credit Agreement in September 2015. There was no debt outstanding during either period.

Loss on Foreign Exchange

Loss on foreign exchange decreased $0.2 million, or 29.1%, to $0.4 million for the six months ended June 30, 2016, as compared to $0.6 million for the six months ended June 30, 2015. The loss in both periods was primarily the result of currency fluctuations on our foreign denominated receivables and payables.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.2 million and a loss of $0.1 million in the six months ended June 30, 2016 and 2015, respectively, a decrease of $0.3 million primarily due to our 30-day forward currency contracts.

Provision for Income Taxes

For the six months ended June 30, 2016 and 2015, our effective tax rate was 36.7% and 33.7%, respectively. The increase in our effective rate includes a charge of 2.2% for non-deductible acquisition related expenses. The effective tax rate for the six months ended June 30, 2015 included a benefit of 1.7% for the reversal of reserves in connection with a settlement of the tax audit related to the Company’s Japan subsidiary. There was no similar item in the same period in 2016. The effective tax rate for the six months ended June 30, 2016 included a benefit of 0.9% for research credits. There was no similar item in the same period in 2015, as the legislation for the credit for 2015 had not yet been passed.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $109.5 million and a $150.0 million revolving credit facility, of which there were no outstanding borrowings. On October 23, 2013, our Board of Directors approved a share repurchase program of up to $50.0 million of our outstanding common stock over a maximum two year period. In the first half of 2015, we used $18.2 million in cash to repurchase shares and completed the repurchase program in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. On July 20, 2016, we entered into an agreement to purchase Olapic Inc. for approximately $130.0 million. We expect the acquisition to close in the third quarter of 2016, and intend to fund the acquisition with a combination of cash on hand and borrowings from our Credit Facility. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$28,870	$24,363
Net cash used in investing activities	(1,104)	(21,136)
Net cash used in financing activities	(6,124)	(18,466)
Effect of exchange rates on cash and cash equivalents	355	(466)

Total increase (decrease) in cash and cash equivalents	$21,997	$(15,705)

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

We generated $28.9 million in cash from operations during the six months ended June 30, 2016. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency loss on foreign denominated intercompany transactions generated $27.8 million in cash. Decreased accounts receivable offset by decreased deferred revenue generated $0.3 million in cash, mainly due to timing of customer payments. Decreased accrued expenses and increased prepaid expenses offset by increased accounts payable used $0.6 million, primarily a result of the payment of 2015 accrued variable compensation amounts. Increased accrued income taxes generated $1.4 million during the six months ended June 30, 2016.

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

Investing Activities

During the six months ended June 30, 2016 we used $1.1 million in investing activities mainly for the purchase of property and equipment. During the six months ended June 30, 2015 we used $21.1 million in investing activities mainly for the purchase of $6.8 million of property and equipment, primarily for new ERP systems and our new corporate office, and $14.3 million for acquisitions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2016 was $6.1 million. We received cash from exercises of stock options of $2.0 million and excess tax benefit on stock options provided $0.3 million and we paid cash dividends of $8.5 million in the six months ended June 30, 2016.

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

Dividends

On April 26, 2016 our Board of Directors approved a $0.11 per share or $4.2 million, quarterly cash dividend on our outstanding common stock. The record date was July 1, 2016 and the dividend was paid to shareholders of record on July 21, 2016. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On July 26, 2016 the Company’s Board of Directors approved a $0.11 per share, quarterly cash dividend on our outstanding common stock. The record date is set for October 3, 2016 and the dividend is payable to shareholders of record on October 21, 2016.

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

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At June 30, 2016 our rate, inclusive of applicable margins, was 1.9% for LIBOR and the Company had no outstanding debt under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million in 2015, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of June 30, 2016, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 0.00:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.31:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,653	$5,904	$12,011	$13,261
Provision for income taxes	3,857	3,183	6,964	6,742
Interest expense, net	90	304	198	538
Depreciation and amortization	2,897	2,794	5,771	5,096

EBITDA	$13,497	$12,185	$24,944	$25,637
Share based compensation	3,621	3,470	7,399	6,241
Non-cash add backs	—	—	—	—
Restructuring, issuance and cash non-operating costs	98	78	478	199
Acquisition expenses	—	—	—	339

Adjusted EBITDA(1)	$17,216	$15,733	$32,821	$32,416

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2016.

Non-GAAP Measures

In addition to Adjusted EBITDA as discussed above, we rely internally on certain measures that are not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as net income before interest expense, net, other (income) expense, net, provision for income taxes, depreciation, amortization of acquired intangible assets and share based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

In November 2015, we revised our definition of non-GAAP net adjusted EBITDA to exclude the impact of acquisition-related contingent consideration adjustments. The impact of these adjustments has been added back in calculating non-GAAP net adjusted EBITDA. This change more accurately reflects management’s view of the Company’s business and financial performance.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
Net income	$6,653	$5,904	$12,011	$13,261
Interest expense, net	90	304	198	538
Other (income) expense, net	(605)	705	207	682
Provision for income taxes	3,857	3,183	6,964	6,742

Income from operations	9,995	10,096	19,380	21,223
Depreciation and amortization	2,897	2,794	5,771	5,096
Share based compensation	3,621	3,470	7,399	6,241
Contingent consideration adjustment(2)	578	—	1,156	—

Net adjusted EBITDA(3)	$17,091	$16,360	$33,706	$32,560

(1)	Non-GAAP net adjusted EBITDA for the three and six months ended June 30, 2015 have been restated to add back the impact of acquisition-related contingent consideration adjustments in accordance with our revised definition of non-GAAP net adjusted EBITDA, as noted above.
(2)	For the three and six months ended June 30, 2016 the amount includes $0.6 million and $1.2 million, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement.
(3)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
GAAP earnings per diluted share	$0.16	$0.15	$0.29	$0.33
Amortization, net of tax of $0.02, $0.02, $0.03 and $0.03, respectively	0.03	0.03	0.06	0.07
Share based compensation, net of tax of $0.03, $0.03, $0.07 and $0.05, respectively	0.07	0.06	0.13	0.10
Contingent consideration adjustment, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(2)	0.01	—	0.03	—

Non-GAAP earnings per diluted share(3)	$0.27	$0.24	$0.51	$0.50

(1)	Non-GAAP earnings per diluted share for the three and six months ended June 30, 2015, have been restated to add back the impact of acquisition-related contingent consideration adjustments, net of tax, in accordance with our revised definition of non-GAAP earnings per diluted share, as noted above.
(2)	For the three and six months ended June 30, 2016 the amount includes $0.6 million, or $0.01 per share, and $1.2 million, or $0.03 per share, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement.
(3)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at June 30, 2016 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations	Total	July 2016 - June 2017	July 2017 - June 2019	July 2019 - June 2021	Thereafter
Operating leases	$15,540	$3,316	$5,600	$4,520	$2,104

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $16.5 million and $15.3 million at June 30, 2016 and December 31, 2015, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. None of our customers individually accounted for 10% or more of our gross accounts receivable as of June 30, 2016. At December 31, 2015, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and six months ended June 30, 2016 and 2015, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2016 and December 31, 2015, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended June 30, 2016 and 2015, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 44.1% and 42.8%, respectively, of our total revenue. For the six months ended June 30, 2016 and 2015, sales by our subsidiaries located outside North America comprised 45.5% and 44.5%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $2.5 million, decreased expenses by $2.1 million and decreased operating income by $0.4 million for the three months ended June 30, 2016. For the six months ended June 30, 2016, a 10% strengthening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $5.3 million, decreased expenses by $4.2 million and decreased operating income by $1.1 million. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2016 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value. There were no outstanding forward contracts at December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the risks of conducting business internationally, including:

•	our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent that the United States does, which increases the risk of unauthorized and uncompensated use of our type or technologies;

•	United States and foreign government trade restrictions, including those that may impose restrictions on importation of programming, technology or components to or from the United States;

•	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	risks related to fluctuations in foreign currency exchange rates, in particular fluctuations in the exchange rate of the Japanese yen, the European Union’s euro, and the United Kingdom’s pound sterling, including risks related to hedging activities we may undertake;

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships;

•	difficulty in staffing and managing foreign operations;

•	political instability, including the United Kingdom’s decision to leave the European Union, as well as related events, natural disasters, war and/or events of terrorism; and

•	the strength of international economies.

If we are unsuccessful in managing these risks, our business and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	3,657	$—	—	$—
May 3, 2016 to May 31, 2013	517	—	—	—
June 30, 2016 to June 30, 2016	20,842	—	—	—

Total	25,016	$—	—	$—

(1)	The Company repurchased unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Plan”), respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Plan or related restricted stock agreements.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: July 27, 2016	By:	/S/ SCOTT E. LANDERS
Scott E. Landers President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 27, 2016	By:	/S/ JOSEPH D. HILL
Joseph D. Hill Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.