Form 10-Q
period 2016-09-30
Monotype Imaging Holdings Inc.
filed 2016-10-31
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2016 was 41,626,782.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$97,583	$87,520
Accounts receivable, net of allowance for doubtful accounts of $331 at September 30, 2016 and $264 at December 31, 2015	18,091	15,179
Income tax refunds receivable	2,457	2,558
Prepaid expense and other current assets	7,392	3,846

Total current assets	125,523	109,103
Property and equipment, net	14,551	15,204
Goodwill	275,134	185,735
Intangible assets, net	96,454	69,264
Restricted cash	18,331	9,304
Other assets	2,872	3,177

Total assets	$532,865	$391,787

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,376	$1,385
Accrued expenses and other current liabilities	26,058	21,422
Accrued income taxes payable	2,193	2,395
Deferred revenue	11,083	10,086

Total current liabilities	40,710	35,288
Revolving line of credit	110,000	—
Other long-term liabilities	9,655	6,914
Deferred income taxes	41,669	35,159
Reserve for income taxes, net of current portion	2,423	2,316
Accrued pension benefits	5,197	4,928
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 43,670,938 shares at September 30, 2016 and 42,019,646 shares at December 31, 2015	43	42
Additional paid-in capital	270,664	256,215
Treasury stock, at cost, 2,078,965 shares at September 30, 2016 and 1,999,354 shares at December 31, 2015	(50,481)	(50,455)
Retained earnings	109,810	108,908
Accumulated other comprehensive loss	(6,825)	(7,528)

Total stockholders’ equity	323,211	307,182

Total liabilities and stockholders’ equity	$532,865	$391,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$52,229	$49,352	$150,804	$141,803
Cost of revenue	8,534	7,351	24,441	22,314
Cost of revenue—amortization of acquired technology	1,327	1,048	3,589	3,315

Total cost of revenue	9,861	8,399	28,030	25,629

Gross profit	42,368	40,953	122,774	116,174
Operating expenses:
Marketing and selling	16,538	15,472	45,273	42,980
Research and development	7,781	5,155	21,108	16,244
General and administrative	11,353	8,171	28,840	22,080
Amortization of other intangible assets	941	862	2,418	2,354

Total operating expenses	36,613	29,660	97,639	83,658

Income from operations	5,755	11,293	25,135	32,516
Other (income) expense:
Interest expense	429	253	753	801
Interest income	(78)	(16)	(204)	(26)
Loss on foreign exchange	360	44	794	656
Gain on derivatives	(93)	(120)	(299)	(48)
Loss on extinguishment of debt	—	112	—	112
Other expense, net	5	6	(16)	4

Total other expense	623	279	1,028	1,499

Income before provision for income taxes	5,132	11,014	24,107	31,017
Provision for income taxes	2,707	2,975	9,671	9,717

Net income	$2,425	$8,039	$14,436	$21,300

Net income available to common shareholders—basic	$2,341	$7,837	$13,982	$20,799

Net income available to common shareholders—diluted	$2,340	$7,838	$13,983	$20,802

Net income per common share:
Basic	$0.06	$0.20	$0.36	$0.54

Diluted	$0.06	$0.20	$0.35	$0.53

Weighted average number of shares:
Basic	39,977,120	38,770,626	39,348,437	38,808,446
Diluted	40,261,247	39,230,783	39,699,790	39,382,558
Dividends declared per common share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,425	$8,039	$14,436	$21,300
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $4, $0, $12 and $0, respectively	9	—	26	—
Foreign currency translation adjustments, net of tax of $118, $546, $688 and $(932), respectively	131	(23)	677	(2,569)

Comprehensive income	$2,565	$8,016	$15,139	$18,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$14,436	$21,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,114	7,906
Loss on retirement of fixed assets	—	20
Loss on debt extinguishment	—	112
Amortization of deferred financing costs and accreted interest	165	374
Share based compensation	12,705	9,841
Excess tax benefit on stock options	(404)	(1,692)
Provision for doubtful accounts	216	210
Deferred income taxes	2,312	2,578
Unrealized currency loss on foreign denominated intercompany transactions	422	161
Changes in operating assets and liabilities:
Accounts receivable	(372)	(9,385)
Prepaid expenses and other assets	(2,778)	1,500
Restricted cash	(9,027)	—
Accounts payable	(12)	653
Accrued income taxes payable	942	1,111
Accrued expenses and other liabilities	2,359	885
Deferred revenue	1,869	4,678

Net cash provided by operating activities	31,947	40,252

Cash flows from investing activities
Purchases of property and equipment	(1,600)	(7,805)
Acquisition of businesses, net of cash acquired	(120,444)	(14,289)

Net cash used in investing activities	(122,044)	(22,094)

Cash flows from financing activities
Proceeds from line of credit	110,000	—
Payment of contingent consideration	—	(289)
Purchase of treasury stock	—	(18,601)
Common stock dividends paid	(12,961)	(11,128)
Excess tax benefit on stock options	404	1,692
Proceeds from exercises of common stock options	2,390	6,627

Net cash provided by (used in) financing activities	99,833	(21,699)
Effect of exchange rates on cash and cash equivalents	327	(469)

Increase (decrease) in cash and cash equivalents	10,063	(4,010)
Cash and cash equivalents at beginning of period	87,520	90,325

Cash and cash equivalents at end of period	$97,583	$86,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of type, technology and expertise for creative professionals and consumer device manufacturers. Our end-user and embedded solutions for print, web and mobile environments enable consumers and professionals to create and consume dynamic content across multiple devices and mediums. Our technologies and fonts enable the display and printing of high quality digital text. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, e-book readers, tablets, automotive displays, digital cameras, navigation devices, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems. We also provide printer drivers and printer user interface technology to printer manufacturers and OEMs (original equipment manufacturers). We license our fonts and technologies to consumer device manufacturers, independent software vendors and creative and business professionals and we are headquartered in Woburn, Massachusetts. We operate in one business segment: the development, marketing and licensing of technologies and fonts. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc., MyFonts Inc., Swyft Media Inc. and Olapic, Inc., and seven foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd., Olapic UK Ltd., Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

3. Recently Issued Accounting Pronouncements

Share Based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. The ASU provides guidance on evaluating an entity’s ability to continue as a going concern and the content of any required footnote disclosure based on that evaluation. The assessment period is one year after the date of the financial statements are issued. The standard is effective for the Company on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15, but we do not expect the adoption of this standard to have any impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the adoption method it will apply, and the impact that this standard will have on its financial statements and related disclosures.

4. Acquisition

Olapic, Inc.

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. The Company leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, consisting of approximately $13.7 million in cash and borrowed $110.0 million from its line of credit, net of cash acquired. The Merger Agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy four employees from Olapic’s U.S. operations, eighty four employees from Olapic’s Argentina operations and forty UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

The table below provides the Olapic employees by functional area who have joined the Company in connection with the acquisition:

Number of employees
Marketing and selling	117
Research and development	68
General and administration	13

Total	198

The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below (in thousands):

Estimated Fair Value at Acquisition Date
Cash	$5,942
Accounts receivable and other current assets	3,125
Property and equipment and other assets	1,029
Goodwill	88,745
Identifiable intangible assets	33,000
Accounts payable and other accrued expenses	(6,176)
Deferred tax liability	(1,966)

Total purchase price	123,699

The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date (in thousands)	Estimated Useful Life (in years)
Developed technology	$16,600	10
Customer relationships	7,900	10
Non-compete agreements	1,500	4
Indefinite-lived intangible assets:
Trademarks and tradenames	7,000

Total	$33,000

A portion of the purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of September 30, 2016, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these condensed consolidated financial statements.

We recorded revenue of $2.0 million and a net loss of $4.6 million from Olapic, since the acquisition date, which is included in our condensed consolidated statements of income, in the three and nine months ended September 30, 2016. Transaction costs of $0.7 million and $1.1 million are included in general and administrative expenses in our condensed consolidated statements of income for the three and nine months ended September 30, 2016, respectively.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$53,598	$50,726	$159,439	$145,101
Net income	$939	$4,947	$4,768	$11,890
Net income per common share: basic	$0.02	$0.12	$0.11	$0.29
Net income per common share: diluted	$0.02	$0.12	$0.11	$0.29
Weighted average number of shares—basic	39,977,120	38,770,626	39,348,437	38,808,446
Weighted average number of shares—diluted	40,261,247	39,230,783	39,699,790	39,382,558

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

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

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$30,722	$30,722	$—	$—
Cash equivalents—commercial paper	14,641	—	14,641	—
Cash equivalents—corporate bonds	4,782	—	4,782	—

Total assets	$50,145	$30,722	$19,423	$—

	Fair Value Measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,808	$21,808	$—	$—
Cash equivalents—commercial paper	8,920	—	8,920	—
Cash equivalents—corporate bonds	9,293	—	9,293	—

Total assets	$40,021	$21,808	$18,213	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2016, we had one 30-day forward contract to sell 2.6 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2015	$185,735
Acquisition	88,745
Foreign currency exchange rate changes	654

Balance at September 30, 2016	$275,134

Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	September 30, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$67,844	$(50,315)	$17,529	$59,994	$(48,767)	$11,227
Acquired technology	11	70,938	(43,355)	27,583	54,424	(39,336)	15,088
Non-compete agreements	4	14,625	(12,575)	2,050	12,946	(12,111)	835
Indefinite-lived intangible assets:
Trademarks		44,892	—	44,892	37,714	—	37,714
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$202,699	$(106,245)	$96,454	$169,478	$(100,214)	$69,264

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016. At September 30, 2016, the Company had $110.0 million outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2016 our rate, inclusive of applicable margins, was 1.8% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. At September 30, 2016, our leverage ratio was 1.69:1.00 and our fixed charge ratio was 4.19:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of September 30, 2016.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$23	$30	$71	$89
Interest cost	31	29	91	87
Amortization	13	20	38	58

Net periodic benefit cost	$67	$79	$200	$234

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2016		2015
Provision for income taxes at statutory rate	$1,796	35.0%	$3,855	35.0%
State and local income taxes, net of federal tax benefit	559	10.9%	132	1.2%
Stock compensation	86	1.7%	39	0.4%
Foreign rate differential	(255)	(4.9)%	(76)	(0.7)%
Reversal of reserve for income taxes	—	—	(689)	(6.3)%
Research credits	(141)	(2.8)%	—	—
Permanent non-deductible acquisition related expense	905	17.6%	—	—
Disqualifying dispositions on incentive stock options	(33)	(0.6)%	(6)	(0.1)%
Other, net	(210)	(4.2)%	(280)	(2.5)%

Reported income tax provision	$2,707	52.7%	$2,975	27.0%

	Nine Months Ended September 30,
	2016		2015
Provision for income taxes at statutory rate	$8,437	35.0%	$10,856	35.0%
State and local income taxes, net of federal tax benefit	830	3.4%	419	1.3%
Stock compensation	181	0.8%	101	0.3%
Foreign rate differential	(512)	(2.1)%	(262)	(0.8)%
Reversal of reserve for income taxes	—	—	(1,031)	(3.3)%
Research credits	(300)	(1.2)%	—	—
Permanent non-deductible acquisition related expense	1,324	5.5%	—	—
Disqualifying dispositions on incentive stock options	(44)	(0.2)%	(25)	(0.1)%
Other, net	(245)	(1.1)%	(341)	(1.1)%

Reported income tax provision	$9,671	40.1%	$9,717	31.3%

At September 30, 2016, the reserve for uncertain tax positions was approximately $6.0 million. Of this amount, $3.6 million is recorded as a reduction of deferred tax assets and $2.4 million is classified as long term liabilities.

The permanent non-deductible acquisition related expense consists of purchase consideration primarily from the Olapic and Swyft acquisitions that is contingent on continued employment of key employees. For financial reporting purposes, these amounts are treated as compensation expense recognized ratably over the minimum required employment periods, which range from January 2018 to August 2019. Since these transactions were accounted for as stock acquisitions, such amounts are not deductible for tax purposes. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million. During the third quarter of 2015, the Company settled a tax audit related to its 2012 U.S. federal tax return. As a result of this settlement, the Company recognized a tax benefit of $0.2 million. Additionally, the Company recognized a tax benefit of $0.5 million in the quarter ended September 30, 2015, as a result of the expiration of the 2011 U.S. federal statute of limitations.

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

For all periods presented, the two-class method was used in the computation of diluted net income per share as this approach was more dilutive. The following presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income, as reported	$2,425	$8,039	$14,436	$21,300
Less: net income attributable to participating securities	(84)	(202)	(454)	(501)

Net income available to common shareholders—basic	$2,341	$7,837	$13,982	$20,799

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,687,590	39,797,638	40,730,524	39,771,986
Less: weighted-average shares of unvested restricted common stock outstanding	(1,710,470)	(1,027,012)	(1,382,087)	(963,540)

Weighted-average number of common shares used in computing basic net income per common share	39,977,120	38,770,626	39,348,437	38,808,446

Net income per share applicable to common shareholders—basic	$0.06	$0.20	$0.36	$0.54

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders—basic	$2,341	$7,837	$13,982	$20,799
Add-back: undistributed earnings allocated to unvested shareholders	(88)	105	33	227
Less: undistributed earnings reallocated to unvested shareholders	87	(104)	(32)	(224)

Net income available to common shareholders—diluted	$2,340	$7,838	$13,983	$20,802

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,687,590	39,797,638	40,730,524	39,771,986
Less: weighted-average shares of unvested restricted common stock outstanding	(1,710,470)	(1,027,012)	(1,382,087)	(963,540)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	284,127	460,157	351,353	574,112

Weighted-average number of common shares used in computing diluted net income per common share	40,261,247	39,230,783	39,699,790	39,382,558

Net income per share applicable to common shareholders—diluted	$0.06	$0.20	$0.35	$0.53

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	776,827	575,169	700,934	438,524
Unvested restricted stock	357,338	706,865	354,379	400,800
Unvested restricted stock units	15,873	22,513	14,681	15,065

11. Stockholders’ Equity

Share Purchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During the third quarter of 2016, there were no purchases of common stock under the program. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Marketing and selling	$2,164	$1,693	$5,349	$4,568
Research and development	1,180	633	2,869	1,819
General and administrative	1,962	1,274	4,487	3,454

Total expensed	$5,306	$3,600	$12,705	$9,841
Property and equipment	—	—	—	82

Total share based compensation	$5,306	$3,600	$12,705	$9,923

In the three and nine months ended September 30, 2015, approximately $0 and $82 thousand, respectively, of share based compensation was capitalized as part of an internal software project, and this amount is included in property and equipment, net in our condensed consolidated balance sheet.

As of September 30, 2016, the Company had $42.3 million of unrecognized compensation expense, which is net of expected forfeitures, related to employees and directors’ unvested stock options, restricted stock units and restricted stock awards that are expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2016, most of the performance criteria was not met on the performance-based restricted stock units; however, if the Company had determined achievement of those performance criteria was probable, the Company would have $5.5 million of unrecognized compensation expense related to these awards.

12. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, Creative Professional and OEM, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. Olapic’s revenue has been included in our Creative Professional market. The following table presents revenue for these two major markets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Creative Professional	$27,798	$22,472	$75,170	$63,654
OEM	24,431	26,880	75,634	78,149

Total	$52,229	$49,352	$150,804	$141,803

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

	Three Months Ended September 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$32,230	61.7%	$27,154	55.0%
United Kingdom	2,105	4.0	4,029	8.2
Germany	6,139	11.8	5,877	11.9
Japan	11,625	22.3	12,235	24.8
Other Asia	130	0.2	57	0.1

Total	$52,229	100.0%	$49,352	100.0%

	Nine Months Ended September 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$85,991	57.0%	$78,517	55.4%
United Kingdom	8,677	5.8	7,407	5.2
Germany	18,706	12.4	17,110	12.1
Japan	36,973	24.5	38,215	26.9
Other Asia	457	0.3	554	0.4

Total	$150,804	100.0%	$141,803	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2016	December 31, 2015
Long-lived assets:
United States	$323,142	$206,822
United Kingdom	4,004	4,581
Germany	55,571	55,269
Other	3,422	3,531

Total	$386,139	$270,203

13. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2025. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India and Republic of Korea contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of September 30, 2016 are approximately as follows (in thousands):

Years ending September 30:
2017	$4,655
2018	4,010
2019	3,465
2020	2,684
2021	2,659
Thereafter	6,490

Total	$23,963

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We believe the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2016 and December 31, 2015.

14. Subsequent Events

Dividend Declaration

On October 26, 2016 the Company’s Board of Directors declared a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2017 and the dividend is payable to shareholders of record on January 20, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Purchase Program

Subsequent to September 30, 2016, the Company purchased 8,000 shares of common stock for $0.2 million, at an average price per share of $21.84 through October 20, 2016. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At October 20, 2016, $24.8 million remains for future purchase under the Plan.

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

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina. Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. The Company leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, consisting of approximately $13.7 million in cash and borrowed $110.0 million from its line of credit, net of cash acquired. The merger agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy five employees from Olapic’s U.S. operations, eighty five employees from Olapic’s Argentina operations and forty one UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition. In connection with the acquisition, we recorded $88.7 million of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of September 30, 2016, and using assumptions that the Company’s management believes are reasonable given the information currently available. The final allocation of the purchase price to intangible assets, goodwill and deferred tax assets and liabilities may differ materially from the information presented in these condensed consolidated financial statements.

Sources of Revenue

We derive revenue from two principal sources: primarily licensing our fonts and font related services to creative and business professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. Some of our revenue streams, particularly custom font design services where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Geographic revenue, which is based on the location of our subsidiary receiving such revenue, is in the table below:

	Three Months Ended September 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$32,230	61.7%	$27,154	55.0%
United Kingdom	2,105	4.0	4,029	8.2
Germany	6,139	11.8	5,877	11.9
Japan	11,625	22.3	12,235	24.8
Other Asia	130	0.2	57	0.1

Total	$52,229	100.0%	$49,352	100.0%

	Nine Months Ended September 30,
	2016		2015
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$85,991	57.0%	$78,517	55.4%
United Kingdom	8,677	5.8	7,407	5.2
Germany	18,706	12.4	17,110	12.1
Japan	36,973	24.5	38,215	26.9
Other Asia	457	0.3	554	0.4

Total	$150,804	100.0%	$141,803	100.0%

For the three months ended September 30, 2016 and 2015, sales by our subsidiaries located outside the United States comprised 38.3% and 45.0%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, sales by our subsidiaries located outside the United States comprised 43.0% and 44.6%, respectively, of our total revenue. In the three and nine months ended September 30, 2016, U.S. revenue as a percent of total revenue increased due to the Olapic acquisition. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our fonts and font technology worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronics. For the three months ended September 30, 2016 and 2015, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 33.5% and 34.5% of our total revenue, respectively. For the nine months ended September 30, 2016 and 2015, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 30.9% and 34.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three or nine months ended September 30, 2016 or 2015, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

Our Creative Professional revenue is derived primarily from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, e-mail and indirectly through third-party resellers. Font related services refer to our web font services and web design tools. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. Through our recent acquisition, we also license access to Olapic’s Earned Content Platform, application software, to brands. We refer to direct, indirect and custom font design services, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period. Font related service revenue is mainly subscription based and it may contain software as a service. Substantially all of Olapic’s revenue consists of subscription-based software as a service (“SaaS”). Subscription revenue is recognized ratably over the subscription period.

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

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom font design services. Our cost of revenue also consists of server and hosting fees and moderating fees related to delivery of Olapic’s SaaS services. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. Our cost of OEM revenue has typically had a lower cost than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. We have achieved improved margins on our Creative Professional revenue as a result of product mix and lower royalty rates. In addition, Creative Professional revenue includes custom font design service revenue, which has a substantially higher cost than our other revenue. Our gross profit margin may vary depending on the mix of revenue between sales of our fonts and sales of third party fonts, and depending on the level of custom font design service revenue.

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth items in the condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Revenue:
Creative Professional	53.2%	45.5%
OEM	46.8	54.5

Total revenue	100.0	100.0
Cost of revenue	16.3	14.9
Cost of revenue—amortization of acquired technology	2.6	2.1

Total cost of revenue	18.9	17.0

Gross profit	81.1	83.0
Marketing and selling	31.7	31.4
Research and development	14.9	10.4
General and administrative	21.7	16.6
Amortization of other intangible assets	1.8	1.7

Total operating expenses	70.1	60.1

Income from operations	11.0	22.9
Interest expense, net	0.6	0.5
Loss on foreign exchange	0.7	0.1
Gain on derivatives	(0.2)	(0.2)
Loss on extinguishment of debt	—	0.2

Total other expense	1.1	0.6
Income before provision for income taxes	9.9	22.3
Provision for income taxes	5.3	6.0

Net income	4.6%	16.3%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
Creative Professional	$27,798	$22,472	$5,326
OEM	24,431	26,880	(2,449)

Total revenue	$52,229	$49,352	$2,877

Revenue

Revenue was $52.2 million and $49.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $2.8 million, or 5.8%.

Creative Professional revenue increased $5.3 million, or 23.7%, to $27.8 million in the three months ended September 30, 2016, as compared to $22.5 million in the three months ended September 30, 2015, mainly due to increased direct revenue and revenue from Olapic. Direct revenue increased partially due to licenses of digital ads and partially due to increased recurring licenses of fonts for web server applications to enterprise customers. Olapic subscription sales also contributed to the increase in Creative Professional revenue period over period.

OEM revenue was $24.4 million and $26.9 million in the three months ended September 30, 2016 and 2015, respectively, a decrease of $2.5 million, or 9.1%. Decreased royalty revenue from our printer OEM customers and display imaging consumer electronic OEM customers was mainly due to lower volume of shipments and decreased license revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $8.5 million and $7.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $1.1 million, or 16.1%. The increase in cost of revenue in the third quarter of 2016 is a result of a higher proportion of Creative Professional revenue in our mix of total revenue, which typically has a higher associated cost than OEM, partially offset by improved margins on our Creative Professional revenue with enterprise customers, as compared to the third quarter of 2015. Further, our Creative Professional revenue has grown organically and from the acquisition of Olapic, while our OEM revenue has declined as described above. In the three months ended September 30, 2016, Creative Professional revenue was 53.2% of total revenue, as compared to 45.5% of total revenue in the same period in 2015.

The portion of cost of revenue consisting of amortization of acquired technology increased $0.3 million, or 26.6%, to $1.3 million for the three months ended September 30, 2016, as compared to $1.0 million for the three months ended September 30, 2015, primarily due to our acquisition of Olapic.

Gross profit was 81.1% of sales in the three months ended September 30, 2016, as compared to 83.0% in the three months ended September 30, 2015, a decrease of 1.9 percentage points due to variations in product mix, as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $16.5 million and $15.5 million, an increase of $1.0 million, or 6.9%, in the three months ended September 30, 2016 and 2015, respectively. Personnel expenses increased $1.6 million in the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to additional headcount from our acquisition of Olapic and due to additional compensation expense in connection with an amendment to the Swyft Media Merger Agreement executed in November 2015. Other marketing related expenses decreased $0.7 million, mainly due to the timing of targeted spending, in the three months ended September 30, 2016, as compared to the same period in 2015.

Research and Development. Research and development expense increased $2.6 million, or 50.9% to $7.8 million in the three months ended September 30, 2016, as compared to $5.2 million in the three months ended September 30, 2015. Personnel and personnel related expenses increased $2.2 million in the third quarter of 2016, as compared to the same period in 2015, mainly due to additional headcount from our acquisition of Olapic. External consulting and related software development accounted for $0.2 million of the overall increase.

General and Administrative. General and administrative expense increased $3.2 million, or 38.9%, to $11.4 million in the three months ended September 30, 2016, as compared to $8.2 million in the three months ended September 30, 2015. Personnel and personnel related expenses increased $2.5 million in the three months ended September 30, 2016, as compared to the same period in 2015, due to additional headcount from our acquisition of Olapic and other targeted hiring. Higher infrastructure expenses generally resulting from the increased headcount, such as software licenses, facilities related expenses and depreciation, contributed $0.6 million to the overall increase in general and administrative expense.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.9 million and $0.9 million in the three months ended September 30, 2016, and 2015, respectively.

Interest Expense, Net

Interest expense, net of interest income was $0.4 million and $0.2 million in the three months ended September 30, 2016 and 2015, respectively, an increase of $0.2 million, or 48.1%. Interest expense in the three months ended September 30, 2016 was primarily due to outstanding debt and unused line fees. Total debt outstanding at September 30, 2016 was $110.0 million, which was drawn on our revolving credit facility in connection with our acquisition of Olapic Inc. on August 9, 2016. There was no debt outstanding during the three months ended September 30, 2015. Interest expense in the three months ended September 30, 2015 consisted mainly of unused line fees in connection with our original credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million in the three months ended September 30, 2015, which was incurred in connection with the refinancing of our Credit Facility in September 2015. There was no similar item in the same period in 2016.

Loss on Foreign Exchange

Losses on foreign exchange were $0.4 million and $44 thousand in the three months ended September 30, 2016 and 2015, respectively, an increase of $0.4 million, primarily due to the strengthening of the Japanese Yen as compared to the US dollar.

Gain on Derivatives

Gain on derivatives was $0.1 million and $0.1 million in the three months ended September 30, 2016 and 2015, respectively, primarily due to our 30-day forward currency contracts.

Provision for Income Taxes

During the three months ended September 30, 2016 and 2015, our effective tax rate was 52.7% and 27.0%, respectively. The increase in our effective rate is primarily due to a charge of 17.6% for non-deductible acquisition related expenses primarily from Olapic and Swyft that is contingent on continued employment. This is treated as compensation expense for GAAP purposes and is not deductible for tax purposes. This was partially offset by a benefit of 2.8% for research credits. There were no similar items in the same period in 2015. The legislation for the research credit for 2015 had not yet been passed as of September 30, 2015. The effective tax rate for the three months ended September 30, 2016 included a benefit of 4.9% for foreign rate differential, an increased benefit of 4.2% resulting from increased pretax net income in our UK subsidiaries, which is taxed at a lower rate than the applicable U.S. statutory rate. The effective tax rate for the three months ended September 30, 2015 included a benefit of 6.3% for the reversal of reserves in connection with a settlement of a U.S. federal tax audit of the Company’s 2012 tax return and the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns. There was no similar item in the same period in 2016. The effective tax rate included a charge of 3.0% for the third quarter of 2016 for state and local income taxes, net of federal benefit, as compared to a charge of 1.2% in 2015.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth items in the condensed consolidated year-to-date statements of income as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
Revenue:
Creative Professional	49.8%	44.9%
OEM	50.2	55.1

Total revenue	100.0	100.0
Cost of revenue	16.2	15.8
Cost of revenue—amortization of acquired technology	2.4	2.3

Total cost of revenue	18.6	18.1

Gross profit	81.4	81.9
Marketing and selling	30.0	30.3
Research and development	14.0	11.5
General and administrative	19.1	15.5
Amortization of other intangible assets	1.6	1.7

Total operating expenses	64.7	59.0

Income from operations	16.7	22.9
Interest expense, net	0.4	0.5
Loss on foreign exchange	0.5	0.4
Gain on derivatives	(0.2)	—
Loss on extinguishment of debt	—	0.1

Total other expense	0.7	1.0
Income before provision for income taxes	16.0	21.9
Provision for income taxes	6.4	6.9

Net income	9.6%	15.0%

Revenue by Market. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
Creative Professional	$75,170	$63,654	$11,516
OEM	75,634	78,149	(2,515)

Total revenue	$150,804	$141,803	$9,001

Revenue

Revenue was $150.8 million and $141.8 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $9.0 million, or 6.3%.

Creative Professional revenue increased $11.5 million, or 18.1%, to $75.2 million for the nine months ended September 30, 2016, as compared to $63.7 million in the same period in 2015, mainly due to increased direct revenue and revenue from Olapic. Direct revenue increased due to licenses of digital ads and increased recurring licenses of web font services and fonts for web server applications to enterprise customers, in the nine months ended September 30, 2016, as compared to the same period in 2015. Olapic subscription sales also contributed to the increase in Creative Professional revenue, period over period.

OEM revenue was $75.6 million and $78.1 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $2.5 million, or 3.2%. Decreased revenue from per unit royalty arrangements with our printer imaging electronic OEM customers, primarily due to lower volume of shipments, and decreased revenue from our independent software vendor customers, mainly due to the timing of revenue, was partially offset by increased revenue from our automotive display imaging OEM customers, period over period.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $24.4 million and $22.3 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2.1 million, or 9.5%. The increase in cost of revenue in the nine months ended September 30, 2016 is a result of a higher proportion of Creative Professional revenue in our mix of total revenue which typically has a higher associated cost than OEM, partially offset by improved margins on our Creative Professional revenue with enterprise customers, as compared to the third quarter of 2015. Further, our Creative Professional revenue has grown organically and from the acquisition of Olapic, while our OEM revenue has declined as described above. In the nine months ended September 30, 2016, Creative Professional revenue was 49.8% of total revenue, as compared to 44.9% of total revenue in the same period in 2015.

Amortization of acquired technology was $3.6 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $0.3 million, or 8.3%, primarily due to our acquisition of Olapic.

Gross profit was 81.4% and 81.9% in the nine months ended September 30, 2016 and 2015, respectively, a decrease of 0.5 percentage points, due to variations in product mix as detailed above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $45.3 million and $43.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2.3 million, or 5.3%. Personnel expenses increased $4.6 million in the nine months ended September 30, 2016, as compared to the same period in 2015 due to additional headcount from our acquisition of Olapic and other targeted hiring, and additional compensation expense in connection with an amendment to the Swyft Media Merger Agreement executed in November 2015. The increase was partially offset by a reduction in headcount due to a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization. The increase was also partially offset by decreased marketing related expenses of $1.8 million due to the timing of targeted spending, in the nine months ended September 30, 2016, as compared to the same period in 2015. Lower bank fees on web sales and a decrease in bad debt together contributed a decrease of $0.6 million, period over period.

Research and Development. Research and development expense increased $4.9 million, or 29.9%, to $21.1 million in the nine months ended September 30, 2016, as compared to $16.2 million for the nine months ended September 30, 2015. Personnel and personnel related expenses increased $4.3 million in the nine months ended September 30, 2016, as compared to the same period in 2015, mainly due to additional headcount from our acquisition of Olapic. Higher infrastructure expenses, primarily software licenses and facilities related expenses, contributed $0.5 million to the increase in research and development in the nine months ended September 30, 2016, as compared to the same period in 2015, a result of increased headcount. External consulting and related software development increased $0.4 million period over period. These increases were partially offset by a grant received related to the Company’s development work within Northern Ireland which contributed a decrease of $0.5 million.

General and Administrative. General and administrative expense increased $6.7 million, or 30.6%, to $28.8 million in the nine months ended September 30, 2016, as compared to $22.1 million in the nine months ended September 30, 2015. Personnel and personnel related expenses increased $5.2 million in the nine months ended September 30, 2016, as compared to the same period in 2015, mainly due to additional headcount from our acquisition of Olapic and other targeted hiring. In the nine months ended September 30, 2015, approximately $0.6 million of personnel expenses were capitalized in connection with our new ERP system. As the system was placed into service in the third quarter of 2015, there was no capitalization benefit in the same period in 2016, and associated depreciation expense contributed an additional $0.9 million to the overall increase in general and administrative expense. Professional service expense increased $0.4 million in the nine months ended September 30, 2016, primarily due to ongoing ERP system support.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.4 million and $2.4 million for the nine months ended September, 30, 2016 and 2015, respectively.

Interest Expense, Net

Interest expense, net of interest income, was $0.5 million and $0.8 million in the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.3 million, or 29.2%. The decrease in interest expense in the nine months ended September 30, 2016, was partially due to a reduction in the unused line fee rate, in connection with the refinancing of our revolving credit facility in September 2015, and was partially offset by interest expense on the borrowings under our revolving line of credit. Total debt outstanding at September 30, 2016 was $110.0 million, which was drawn on our revolving credit facility in connection with our acquisition of Olapic Inc. on August 9, 2016. Prior to August 9, 2016, there was no debt outstanding. In the nine months ended September 30, 2015, interest expense consisted mainly of unused line fees in connection with our original credit facility, as there was no debt outstanding.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million in the nine months ended September 30, 2015, which was incurred in connection with the refinancing of our Credit Facility in September 2015. There was no similar item in the same period in 2016.

Loss on Foreign Exchange

Loss on foreign exchange was $0.8 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $0.1 million, or 21.0%, mainly due to the revaluation of foreign denominated liabilities.

Gain on Derivatives

Gain on derivatives was $0.3 million and $48 thousand and for the nine months ended September 30, 2016 and 2015, respectively, resulting from our 30-day forward currency contracts.

Provision for Income Taxes

Our effective tax rate was 40.1% and 31.3% for the nine months ended September 30, 2016 and 2015, respectively. The increase in our effective rate is primarily due to a charge of 5.5% for non-deductible acquisition related expenses, partially offset by a benefit of 1.2% for research credits. The non-deductible acquisition related expense consists of purchase consideration primarily from Olapic and Swyft that is contingent on continued employment. This is compensation expense for GAAP purposes and is not deductible for tax purposes. There were no similar items in the same period in 2015 as the legislation for the research credit for 2015 had not yet been passed as of September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 included a benefit of 2.1% for foreign income and dividends, as compared to a benefit of 0.8% in 2015, primarily resulting from the proportion of income increased in our UK subsidiary, which is taxed at a lower rate than the applicable U.S. statutory rate. The effective tax rate for the nine months ended September 30, 2015 included a benefit of 3.3% for the reversal of reserves related to the settlements of tax audits in the U.S. and Japan, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns. There was no similar item in the same period in 2016.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. At September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $97.6 million and a $150.0 million revolving Credit Facility, of which we have borrowed $110.0 million for the acquisition of Olapic Inc. on August 9, 2016. On August 30, 2016, our Board of Director’s approved a $25.0 million share purchase program, with purchases permitted through December 31, 2017. At September 30, 2016, there have been no purchases under the plan. In the nine months ended September 30, 2015, we used $18.2 million in cash to repurchase shares in connection with our share repurchase program approved in October 2013 and completed in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to repurchase shares in excess of our previously approved share repurchase program. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$31,947	$40,252
Net cash used in investing activities	(122,044)	(22,094)
Net cash provided by (used in) financing activities	99,833	(21,699)
Effect of exchange rates on cash and cash equivalents	327	(469)

Increase (decrease) in cash and cash equivalents	$10,063	$(4,010)

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

We generated $31.9 million in cash from operations during the nine months ended September 30, 2016. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $38.9 million in cash. In connection with the acquisition of Olapic Inc. on August 9, 2016, we used $9.0 million to fund an escrow account to be used for future payments due in 2018 and 2019 under the agreement. Accrued income taxes generated $0.9 million during the nine months ended September 30, 2016. Deferred revenue, net of increased accounts receivable generated $1.5 million net in cash, which is mainly due to the timing of a large contract signing. Increases in accrued expenses and other liabilities, and prepaid expenses and other assets, combined with a decrease in accounts payable used $0.4 million net in cash, which is mainly due to the timing of payments.

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

Investing Activities

During the nine months ended September 30, 2016, we used $122.0 million in investing activities for the purchase of $1.6 million of property and equipment and $120.4 million for acquisitions. During the nine months ended September 30, 2015, we used $22.1 million in investing activities mainly for the purchase of $7.8 million of property and equipment and $14.3 million for acquisitions.

Financing Activities

Cash generated from financing activities for the nine months ended September 30, 2016 was $99.8 million. Cash borrowed from our revolving Credit Facility for the acquisition of Olapic Inc. generated $110.0 million. We received cash from the exercises of stock options of $2.4 million and the excess tax benefit on stock options provided $0.4 million. We paid cash dividends of $13.0 million in the nine months ended September 30, 2016.

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

Dividends

On July 26, 2016 our Board of Directors approved a $0.11 per share or $4.6 million, quarterly cash dividend on our outstanding common stock. The record date was October 3, 2016 and the dividend was paid to shareholders of record on October 21, 2016. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 26, 2016, the Company’s Board of Directors approved a $0.11 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2017 and the dividend is payable to shareholders of record on January 20, 2017.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The Credit Facility provides more attractive interest rates and a lower commitment fee than those under the Original Credit Agreement, as defined below. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016. At September 30, 2016, the Company had $110.0 million outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2016 our rate, inclusive of applicable margins, was 1.8% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.1 million of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of September 30, 2016, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 1.69:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.19:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,425	$8,039	$14,436	$21,300
Provision for income taxes	2,707	2,975	9,671	9,717
Interest expense, net	351	237	549	775
Depreciation and amortization	3,343	2,810	9,114	7,906

EBITDA	$8,826	$14,061	$33,770	$39,698
Share based compensation	5,306	3,600	12,705	9,841
Non-cash add backs	—	112	—	112
Restructuring, issuance and cash non-operating costs	19	285	497	484
Acquisition expenses	1,125	—	1,125	339

Adjusted EBITDA(1)	$15,276	$18,058	$48,097	$50,474

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. At September 30, 2016 we have a significant amount of debt and we have had a significant amount of debt in the past, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2016.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
Net income	$2,425	$8,039	$14,436	$21,300
Interest expense, net	351	237	549	775
Other (income) expense, net	272	42	479	724
Provision for income taxes	2,707	2,975	9,671	9,717

Income from operations	$5,755	$11,293	$25,135	$32,516
Depreciation and amortization	3,343	2,810	9,114	7,906
Share based compensation	5,306	3,600	12,705	9,841
Contingent consideration adjustment(2)	1,077	—	2,233	—

Net adjusted EBITDA(3)	$15,481	$17,703	$49,187	$50,263

(1)	Non-GAAP net adjusted EBITDA for the three and nine months ended September 30, 2015 have been restated to add back the impact of acquisition-related contingent consideration adjustments in accordance with our revised definition of non-GAAP net adjusted EBITDA, as noted above.
(2)	For the three and nine months ended September 30, 2016 the amount includes $0.6 million and $1.7 million, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $0.5 million and $0.5 million, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition.
(3)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP earnings per diluted share	$0.06	$0.20	$0.35	$0.53
Amortization, net of tax of $0.03, $0.01, $0.06 and $0.05, respectively	0.03	0.04	0.09	0.11
Share based compensation, net of tax of $0.07, $0.02, $0.13 and $0.08, respectively	0.06	0.07	0.20	0.17
Contingent consideration adjustment, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(2)	0.03	—	0.06	—

Non-GAAP earnings per diluted share(3)	$0.18	$0.31	$0.70	$0.81

(1)	Non-GAAP earnings per diluted share for the three and nine months ended September 30, 2015, have been restated to add back the impact of acquisition-related contingent consideration adjustments, net of tax, in accordance with our revised definition of non-GAAP earnings per diluted share, as noted above.
(2)	For the three and nine months ended September 30, 2016 the amount includes $0.6 million and $1.7 million, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $0.5 million and $0.5 million, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition.
(3)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at September 30, 2016 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations	Total	October 2016 - September 2017	October 2017 - September 2019	October 2019 - September 2021	Thereafter
Operating leases	$23,963	$4,655	$7,475	$5,343	$6,490

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days or containing seven day guaranteed put features to the issuer. Deposits of cash held outside the United States totaled approximately $23.6 million and $15.3 million at September 30, 2016 and December 31, 2015, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. One customer individually accounted for 14.8% of our gross accounts receivable as of September 30, 2016. At December 31, 2015, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and nine months ended September 30, 2016 and 2015, no one customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At September 30, 2016, the Company had $110.0 million outstanding under our revolving credit facility. At December 31, 2015, the Company had no borrowings under our revolving Credit Facility. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended September 30, 2016 and 2015, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 38.3% and 45.0%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, sales by our subsidiaries located outside North America comprised 43.0% and 44.6%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $2.5 million, decreased expenses by $1.9 million and decreased operating income by $0.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2016, a 10% strengthening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $7.8 million, decreased expenses by $6.1 million and decreased operating income by $1.7 million. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2016 there was one currency contract outstanding, to purchase and sell two different currencies, which was entered into on those dates, and accordingly, the fair value was materially equivalent to its book value. There were no outstanding forward contracts at December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 to July 15, 2016	2,995	$0.00	—	$—
August 5, 2016 to August 23, 2016	2,000	0.00	—	—
September 2, 2016 to September 30, 2016	11,870	0.00	—	—

Total	16,865	$0.00	—	$—

(1)	The Company purchased 11,658 and 5,207 shares of unvested restricted stock in accordance with the Second Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Plan”) and the 2010 Inducement Stock Plan, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Plan or 2010 Inducement Stock Plan and related restricted stock agreements.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: October 31, 2016	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer, Director, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 20, 2016 by and among Monotype Imaging Inc., Project Wave Acquisition Sub Inc., Olapic, Inc. and Shareholder Representative Services LLC as the Stockholders’ Representative (1)

10.1	Form of Restricted Stock Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan *

10.2	First Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan (2)

10.3	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan *

10.4	Form of Restricted Stock Agreement under the 2010 Inducement Plan *

10.5	Form of Restricted Stock Unit Agreement under the 2010 Inducement Plan (2)

10.6	Lease, dated October 8, 2015, between WFP Tower D Co. L.P. and Olapic, Inc.*

10.7	Lease, dated October 14, 2016, between Pawan Impex Private Limited and Monotype Solutions India Private Limited*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2016.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 29, 2016.
*	Filed herewith.
**	Furnished herewith.