Form 10-K
period 2016-12-31
Monotype Imaging Holdings Inc.
filed 2017-02-28
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☑    Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2016 was approximately $980,685,272 (assumes officers, directors, and all shareholders beneficially owning 10% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 16, 2017 was approximately 41,269,566.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

Monotype empowers expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. These professionals sit at globally recognized organizations or are independent creatives located across the globe. Regardless of their organization or location, we support their efforts by producing compelling content and technologies that build beloved and valued brands, provide technology that cultivate meaningful engagement with their brand enthusiasts, and provide intelligence and insight through the measure of content performance to optimize resources and spending.

Our mission is to be the first place to turn for the design assets, technology and expertise for all touchpoints.

For creatives, designers and engineers, we empower expression through high-value design assets, technologies that improve the discovery, curation, measurement and brand integrity of content, and through custom studio design services. For marketers, we enable engagement with a customer’s brand enthusiasts and measurement of content interactions in digital environments such as mobile messaging and social media platforms.

At the highest level, we organize our business operations into two areas:

Creative Professionals—Our focus is to help customers worldwide provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process, are licensed through our direct sales channel, e-commerce platforms and partner platforms. We work with a wide range of customers, including brands, agencies and publishers.

OEM—Our focus is to provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, mobile phones, automotive displays, navigation devices, e-book readers, tablets, digital cameras, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems.

Our principal office is located in Woburn, Massachusetts, with regional offices in Los Altos and Los Angeles, California; Boulder, Colorado; Elk Grove Village and Chicago, Illinois; New York, New York; Cordoba, Argentina; Belfast, Northern Ireland; Penarth, Salfords and London, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; Shanghai and Hong Kong, China; Seoul, Republic of Korea; and Tokyo, Japan.

Industry Overview and Market Opportunity

People and businesses have unparalleled access to content. News, blogs, social media, photos, mobile messaging, videos, movies and television shows are consumed across a growing number of devices as screens and Internet connectivity are ubiquitous. As digital has become the primary method of media consumption for consumers, creative professionals—including brand managers, agencies and other marketing professionals—have changed the way they create, distribute and display content across an increasingly diverse device ecosystem in order to influence consumer behavior. Creative professionals need an abundance of content, delivered seamlessly across device platforms, that is engaging, on brand, and relevant to the consumer. For device manufacturers, the challenge is allowing users to consume content with the look-and-feel the author intended. In all of these environments, consumers are seeking opportunities for creative self-expression through social media interactions and messaging. In each case, the goal is to provide an engaging user experience and a platform for self-expression.

Overarching themes in these markets include:

•

Mobile is the dominant platform. The majority of global Internet devices are now smart phones and tablets. Mobile devices provide convenient and ubiquitous connectivity. Consumer reliance on traditional personal computers for communication, computing and accessing content is declining rapidly. This migration is changing consumer behavior. While television remains a significant source for media, in the U.S. the percent of time spent and the percent of advertising spending on traditional television media is in decline. In the U.S., mobile is the only platform for media consumption that has shown an increase in share over the last five years, according to Kleiner Perkins partner Mary Meeker’s 2016 Internet Trends report. This pattern is particularly evident among consumers younger than 35.

•

The value of a device comes from its being part of an ecosystem. Manufacturers of consumer electronics as well as other connected devices (e.g. cars, appliances and Internet-of-Things devices) are building products that connect to each other and to the cloud in order to accelerate product innovation and extend the capabilities of these devices. In addition, consumers use their connected devices as platforms for consuming content and communicating with other consumers and devices.

•

A brand’s relationship with customers is changing. Consumers want to participate actively with brands that they perceive as aligning with their lifestyles and values. Consumers increasingly view poorly-targeted content as a distraction or an intrusion. The desire to interact with specific brands transforms consumers into brand advocates when communication and targeting are done effectively. As advocates, these consumers provide content back to the brands that acts as an authentic voice for brand values; this is often referred to as earned content. For generations such as millennials, purchases driven by brand endorsement are increasingly social, giving rise to social media and messaging platforms as dominant media and consumption channels.

•

Data and analytics are core to the connected world. Effective content targeting requires a thorough understanding of users and their behavior. Marketers, product developers and media providers all need to draw insights from consumer data that can be incorporated into actions that build consumer loyalty and foster ongoing interactions between the brand and its consumers.

Our customers turn to us for comprehensive, powerful and easy-to-use solutions based on our design assets, technology and expertise, which address the needs of our customers whether they are content creators, marketers, consumer device manufacturers, or independent software vendors and developers. These customers use our products to enhance user experiences, create compelling digital and print content, and provide platforms for using content to engage their best customers as brand advocates.

Content Creators

Content creators include brands, advertising agencies, graphic designers, printers, publishers, and non-professional creators of content (such as social media users, designers, bloggers and self-publishers). Content creators produce digital and/or printed material, and they seek creative ways to convey meaning and differentiate identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend their brand into new markets. The challenge is to ensure that branding efforts are reflected consistently in every communication, regardless of media. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which travel with the content to a user’s connected device for consistent viewing regardless of the environment, are an example of a solution that addresses the needs of creative professional customers. Social media and messaging platforms offer a wide range of opportunities for consumers (non-professional creatives) to express a personal brand. Stickers, emoji and fonts allow consumers to communicate who they are in fun and expressive ways and, when their use is monitored and reported, also provide analytics back to the brand.

Marketers

Marketers are facing new challenges. Traditional media channels for reaching consumers, such as broadcast television, are losing their audience. A proliferation of digital media channels for consuming content has forced marketers to reshape their strategies to better serve a mobile-first, multi-screen marketing landscape. The content is on-demand and has a heavy social component through which consumers interact with the content. Marketers need to participate in these channels without being viewed as intrusive or inauthentic. Two positive aspects of the changing landscape are that consumers are actively seeking to align with brands they view as reflecting their values and that these media platforms (including social and messaging platforms) offer more direct data on their users and their interaction with the content. Marketers now have an opportunity to make their best customers advocates of the brand. The content that these users create (broadly defined in the industry as user-generated content or “UGC”) allows consumers to provide an authentic voice for promoting brands, since the brand earns it through customer loyalty rather than paying for it. Similarly, marketers have the opportunity to provide branded content to these customers who want to show their support. With the right technology platforms, marketers can measure these interactions and refine their programs to optimize the return on their marketing expenses.

Consumer Device Manufacturers

Consumer devices are platforms for consuming content. These devices require robust multimedia functionality, as consumers create and share videos, animations and other rich-media and interactive content across various mobile devices. Consumer device manufacturers must display multimedia content, including text, from these different sources, while providing a consistent look-and-feel across devices, supporting worldwide languages and, in many cases, supporting enhanced personalization. As technologies enable media to move seamlessly from one device to another, scalable, multilingual type and related display solutions that are optimized for these devices are critical. For example:

•

The automotive industry uses digital displays with complex, worldwide language requirements. In addition, the industry is becoming more aware of legibility as a factor in helping to reduce driver distraction.

•	Digital TVs incorporate scalable text for menu navigation, content delivery and connectivity.

•	Rich media functionality has moved to mobile platforms, driving the adoption of scalable text on phones, tablets and similar devices.

•

Appliance manufacturers worldwide are adding Internet connectivity and control panels with enhanced graphical user interfaces to improve the user experience and to provide consumers with additional control and functionality.

The market for laser printers and digital copiers is more mature than the rest of the consumer device market. As a result, the least expensive end of the market is becoming more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advances such as a larger number of embedded fonts, enhanced control panel functionality, and creating new printing paradigms and services offerings, including mobile printing and managed print services. Comprehensive global text solutions and related technologies continue to be an important part of printing platforms.

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

ISVs and platform developers are increasingly distributing their solutions through software-as-a-service, cloud-based models and to multiple devices including PCs, mobile phones, game consoles, tablets and other devices. As a result, developers require font technologies that allow products to maintain a consistent, high-quality user experience regardless of the delivery model and device and its screen resolution.

Our Products

We provide high-quality creative assets and technology solutions to marketers and content creators that empower our customers to achieve global brand fidelity and drive consistent user experiences across a wide variety of devices and online media. These creative assets and user experiences now extend to new forms of engagement through consumer interactions that allow marketers to broaden a brand’s reach, while maintaining design fidelity. We also provide underlying technology solutions to enable those same global brand fidelity and user experiences via device screens or printers.

Design Assets and Related Technology Solutions

Type at the Forefront

•

The core of our business, the Monotype® Libraries, comprises some of the largest and most trusted inventories of typefaces in the world. Included in the continuously expanding Monotype, Linotype®, FontFont®, ITC®, Ascender™ and Bitstream® collections, which contain more than 17,000 typefaces, are some of the world’s most well-known designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF® Meta® and Droid™ typefaces.

•

The Monotype Library Subscription is an easy-to-use font subscription service that provides individuals, designers and small teams with the ability to discover, access, install and use typefaces from the Monotype Library. This provides customers with access to more than 20,000 of the world’s most popular fonts for a nominal monthly fee.

•

The Monotype Enterprise License is a program that offers instantaneous typeface experimentation and a license model for enabling brand fidelity in any environment. It is designed to give brands and agencies the flexibility and dependability they need to create beautiful, consistent brand expressions. For an annual fee, customers can install desktop fonts from a collection of fonts from the Monotype Library and utilize those in a variety of scenarios such as desktop, digital ads, mobile applications, web fonts and even our embedded printer and screen imaging software for scaling fonts on devices. This subscription model gives Monotype the flexibility to continue to innovate and bring additional value to our customers over time. It also offers access to underlying technologies previously only available through individual licenses, including our printer and screen imaging software.

Printer Imaging Technologies

•

Universal Font Scaling Technology, or UFST® font scaling engine, and our MicroType® font compression technology, are our primary solutions for laser printer manufacturers. Our font scaling engine and font compression technologies are compatible with virtually all font formats and industry standards, including the PostScript and PCL printing languages. Our font solutions for consumer device manufacturers, including our Edge™ and SmartHint™ technologies, enable precise pixel adjustments to enable fonts to display with optimal quality in suboptimal display environments.

•	Printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•

Our core sets of fonts for printer manufacturers consist of the PCL® (Printer Command Language) 6 and PostScript® 3 font collections. These fonts are designed for compatibility with HP and Adobe Systems Incorporated, or Adobe, font specifications.

Screen Imaging Technologies

•	iType® font scaling engine renders high-quality display of text in every major language and in any size on memory-constrained devices, including, but not limited to, automotive displays, mobile phones, e-readers, tablets, set-top boxes and digital cameras, and is fully compatible with the industry-standard TrueType® and OpenType® font formats.

•	iType Connects plug-ins streamline the process of integrating iType by providing a pre-integrated solution for common consumer device platforms.

•

WorldType® Layout Engine enables consumer devices to accurately compose, position and render multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	WorldType Shaper product provides customers with existing layout systems the ability to integrate intelligent shaping and bidirectional capabilities to support complex scripts.

•

Monotype® Spark™ software is a small, yet powerful type and technology solution for developing high-quality, scalable text interfaces in low-end platforms with limited run-time memory. Designers and engineers use the Monotype Spark software to create flexible, scalable text displays in low and mid-end devices like wearables, medical devices and low-to-mid-end automotive clusters, without investing a substantial amount of work or money in additional hardware or memory. Monotype Spark software makes the type on these devices more beautiful and enables product manufacturers to keep development costs low and create an easy path to scale devices to support new languages and character sets in the future.

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

•

SmartHint™ technology maintains the clarity of East Asian stroke-based fonts at any size. At small sizes, SmartHint technology preserves spatial relationships and removes strokes, if necessary, without changing the meaning of characters.

•

Type Enhancements for Android® products bring rich, high-quality text and worldwide language support to Android 4.0 devices. OEMs are able to meet a wide range of requirements, including the ability to deliver crisp, readable text in multiple languages, superior web browsing experiences and end-user personalization through user-selected fonts.

•

FlipFont™ mobile font download solution allows users to personalize and enhance the user interface and menus of their Android phones, making them more appealing and fun to use. Android handset manufacturers can enable FlipFont so users easily connect to an online selection of fonts, choose a new typeface, purchase the font, and safely download and install it.

•

Our e-commerce websites including myfonts.com, fonts.com, fontshop.com and linotype.com offer thousands of high-quality font products, including our own libraries as well as fonts from third parties. Our sites attracted more than 50 million visitors in 2016 from over 200 countries and territories.

•

Fonts.com Web Fonts service features more than 60,000 high-quality web fonts for website design and digital ads. Fonts.com Web Fonts offers a superior range of fonts, language support and workflow capabilities, in addition to multiple licensing options, including subscription plans and self-hosting opportunities. Our hinted web fonts are designed especially for the online environment, providing web designers and content developers with type that upholds a high display quality in any browser.

Design Assets for Brand and Self-Expression

•

Our mobile engagement platform powered by Swyft Media helps brands and advertisers create and distribute branded content that consumers want and share with friends across a wide variety of mobile and social apps.

Creative Tools to Build Robust User Experiences

•

Our web fonts extension for Adobe® Photoshop® CC and version CS5 or higher allows the use of our high-quality web fonts for greater quality and accuracy, and enables users to proof and prototype their work within the Photoshop canvas.

•	FontGazer™ plug-in allows users to search, purchase and install new typefaces without having to close or turn away from an open Adobe InDesign® file.

•

Typecast™ application is a browser-based tool that enables designers to create working web page prototypes using simple visual controls. With the Typecast application, designers can easily draft copy, compare fonts side-by-side, publish and share projects for feedback and review, and easily export production-ready HTML and CSS.

•

Our cloud-based SkyFonts™ technology is a patent-pending, lightweight utility that runs in the background of Macintosh® or PC workstations, allowing for the temporary installation of desktop fonts and the ability to sync them on up to five workstations. SkyFonts is integrated into Fonts.com, Google Fonts, MyFonts.com and Monotype Enterprise License. Paired with these services, SkyFonts provides effortless access to thousands of quality typefaces to browse, try, and install typefaces almost instantly.

•	FontExplorer® X Pro and FontExplorer X Server font management solutions provide powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

Marketing Technology for Brand Engagement

Global Brand Engagement and Social Endorsement Through Mobile and Digital Channels

•

Olapic’s earned content platform amplifies engagement and performance in every channel with curated, high-converting images and videos taken by actual customers. Olapic helps solve the lack of high quality, high-performing content and the associated cost to create valuable content, commonly referred to as content crunch, for marketers by tapping into the brand loyalists to provide high performing visual (image and video) assets.

•

Swyft Media’s innovative mobile engagement platform gives advertisers and brands an opportunity to use branded content like emoji, digital stickers, GIFs, photo frames, photo filters, chat and video to reach and engage millennials and young consumers in the places they spend the most time—mobile and social apps. This content lets consumers act as brand advocates through their social endorsement.

Design and Technology Expertise to Support Global Brand Initiatives

•

We provide expert consultation and custom type design services to help customers articulate their distinctive brand value through type. We have strong relationships with a broad network of highly talented font designers. Working directly with clients and through branding agencies, our type design experts have developed the branding fonts used by many Fortune 1000 companies.

•

Our engineers provide technology support and professional services to make the most of our display and printing technologies. We help a wide range of companies from start-ups to Fortune’s Global 2000 companies get their products to market quickly with less risk by using proven, high-quality, scalable solutions.

Competitive Strengths

We are a leading global provider of design assets, technology and expertise that are designed to enable the best user experiences and ensure brand integrity. Our core strengths include:

Type. Our Monotype Libraries, comprised of the Monotype, Linotype, ITC, Ascender, FontFont and Bitstream type collections, are some of the world’s best known inventories of type. Our selection is continuously expanding, adding even more fonts from some of the world’s best type designers. Today, we offer more than 99,000 typeface designs, featuring a rich blend of timeless classics and cutting-edge designs, which support more than 250 Latin and non-Latin languages. Our hinted web fonts provide web designers and content developers with type that displays with high-quality in any browser. Our hinting and rendering technologies for consumer devices ensure high-quality display on any screen, regardless of text size or language used. Our solutions for printer manufacturers ensure high-quality output and flexibility to meet specific requirements.

Technological and Intellectual Property Leadership. Our technologies are key to providing unique, flexible and comprehensive solutions for content creation, distribution and consumption, and we continue to invest in extending our technology and market leadership positions. For example, we offer web fonts that are hand-hinted by experts to deliver a high-quality experience on the web. Our Monotype Spark solution draws from our iType and WorldType Layout solutions to bring high-quality text rendering to low-memory devices, enabling devices such as wearables to improve their user interfaces. The flexibility of our offerings enables us to provide tailored, comprehensive solutions, like the Monotype Portfolio for Automotive, which brings type, technology and expert consultation to the automotive industry. In addition, we expanded our technology offering with the acquisition of Olapic on August 9, 2016. Olapic’s technology platform for gathering, moderating, distributing and measuring user-generated content and other types of branded content, when combined with our traditional offerings, provides our customers a unique solution for designing content and using that content for marketing purposes.

Expertise, Experienced Leadership and Employee Base. Our expertise in font design and engineering gives us a strong foundation to meet the challenges of today’s consumer environments. We are home to some of the world’s top type designers who provide expert consultation and custom design services to help customers articulate their distinctive brand values. Our experts work closely with customers to achieve goals like developing successful brand identities, expanding brands into global markets and managing the consistent use of a brand across an organization. Our employee base includes some of the world’s most experienced professionals who intimately understand typefaces and software. Additionally, with the acquisitions of Swyft Media and Olapic, we have added deep domain expertise in messaging solutions and visual content marketing solutions, respectively.

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

Broad Application of IP and Solutions Among World’s Largest Organizations. Our design assets, technology, and expertise serve varying needs within a diverse organization. Our rich, multi-language font IP and embedded font technology are crucial to our OEM customers who manufacture high-volume consumer devices that have multimedia functionality and multinational distribution. That same font IP is used to build a brand’s identity (at a corporate or product level). Our UGC technology enables brands to extract highly authentic content from users on social media platforms at scale which can be used in marketing programs to better connect with intended audiences and improve marketing outcomes. Our mobile messaging IP and technology is vital to those marketers looking to cultivate meaningful engagement with brand enthusiasts across the world’s leading messaging platforms.

Global and Multi-Channel Presence. Our customers are located throughout the world. In 2016, 2015 and 2014, 43.8%, 45.5% and 47.6% of our revenue, respectively, was derived from sales by our operating subsidiaries located in the United Kingdom, Germany, China and Japan. With our enterprise sales associates covering North America, LATAM, EMEA, and APAC coupled with our websites, including myfonts.com, fonts.com, fontshop.com and linotype.com, we provide a footprint and sales channel designed to fit any customer’s needs. We support all of the world’s major languages and have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumers of consumer devices, and we have more than 25 years of experience partnering with leading Asian companies such as Ricoh, Samsung, Toshiba and Kyocera Mita.

Attractive Business Model. We have a significant, predictable base of licensing revenue that is based, in part, on multi-year financial commitments by our customers, mainly due to our established relationships with OEMs and quarterly royalty reports we receive from them, the high volume of web transactions and growing recurring direct business. Other revenue contracts have renewable term licenses, and in Creative Professional, our web font service is primarily a subscription-based model, providing a recurring stream of revenue. In addition, the high volume of low-dollar web transactions runs at a predictable rate, which together lends to an overall recurring and predictable revenue base of over approximately 85% of our total revenue. As a technology licensing business, we generate significant cash flows from incremental OEM revenue. We have a relatively low cash tax rate which increases our cash flows, due primarily to the tax deductibility of goodwill associated with our U.S. and German subsidiaries.

Our Strategy

Monotype empowers expression and engagement for creatives, designers, marketers and engineers who have two primary intentions:

•	Produce compelling brand experiences that will resonate with a targeted audience; and

•	Cultivate a relationship with that audience by engaging with brand enthusiasts.

Our strategy is to make these design and marketing activities more effective and efficient for our customers. For those designing content or user experiences, our strategy begins with our rich heritage of the world’s most iconic typefaces, which form the foundation of the best designs. We also provide complimentary design elements and content, including user-generated content, as well as services for creating branded emojis, to major global brands and individual designers who seek innovative ways to express a brand message. In addition, we offer technology that allows efficient discovery, curation and publishing of this content.

For marketers who seek to use this content to communicate with their best customers, our strategy is to enable distribution of branded user experiences to attract, acquire and engage their customers. The goal is to provide earned content—content that is generated and shared by brand enthusiasts—that resonates with these customers through an authentic representation of the brand. The best of these customers become advocates and promoters for the brand with their own voice (and content). These interactions are intended to drive further customer action such as a revenue transaction or brand evangelism. Marketers cultivate a meaningful relationship with brand enthusiasts to generate earned, authentic content while the measurement of earned content helps marketers improve ecommerce merchandising, increase performance by optimizing creative decisions, and connect and reward their most valuable followers.

From creating compelling brand experiences to cultivating engaging relationships between brands and their best customers, we strive to be the first place to turn for the design assets, technology and expertise that empower brand engagement, self-expression and the best user experiences. Following are the key components of our strategy:

Creative Professional

Empower the Creative Process. Our focus is to help designers and other creative professionals succeed as workflows and publishing environments become more complex. Our customers are creating content that is distributed through a broad range of publishing environments, including the web, mobile devices, applications, as well as print. We provide a comprehensive selection of typeface designs, custom typefaces, worldwide language support and fonts that are tuned to display in the highest quality, regardless of the output medium. Our licensing options provide flexible coverage to meet our customers’ evolving requirements. A key component of our strategy is offering simplified, flexible subscriptions to large portions of our font library with the goal of making it easier for creative professionals to access and use any font.

Our customers’ creative needs are not limited to fonts. Just as distribution environments have grown in complexity, so too have the forms of content to which consumers respond. Consumers find content that they view as authentic (as opposed to staged) as more attractive. To that end, our strategy includes offering design assets and other types of content that meet this requirement. User-generated content, which reflects consumers’ interpretation of the brand, and branded assets such as emoji, which allow consumers to express themselves using a brand’s imagery, are examples of how Monotype is expanding its offering to meet these broader creative requirements.

Cultivate Meaningful Digital Engagement. Our strategy now extends beyond the creation of content to marketers’ use of this content to communicate with their best customers. Monotype enables distribution of branded user experiences to attract, acquire and engage our customers’ consumers. The goal is to provide content that resonates with these consumers through an authentic representation of the brand. With the acquisition of Olapic, we offer a platform for gathering and moderating user-generated content. The platform allows brands to make user-generated content actionable and then to measure response rates to determine what designs are most effective, which contributors offer the best content and what programs are most successful.

In addition, mobile messaging apps, photo sharing apps and other social platforms have become the backbone for communicating in today’s world, especially among younger consumers. In these environments, consumers are eager to personalize their text messages and their posts with branded content such as digital stickers and emoji. Swyft Media’s mobile engagement platform provides value to stakeholders across the mobile messaging ecosystem and provides access to many of the top messaging applications platforms through partnerships, including with Viber, Kik and Kakao Talk. Brands and advertisers are able to reach consumers through branded, monetizable content that is integrated within the social experience. In addition, consumers are able to take advantage of shareable, branded content such as digital stickers and emoji to express themselves.

OEM

Display Imaging

Increase Penetration of our Technologies and Fonts into a Wide Range of Device Categories. Our technologies and fonts play an important role in the mass-market success of device categories such as automotive displays, smart TVs, wearables, mobile devices and e-book readers and tablets. We have an established base of customers in these categories, and we will seek to expand within existing accounts as new models are added, or as new product lines are introduced. We intend to continue to pursue new design wins such as next-generation in-vehicle displays, helping customers to meet key requirements including brand integrity, high legibility and worldwide language support. We also seek to expand our value proposition to device manufacturers by providing a more holistic solution that serves both product experience and branding needs. Our offering is an important component of the user experience on consumer devices. Yet the user experience is only one manifestation of a manufacturer’s brand communication. As an example, a mobile smartphone manufacturer utilizes our font IP and embedded technology to optimize the user experience of the device. That same manufacturer uses our font IP, messaging IP, and UGC technology to develop a brand’s identity and influence purchase decisions of its target audience in leading channels. Our strategy includes introducing a licensing model that meets not only the device-side needs of device engineers but also the design and marketing needs of creative professionals within these large organizations.

Printer Imaging

Leverage Our Long-Term Relationships. We constantly strive to strengthen our long-term relationships by working closely with OEMs to fulfill evolving requirements, such as providing value-added solutions that differentiate offerings, reduce cost, or capitalize on new technology paradigms. For example, we offer printer manufacturers flexible, high-performance printer driver tool kits that support popular operating systems. OEMs are able to integrate and customize robust printing capabilities to gain a competitive edge. Our flexible architecture, support for multiple print languages and extensive use of common code enables printer manufacturers to speed products to market while reducing development time and costs. Using our solution to support multiple page description languages, in combination with our fonts and drivers, provides a more complete offering. In addition, we offer licensing models that make deploying our fonts and technologies broadly within a printer manufacturer’s offering easy for the long term.

Independent Software Vendors and Developers

Expand Support of ISVs to All Deployment Environments. Our core offering to ISVs and developers consists of providing fonts, custom typefaces and rendering technologies for language coverage, platform compatibility, user experience enhancement and creative expression. Options for accessing and deploying our software and applications have expanded from on-device to secure cloud-based services and combinations of the two. Our ISV strategy is to license our fonts and tools to provide the flexibility ISVs need to create compelling offerings for devices like tablets, smartphones and medical devices.

Overall, We Seek to:

Expand and Deepen our Global Presence. We intend to drive our revenue growth by leveraging our knowledge of global markets and through our global operations. Our strategy focuses on countries and regions where our target Creative Professional and OEM customers and prospects are concentrated. Our approach includes expanding our presence in key countries and developing a direct or indirect presence in countries that we evaluate as having strong potential for growth. Through this organic expansion and possible acquisitions, we intend to increase our ability to service consumer device manufacturers and creative professionals throughout the world.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to selectively pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for our solutions is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. Our acquisition on August 9, 2016 of Olapic, Inc., a privately-held earned content platform company, has diversified and expanded our offering. Our acquisition of Swyft Media Inc. (formerly TextPride, Inc.) on January 30, 2015, a privately-held branded mobile content company, has helped us reach new customers, and continues to provide us with an opportunity to add value by including some of the world’s largest and most popular collections of fonts.

Our Customers

We are committed to serving the design and marketing needs of our customers. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. In 2016, 2015 and 2014 our revenue in these two markets was as follows (in thousands):

	2016		2015		2014
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$102,381	50%	$88,074	46%	$76,961	42%
OEM	101,060	50%	104,345	54%	107,539	58%

Total	$203,441	100%	$192,419	100%	$184,500	100%

Our solutions are embedded in a broad range of consumer devices and are compatible with most major operating environments. We partner with operating system and software application vendors such as Google, Apple, Microsoft, Oracle and Access. Additionally, we are an active participant in the development of industry standards which pave the way for support of advanced typographic capabilities across multiple devices. We are active in the development of various technology standards, including the ISO/IEC core font technology standardization work through our participation in the ISO MPEG Committee, various projects coordinated by W3C that include Web Fonts Working Group, CSS Working Group and Digital Publishing Interest Group, Interactive Advertising Bureau as an active contributor to the development of HTML5 Digital Ads Guidelines, new Dynamic Content Ad Standard and newly formed Messaging Working Group, and IDPF EPUB e-book standards. We serve as a chair of the W3C Web Fonts Working Group demonstrating our commitment to ensuring that web clients and applications effectively support fonts and font technologies, ultimately bringing to web developers and end users the highest level of text quality, performance and flexibility. In the past, we also contributed to a wide variety of standardization activities including the developments of hardware-accelerated vector graphics APIs (The Khronos Group), Java ME platforms for mobile devices (Java Community Project), DVB Multimedia Home Platform and OMA Rich Media Environment.

Our customers are among the world’s leading consumer device manufacturers and most well-known brands, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	web fonts customers including The Economist, Hyundai, Hilton and Pepsi;

•	major software companies including Microsoft, Google and Apple;

•	e-book readers/tablets, including Amazon and Kobo;

•	other multinational corporations such as Condé Nast, Lloyds TSB, Panasonic, Pearson, Sony Computer Entertainment of America, Nintendo, Activision, TiVo, Ubisoft, Adidas and Nike;

•	major international media and marketing solutions companies such as Hearst Magazines;

•	many of the top automotive brands including Chrysler, Fiat, Ford, Honda, and Hyundai;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp;

•	major consumer-packaged goods, apparel, travel and leisure, and retail companies, such as Calvin Klein, eBay, Fitbit, H&M, REI and West Elm; and

•	major home appliance manufacturers.

In 2016, 2015 and 2014, our top ten licensees by revenue accounted for approximately 30.3%, 33.5% and 35.3% of our total revenue, respectively. For the years ended December 31, 2016, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue. For the quarters ended December 31, 2016, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

Marketing and Selling

Our Creative Professional sales representatives directly target prospective clients. Our e-commerce websites, myfonts.com, fonts.com, fontshop.com and linotype.com drive sales from professional and casual users. Our web font services offer web fonts by subscription or through self-hosting options to provide for the ability to use fonts in web page design. Our Olapic sales representatives directly target customers who are seeking to gather, moderate and publish user-generated content and to measure the results of the use of this content. Our Swyft Media sales representatives directly target customers who are seeking to engage with consumers through branded virtual goods provided through social and messaging apps. Our OEM sales efforts are focused primarily on establishing long-term relationships with leading consumer device manufacturers and independent software vendors.

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

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Our research and development operations are located in Woburn, Massachusetts; Los Altos, California; Boulder, Colorado; Elk Grove, Illinois; New York, New York; Cordoba, Argentina; Salfords, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; Hong Kong, China; and Tokyo, Japan.

In 2016, 2015 and 2014, we incurred research and development expenses of $28.9 million, or 14.2% of sales, $21.5 million, or 11.2% of sales and $20.7 million, or 11.2% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 19 patents and have 28 patents pending with the U.S. Patent and Trademark Office with many also filed in foreign jurisdictions. Some of our most important patents are related to our dynamic subsetting, font compression and machine learning technologies. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our Monotype Libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including the FreeType™ text renderer, a product of an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with several small players in the emergent space of brand engagement such as, but not limited to, Bazaarvoice, Curalate, Bitstrips and Snaps. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals. We also compete with in-house resources of our OEM customers.

Employees and Consultants

At December 31, 2016, we employed 762 persons. The table below provides our employees by functional area.

	Number of Employees	Percentage
Marketing and selling	315	41%
Research and development	333	44%
General and administration	114	15%

Total	762	100%

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

Risks Related to Our Industries

Business and licensing models are evolving and if we are not able to successfully make our design and marketing solutions available under these models, our business prospects could suffer.

New licensing and business models are evolving in the industries that we serve. For example, as channels of distribution for content and the devices used to consume content increase and diversify, the need for flexible license models to address the needs of designers, marketers, and engineers across these platforms increases. As licensing models evolve, we may not be successful in adapting to or maintaining these new business models and our business prospects could suffer.

These new licensing and business models include subscription-based licensing and service agreements for specified time periods in addition to perpetual license fees. Although our subscription models are designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, these models create certain risks related to the timing of revenue recognition and potential reductions in cash flows. This may give rise to a number of risks, including:

•	Any increases in sales under a subscription sales model could result in decreased revenues over the short term if such sales are offset by a decline in sales from perpetual license customers;

•	If customers desire only perpetual licenses, our subscription sales may lag behind our expectations;

•

A subscription model could make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term;

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

We face significant competition in the market for the design assets, including type, and technologies that we offer. We believe that our most significant competitive threat comes from companies that provide design assets and marketing technologies to large global organizations, including Adobe and Google. We also compete, with respect to specific offerings such as type, with the internal resources of our customers to whom we license our solutions. Similarly, we also face competition from providers of free technology, such as FreeType, and from font foundries (especially those whose products are specific to a particular country’s language), font-related websites, providers of branded digital content, and independent professionals.

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

Many of our Creative Professional and OEM customers also rely on design and marketing solutions, including fonts and technologies, provided by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our solutions and introduce new high-quality solutions to meet the wide variety of competitive pressures. Our ability to generate revenue from our business could suffer if we fail to do so successfully.

Current and future industry standards may limit our business opportunities.

Various industry leaders have adopted or are in the process of adopting standards for consumer devices that incorporate, or have the potential to incorporate, our technologies. In addition, standards applicable to web-based development and distribution, such as web publishing platforms, are evolving. Although we have made some efforts, where applicable, to have our solutions adopted as industry standards, these efforts have been limited, and we do not control the ultimate decision with respect to whether our solutions will be adopted as industry standards in the future or, to the extent they are adopted, whether and for how long they will continue as such. If industry standards adopted exclude our solutions or we are unable to be compatible with such adopted solutions, we will lose market share and our ability to secure the business of customers subject to those standards will be adversely affected. Costs or potential delays in the development of our solutions to comply with such standards could significantly increase our expenses and place us at a competitive disadvantage compared to others who comply faster or in a more cost efficient way or those whose solutions are adopted as the industry standard. We may also need to acquire or license additional intellectual property rights from third parties for standards compliance, which may not be available on commercially reasonable terms. We may be required to license our intellectual property to third parties for purposes of standards compliance.

Certain product solutions in our business are dependent on the ways that industry leaders conduct business, and these industry leaders may change the way that they interact with brands or with consumers in a manner that restricts us from providing products or services that reach these consumers.

Certain product solutions in our business are reliant on access to large industry leading social media and messaging platforms in order to provide value to our customers. If these platforms change the way they conduct business with their customers, limit functionality or discontinue third-party access to their networks, this could limit our ability to adequately perform our obligations. For example, Olapic relies on user generated content platforms like Instagram to source imagery for curation. Should access to those pictures be restricted for any reason, we might not be able to fulfill our commitment to deliver the curated content.

Open source or no-cost products and services may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

Open source refers to the free sharing of software code used to build applications in the software development community. Individual programmers may modify and create derivative works and distribute them at no cost to the end-user. To the extent that open source software that has the same or similar functionality as our technologies, or supports the offering of products or services that are competitive with ours, is developed or gains market share, demand for our technologies may decline; we may have to reduce the prices we charge for our technologies; and our results of operations may be negatively affected. For example, as the Android operating system became more prevalent in smart phones and tablets, the opportunity to embed our technology directly into these devices declined.

In addition, open source type software has become more widely available, including from competitors such as Google, and to the extent such type is widely adopted, the demand for our type offerings may decrease and our revenue could be adversely affected. Finally, our brand engagement product offerings compete with free products, some of which allow consumers to create their own content that may incorporate branded images. To the extent that such free products are widely adopted, the demand for our brand engagement product offerings may decrease and our revenue could be adversely affected

As we license our design assets and technologies into new markets, some of which are just developing, we could be subject to an increased number of legal claims.

If we market and supply our products and services to new industries, such as the automotive or medical device industries, we could be subject to product liability claims by such customers or users of our customers’ products. In addition, we may become involved in the recall of a product that is alleged or deemed to be defective due to or in connection with our fonts or font technologies. The successful assertion of a product liability claim or the expenses of a recall and the damage to our reputation could have an adverse effect on our business, results of operations or financial condition. In addition, our Swyft business relies on emojis and other digital assets that may sometimes resemble a specific person and our Olapic business relies on technology and services to help our customers source user generated content that reflects their brands. While we provide our customers with the tools to seek the rights to use the user generated content, in the event those rights are not obtained, we could be involved in claims relating to the misappropriation of a third party’s intellectual property or a violation of a person’s right of privacy. Such claims may subject us to public criticism, lawsuits, and/or reputational harm, all of which could disrupt our business and expose us to increased liability and adversely affect the demand for our products and services.

Risks Related to Our Design Assets, Technology and Expertise

If we fail to develop and deliver innovative products and services in response to changes in our industry, including changes in consumer tastes or trends, our revenue could decline.

The markets for our design assets, technology and expertise are characterized by rapid change and technological evolution and are intensely competitive and price sensitive. Our future success depends, to a great extent, on our ability to develop and deliver innovative products and services that are widely adopted in response to changes in our industry, that are compatible with the solutions introduced by other participants in our industry and for which our customers are willing to pay competitive prices. For example, as screen resolution technology improves, our offering must evolve to reflect the fact that text legibility is, in part, being addressed by these technical solutions. We rely on the introduction of new or expanded solutions with additional or enhanced features and functionality that reach across our customers’ brand engagement efforts to allow us to maintain our value in the face of downward pressure on our pricing resulting from efforts by our Creative Professional and OEM customers to reduce costs. We may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. For example, our customers are participating in an increasingly global marketplace, and we need to ensure our global product and services offerings meet these needs. Our failure to deliver such innovative solutions that allow us to stay competitive and for which we can maintain our pricing would adversely affect our revenue.

The success of our business is influenced by the ability of our products and services to allow our customers to express their brand across a variety of consumer devices, software applications and operating systems and content creation and distribution platforms.

To be successful we must design our products and services to allow our customers to engage with consumers across a variety of consumer devices, software applications, operating systems and content creation and distribution platforms. We depend on the cooperation of consumer device manufacturers with respect to the components integrated into their devices, such as PDLs, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. Content creation platforms are evolving rapidly and our solutions must meet the needs of both authors and device manufacturers who seek to have targeted customers consume information on multiple devices and across multiple channels. To the extent our products and services are less relevant, are incompatible, or contain errors or defects, our business would be adversely affected.

Our products and services compete with solutions offered by some of our customers, which have significant competitive advantages.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Adobe is a significant licensee of our fonts, but Adobe is also a competitor with respect to enabling its customers to create consistent and accessible content. To the extent that Adobe or our other customers choose to utilize competing solutions they have developed or in which they have an interest, rather than utilizing our solutions, our business and operating results could be adversely affected. Adobe also offers broader product lines than we do, including software products that provide Adobe with greater opportunities to bundle and cross-sell products to its large user base. To the extent our customers were to offer products or services comparable to ours at a similar or lower price, our revenue could decline and our business would be harmed.

Our business is dependent in part on assets and rights that we license from third parties and these license rights may be inadequate for our business.

Certain of our solutions are dependent in part on the licensing and incorporation of technologies from third parties. We also license a substantial number of fonts from third-party designers and most of our sticker and emoji content from third party branded IP holders. For example, we have license agreements with Microsoft, Adobe and others under which we license certain fonts, and our e-commerce sites, including myfonts.com, rely upon the license of type from third parties. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. Our Olapic business also relies on user generated content owned by third parties for which our brand customers can seek usage rights.

If any of the technologies we source from third parties fail to perform as expected, if our licensors do not continue to support any of their technology or intellectual property, including fonts, because they go out of business or otherwise, or if the content is subject to infringement claims, then we may incur substantial costs in replacing the content or fall behind in our development schedule and our business plan while we search for a replacement. In addition, replacement content may not be available for license on commercially reasonable terms, or at all, which could subject us to claims by our customers for breach of the terms of our agreements with them.

Our business and prospects depend on the strength of our brands, and if we do not maintain and strengthen our brands, we may be unable to maintain or expand our business.

Maintaining and strengthening the brand of the Monotype Libraries and our other brands is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our strong online presence and relationships with third-party type and technology providers. For example, we will need to ensure our brand asset services are relevant for the evolving digital publishing needs of our Creative Professional customers. If we fail to adapt to changing consumer preferences or if we introduce solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

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

We hold patents related to certain of our rasterizer and compression technologies and registered trademarks on many of our fonts. Our patents may be challenged or invalidated, patents may not issue from any of our pending applications or claims allowed from existing or pending patents may not be of sufficient scope or strength (or may not issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or be of any commercial advantage to us. Some of our patents have been and/or may be licensed or cross-licensed to our competitors. We rely on trademark protection for the names of our fonts. Unauthorized parties may attempt to copy or otherwise obtain and distribute our proprietary technologies and fonts. Also, many applications do not need to identify our fonts by name, such as those designs embedded in mobile telephones and set-top boxes, and therefore may not need to license trademarked fonts. We sometimes protect fonts by copyright registration but we do not always own the copyrights in fonts licensed from third parties. In addition, we cannot be certain that we will be able to enforce our copyrights against a third party who independently develops fonts even if it generates font designs substantially similar or identical to ours.

While our end user license agreement, or EULA, generally permits the embedding of our fonts into an electronic document only for the purpose of viewing and printing the document, but technologies, including those related to web-based fonts, may exist or may develop which allow unauthorized persons who receive such an embedded document to use the embedded font for editing the document or even to install the font into an operating system, the same as if the font had been properly licensed. Unauthorized use of our intellectual property or copying of our fonts may dilute or undermine the strength of our brands. Also, we may be unable to generate revenue from products that incorporate our type or technologies without our authorization. Monitoring unauthorized use of our solutions is difficult and expensive. A substantial portion of the consumer devices that require type or related technologies are manufactured in China. We cannot be certain that the steps we take to prevent unauthorized use of our intellectual property will be effective, particularly in countries like China where the laws may not protect proprietary rights as fully as in the United States.

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us relating to intellectual property rights.

Disputes and litigation regarding the ownership of technologies and fonts and rights associated with solutions such as ours are common, and sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. Third parties have from time to time claimed, and in the future may claim, that our products and services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners, including brand owners, pursuant to any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements, and we may not be able to obtain such agreements at all or on terms acceptable to us. We have been in the past involved in litigation with third parties, including Adobe, to defend our intellectual property rights and have not always prevailed. Finally, any such claims may subject us to public criticism, lawsuits, and/or reputational harm, all of which could disrupt our business and expose us to increased liability and adversely affect the demand for our products and services.

Certain component technologies in our solutions may be subject to open source licenses, which may restrict how we use or distribute our technologies or require that we release the source code of certain technologies subject to those licenses.

Certain open source licenses, such as the GNU Lesser General Public License, require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary technologies, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary technologies are not combined with, or do not incorporate, open source software in ways that would require our proprietary technologies to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. While our EULAs prohibit the use of our technologies in any way that would cause them to become subject to an open source license, our customers could, in violation of our EULA, combine our technologies with technologies covered by an open source license.

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

If we are unable to further penetrate our existing markets, expand into new markets or adapt or develop our products and services, our business prospects could be limited.

In our Creative Professional business, we expect that our future success will depend, in part, upon our ability to successfully license our existing design assets into additional large enterprises, especially in new geographic regions where we have not historically had a direct presence. In addition, as business and consumer communication trends evolve, our success will also depend on our ability to pursue new design asset classes. Finally, to date, we have primarily engaged with the designers and creative teams within a brand’s marketing group. However, our success will depend on our ability to connect with the broader concerns facing a brand’s chief marketing officer.

In our OEM business, we expect that our future success will depend, in part, upon our ability to successfully transition from offering a primarily embedded software value to a holistic offering that includes design and marketing, as well as continuing to penetrate existing markets for devices with displays including mobile devices, e-book readers, automotive displays, digital televisions, set-top boxes and consumer appliances. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence.

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

A significant portion of our revenue in 2016, 2015 and 2014 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. If sales of printers incorporating our solutions level off, or decline, then our licensing revenue may be adversely affected.

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

We derive a large percentage of our revenue and profitability from the licensing of our type and technologies to Creative Professionals who use our fonts in the content that they create and OEMs, including ISVs. Some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these customers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements. Moreover, the terms of some of these agreements may be more favorable to us than others. If there is consolidation, for example, through acquisition, within any of the markets that we serve, our financial results may be adversely impacted. In addition, for the years ended December 31, 2016, 2015 and 2014, our top ten licensees by revenue accounted for approximately 30.3%, 33.5% and 35.3% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected.

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

We have offices in seven foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2016, 2015 and 2014, approximately 43.8%, 45.5% and 47.6%, respectively, of our total revenue was derived from operations outside the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships, including the United Kingdom’s decision to leave the European Union, as well as related events;

•	difficulty in staffing and managing foreign operations;

•	political instability, natural disasters, war and/or events of terrorism; and

•	the strength of international economies.

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

We rely on certain customers to whom we license our design assets and technologies to prepare accurate reports for our determination of licensing revenue, including any revenue sharing obligations, and if these reports are inaccurate, our revenue may be under-, or over-stated and our forecasts and budgets may be incorrect.

Our revenue is generated primarily from royalties and recurring revenues paid by customers who license our design assets and technologies. Under certain of these arrangements, our customers pay us a fee based on usage of our solutions and we rely on our licensees to accurately report their usage. We calculate our license fees, prepare our financial reports, projections and budgets and direct our licensing and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting accurately. We have implemented an audit program of our licensees’ records, but the effects of this program may be limited as audits are generally expensive and time consuming, and initiating audits could harm our relationships with licensees. In addition, our audit rights are contractually limited. To the extent that these licensees understate or fail to report their usage of their solutions, we will not collect and recognize revenue to which we are entitled. Alternatively, we may encounter circumstances in which a customer may notify us that it previously reported inaccurate usage. In such cases, we may be required to give our licensee a credit which would result in a reduction in revenue in the period in which a credit is granted, and such a reduction could be material.

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

Changing laws and regulations could affect our operating results.

•	New accounting rules could impact our ability to report financial results of our business.

Our adoption of the new U.S. revenue recognition accounting rules on January 1, 2018 may impact our ability to correctly and timely report our financial results. Currently, we do not have internal systems to capture revenue in accordance with these new rules. We may be unsuccessful in our efforts to get a system in place to report in time and any such system may not accurately report our revenue. These rules will require us to estimate royalty revenue from our OEM customers on a quarterly basis. To the extent that we may not be able to accurately estimate revenue, our quarterly results may differ from prior estimates. To mitigate these differences, we may consider fixed fee arrangements with customers, and we may not be successful in our attempts to alter the contractual nature of the relationship with our customers. These accounting rules may impact our ability to meet our debt covenants and adversely affect our liquidity. Any of the forgoing risks could adversely affect our business and operations.

•	Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our business models and expose us to increased liability.

In connection with our products and services and sometimes on behalf of our customers, we and certain third party service providers with which we have business relationships may collect, use, process, store, share, retain and transmit personally identifiable information that is derived from the activities of our end users in various channels, including traditional and mobile websites, applications, chatbots, social media, software products, email interactions, and text messaging. Governments, privacy advocates, class action attorneys and the media are increasingly scrutinizing how companies collect, use, process, store, share, retain and transmit personally identifiable information (“PII”). New laws, regulations, policies, official guidance, standards and industry self-regulatory codes governing how companies handle personally identifiable information have been enacted and more are being considered. Agency enforcement actions and the court decisions may be binding on companies that collect, use, process, store, retain and transmit PII. As these laws, regulations, policies, guidance, standards and self-regulatory codes, evolve, along with societal norms around data privacy and information governance, they may be inconsistent from jurisdiction to jurisdiction, and complying with these emerging and changing international requirements may cause us to incur substantial costs. Further, noncompliance could result in significant penalties or legal liability, including significant penalties, and reputational harm, and could cause us to have to change our business models or inhibit us from implementing our business models effectively.

Our compliance with privacy laws, regulations, policies, guidance, standards and self-regulatory codes, and our reputation among our end users and the public, also depend in part on our customers’ and service providers’ adherence to privacy laws and regulations and their use of PII collected on our behalf or via our products and services in ways consistent with applicable privacy laws and consumers’ expectations. We rely on contractual representations made to us by these customers and service providers that their use of personally identifiable information collected via our services or on our behalf do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if these parties do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as us, that would require additional compliance expense and increased liability.

Any perception of our practices, products or services as an invasion of privacy, whether or not consistent with current laws, regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm and/or claims by regulators, industry groups or other third parties, all of which could disrupt our business, expose us to increased liability and affect the demand for our products and services.

•

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

Our ability to generate revenue is affected by the level of business activity of our Creative Professional and OEM customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad, could cause a decrease in consumer and/or business spending and could negatively affect the rate of growth of consumer device markets or of adoption of consumer devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for fonts or impair the ability of our customers to pay for products and services that they have purchased. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for our products and services could decline, and our revenue and profitability could be materially and adversely impacted.

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

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	demand for consumer devices that include our solutions;

•	general economic conditions;

•	demand for our fonts and custom font design services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of type and technology offered by us and our competitors;

•	price reductions or business model changes by us or our competitors or changes in how type and related technologies are priced and licensed;

•	the mix of solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by licensing our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like; and

•	timing of billings to customers on royalty reports received by us under our licensing agreements.

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

We have a five-year, $150.0 million secured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank, the administrative agent for a syndicate of lenders. Borrowings under the Credit Facility bear interest at a variable rate based upon, at the Company’s option, either London Interbank Offering Rate, (“LIBOR”) or the base rate, plus in each case, an applicable margin. The Credit Facility contains certain financial covenants and is secured by substantially all of our assets. Draw downs on the Credit Facility could have important consequences to our business or the holders of our common stock, including:

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

Since the third quarter of 2012, our Board of Directors has approved a quarterly dividend to shareholders of our common stock. Future payments and record dates are subject to board approval. However, if our financial or operating conditions change, or if we fail to satisfy the restrictive covenants contained in the terms of our Credit Facility that limit our ability to make dividend payments, it may affect our ability to pay dividends on a quarterly basis or at all.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations

New York, New York, USA	Software Development, Marketing, Sales and Administrative	18,000	Expires September 2025 with one 5-year renewal option

Woburn, Massachusetts, USA	Software Development, Marketing, Sales, Administrative and Corporate	42,000	Expires January 2023 with two 5-year renewal options

Cordoba, Argentina	Software Development, Customer service and Administrative	20,000	Expires November 2019

Bad Homburg, Germany	Software Development, Marketing, Sales and Administrative	16,000	Expires in December 2017

Noida, India	Software Development and Administrative	41,000	Expires November 2019 with two 3-year renewal options

We also maintain nineteen additional leased facilities in Los Altos and Los Angeles, California; Boulder, Colorado; Elk Grove Village and Chicago, Illinois; New York City, New York; Penarth, Salfords and London, United Kingdom; Berlin, Germany; Shanghai and Hong Kong, China; Seoul, South Korea; and Tokyo, Japan. These additional offices occupy approximately 63,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

Our common shares, $0.001 par value, trade on the NASDAQ Global Select Market.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Period 2016:
First Quarter	$24.94	$21.87
Second Quarter	24.68	22.03
Third Quarter	25.12	19.04
Fourth Quarter	21.81	18.60
Period 2015:
First Quarter	$33.24	$27.52
Second Quarter	33.74	23.83
Third Quarter	25.49	20.99
Fourth Quarter	27.35	21.53

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $23.60 on February 16, 2017.

Holders

As of February 16, 2017, there were approximately 480 holders of record of our common stock.

Dividends

The following table sets forth, for the dates indicated, dividends declared on our common stock.

Declaration Date	Per share amount
Period 2016:
October 26, 2016	$0.11
July 26, 2016	0.11
April 26, 2016	0.11
February 8, 2016	0.11
Period 2015:
October 26, 2015	$0.10
July 22, 2015	0.10
April 28, 2015	0.10
February 10, 2015	0.10

The Company paid a total of $17.5 million and $15.1 million in dividends during 2016 and 2015, respectively. We anticipate paying cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 15, 2017, our Board of Directors declared a $0.113 per share, or approximately $4.5 million, quarterly cash dividend on our outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2016. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	1,228,681	$18.61	2,266,300
Equity compensation plans not approved by security holders (2)	46,511	$12.99	564,806

Total	1,275,192	$19.09	2,831,106

(1)	Includes our 2004 Stock Option and Grant Plan, or 2004 Award Plan, and our Second Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

(2)	Options issued in connection with our 2012 acquisition of Bitstream Inc. under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. In addition, 712,116 shares, 53,520 shares, 43,486 shares, 35,477 shares and 15,648 shares of restricted stock were issued in connection with the Olapic, Inc., Swyft Media, Mark Boulton Design, Design By Front Limited and Bitstream Inc. acquisitions, respectively.

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2016.

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2011 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

On August 9, 2016, in connection with our acquisition of Olapic, Inc., we issued an aggregate of 712,116 shares of our restricted common stock as inducement awards to one hundred eight employees of Olapic, Inc. who became employees of the Company. On January 30, 2015, in connection with our acquisition of Swyft Media, we issued an aggregate of 53,520 shares of our restricted common stock as inducement awards to two employees of Swyft Media who became employees of the Company. On April 7, 2014 and April 14, 2014, in connection with our acquisition of Mark Boulton Design, we issued an aggregate of 43,486 shares of our restricted common stock as inducement awards to seven employees of Mark Boulton Design who became employees of the Company. These issuances were made in compliance with NASDAQ Marketplace Rule 5635(c) and in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

Issuer Purchases of Securities

Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Stock Plan, or 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. The following table provides information about purchases by the Company during the quarter ended December 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted- average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016(1)(2)	26,373	$13.80	18,000	$24,635,132
November 1, 2016 to November 25, 2016(1)(2)	88,714	$3.85	18,000	24,292,875
December 1, 2016 to December 30, 2016(1)(2)	296,894	$16.79	251,250	19,294,664

Total	411,981	$11.48	287,250	19,294,664

(1)	The Company purchased 124,731 shares of unvested restricted stock in accordance with either the 2007 Award Plan, or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on August 30, 2016. The Company purchased the shares on the open market at prevailing market prices.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2013 and 2012, and as of December 31, 2014, 2013 and 2012, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Income Data:
Revenue	$203,441	$192,419	$184,500	$166,624	$149,861
Cost of revenue	32,904	30,281	28,583	23,776	21,005
Cost of revenue—amortization of acquired technology	4,672	4,448	4,574	4,560	4,051

Total cost of revenue	37,576	34,729	33,157	28,336	25,056

Gross profit	165,865	157,690	151,343	138,288	124,805
Marketing and selling	64,571	57,297	49,580	42,019	35,953
Research and development	28,915	21,477	20,684	19,897	18,007
General and administrative	42,595	33,343	23,599	19,720	18,908
Amortization of other intangibles	3,393	3,129	5,398	5,963	5,469

Total operating expenses	139,474	115,246	99,261	87,599	78,337

Income from operations	26,391	42,444	52,082	50,689	46,468
Other (income) expense:
Interest expense, net	1,227	919	1,034	1,272	1,725
Loss on extinguishment of debt	—	112	—	—	—
Other (income) expense, net	(35)	938	1,628	1,469	563

Total other expense	1,192	1,969	2,662	2,741	2,288
Income before provision for income taxes	25,199	40,475	49,420	47,948	44,180
Provision for income taxes	10,313	14,278	16,875	16,863	15,215

Net income	$14,886	$26,197	$32,545	$31,085	$28,965

Net income available to common stockholders—basic	$14,395	$25,575	$31,940	$30,582	$28,496

Net income available to common stockholders—diluted	$14,394	$25,579	$31,950	$30,582	$28,510

Net income per common share:
Basic	$0.37	$0.66	$0.83	$0.81	$0.78

Diluted	$0.36	$0.65	$0.81	$0.78	$0.76

Weighted-average number of common shares outstanding—basic	39,405,700	38,840,094	38,565,368	37,833,817	36,311,835
Weighted-average number of common shares outstanding—diluted	39,731,923	39,382,566	39,466,717	39,285,651	37,561,953
Cash dividends declared per common share	$0.44	$0.40	$0.32	$0.24	$0.08

	2016	2015	2014	2013	2012
Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$91,434	$87,520	$90,325	$78,411	$39,340
Total current assets	125,581	109,103	109,456	97,013	53,217
Total assets	525,020	391,787	374,458	356,359	320,066
Total current liabilities	48,486	35,288	33,473	28,318	39,273
Total debt	105,000	—	—	—	22,321
Additional paid-in capital	274,946	256,215	232,522	209,376	179,094
Total stockholders’ equity	313,978	307,182	295,113	286,875	235,519

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of design assets, technology and expertise for creative professionals and consumer device manufacturers. Our mission is to be the first place to turn for the design assets, technology and expertise that empower brand engagement, self-expression and the best user experiences. We help creative professionals, consumer device manufacturers and independent software vendors connect their brands, content, products and services to consumers and businesses everywhere. Monotype is home to some of the world’s most well-known typeface collections. We provide high-quality creative assets and technology solutions to marketers and content creators that empower our customers to achieve global brand fidelity and drive consistent user experiences across a wide variety of devices and online media. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces. We offer more than 17,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, fontshop.com, and linotype.com, which attracted more than 50 million visitors in 2016 from over 200 countries and territories, offer thousands of high-quality font products including our own fonts from the Monotype Libraries, as well as fonts from third parties.

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina. Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. Olapic leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, consisted of approximately $13.7 million in cash and $110.0 million borrowed from its line of credit. The merger agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy five employees from Olapic’s U.S. operations, eighty five employees from Olapic’s Argentina operations and forty one UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition. In connection with the acquisition, we recorded $89.6 million of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of December 31, 2016, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets, the valuation of the acquired deferred tax assets and liabilities and the identification of acquired performance obligations (i.e. deferred revenue). The final allocation of the purchase price to intangible assets, goodwill, deferred tax assets and liabilities, and deferred revenue may differ materially from the information presented in these condensed consolidated financial statements.

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

On November 9, 2015, the purchase agreement was amended and the Company accelerated the payment of the contingent consideration. Under the amended agreement, the contingent consideration liability has been fixed at $15.0 million, and is to be paid over three years, beginning in the fourth quarter of 2015. The difference between the fixed payments due under the amended agreement of $15.0 million, and the fair value of the contingent acquisition consideration liability immediately prior to the amendment totaled approximately $9.9 million. The Company paid the non-employee Swyft Media shareholders $5.4 million in the fourth quarter of 2015, of which approximately $3.8 million was recognized as a charge to operations. The remaining $9.3 million is payable to the Swyft Media founder-shareholders due in installments of approximately $2.0 million to be paid in January 2018 and $7.3 million to be paid in October 2018, contingent upon their continued employment through such dates. Accordingly, the excess of these payments over the accreted balance of the contingent acquisition consideration liability recognized in purchase accounting of $6.1 million is being accounted for as deferred compensation to be recognized as operating expenses throughout the term over which they are earned, on a straight-line basis. In December 2016, in connection with a legal settlement with a former Swyft Media shareholder, $0.4 million of the January 2018 payment was accelerated and paid to the former Swyft Media shareholder. The Company incurred $0.3 million related to that legal settlement. In the quarters ended December 31, 2016 and 2015, approximately $0.8 million and $0.4 million, respectively, of related compensation expense was recognized and has been included in marketing and selling expense in the accompanying consolidated statement of income.

FontShop

On July 14, 2014, the Company purchased all of the outstanding stock of FontShop International GmbH, a privately-held font distributor located in Berlin, Germany, its wholly-owned subsidiary FontShop International, Inc. based in San Francisco, California, the FontFont typeface library, FontShop AG of Berlin, the largest distributor of the FontFont library, and certain other typeface families, collectively FontShop, for an aggregate purchase price of $14.6 million. We paid $11.9 million from cash on hand at the time of the acquisition, and the remainder, or $2.7 million, was paid in January 2015. Of the final purchase price, $8.5 million and $6.3 million was allocated to intangible assets and goodwill, respectively. The purchase price allocation was finalized as of June 30, 2015. Approximately $6.3 million of the goodwill is expected to be deductible for tax purposes. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, and using assumptions that the Company’s management believes were reasonable given the information that was currently available. On October 9, 2014, FontShop International GmbH was merged into Monotype GmbH, or Monotype Germany, effective August 1, 2014. Following the merger, FontShop International Inc. became a wholly-owned subsidiary of Monotype Germany. On October 28, 2014, FontShop AG was merged into Monotype Germany. Fifty employees joined the Company in connection with the acquisition.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Some of our revenue streams, particularly project-related and custom revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Our customers are located in the United States, Asia, Europe, and throughout the rest of the world, and our operating subsidiaries are located in the United States, Argentina, the United Kingdom, Germany, India, China and Japan. We are dependent on international sales by our foreign operating subsidiaries for a substantial amount of our total revenue. Revenue from our subsidiary in China is generally from Asian customers and revenue from our other subsidiaries is from customers in a number of different countries, including the United States. We attribute revenue to geographic areas based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to a large international company headquartered in the Republic of Korea, but the sale is received and recorded by our subsidiary located in the United States. In this example, the revenue would be reflected in the United States totals in the table below:

	2016		2015		2014
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$114,362	56.2%	$105,034	54.5%	$96,696	52.4%
United Kingdom	11,539	5.7	11,533	6.0	10,716	5.8
Germany	25,655	12.6	23,593	12.3	23,049	12.5
Japan	51,136	25.1	51,521	26.8	53,318	28.9
Other Asia	749	0.4	738	0.4	721	0.4

Total	$203,441	100.0%	$192,419	100.0%	$184,500	100.0%

For the years ended December 31, 2016, 2015 and 2014, sales by our subsidiaries located outside North America comprised 43.8%, 45.5% and 47.6%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the years ended December 31, 2016, 2015 and 2014, our top ten licensees by revenue accounted for approximately 30.3%, 33.5% and 35.3% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2016, 2015 or 2014. For the quarters ended December 31, 2016, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

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

Our research and development is primarily focused on enhancing the functionality of our fonts and technology solutions, and developing new products. From time-to-time, we license third-party font technology in connection with new technology development projects that are part of our research and development efforts. Our research and development costs are expensed as incurred.

General and Administrative

Our general and administrative expense consists of salaries, bonuses and benefits related to our general and administrative personnel, accounting, legal and other professional fees, allocated facilities costs and other overhead expenses and insurance costs.

Amortization of Intangible Assets

We amortize intangible assets acquired as follows:

•	Customer relationships—5 to 16 years;

•	Acquired technology—7 to 15 years; and

•	Non-compete agreements—3 to 6 years.

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

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, e-mail and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services and web design tools. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom font design services, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period. In addition, Creative Professional revenue includes revenue derived from our software as a service, or SaaS, offerings. Web font and digital ad service revenue is mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a SaaS-based, subscription model. Company hosted subscription-based arrangements and our software as a service products are accounted for as subscription revenue, recognized ratably over the subscription period.

We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon payment by the customer and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable is not bundled with any time-based elements and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

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

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of December 31. In accordance with Accounting Standards Update, ASU, No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we have opted to perform a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets. For both years presented, 2016 and 2015, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. For both years presented, 2016 and 2015, we assessed qualitative factors of our indefinite-lived intangible assets. In both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

For restricted stock awards and restricted stock units issued under the Company’s share based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, share based compensation expense is recognized over the expected performance achievement period of individual performance milestones, when the achievement of each individual performance milestone becomes probable.

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

In 2016, forfeitures are estimated quarterly. Previously, forfeitures were estimated at the time of grant and were revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Share based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, share based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share based compensation expense. Future share based compensation expense and unearned share based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

During the years ended December 31, 2016, 2015 and 2014, we recorded total share based compensation of $17.3 million, $13.7 million, and $10.8 million, respectively. In 2015, approximately $13.6 million of the $13.7 million was expensed, and in 2014, approximately $10.7 million of the $10.8 million was expensed. In 2016, all of the $17.3 million was expensed. See Note 13 for further details. As of December 31, 2016, the Company had $35.0 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted share awards that are expected to be recognized over a weighted-average period of 2.7 years. Some of the restricted stock units granted are subject to performance-based vesting conditions. The vesting for those grants is based on the achievement of specific annual Company revenue targets over three consecutive years; there is no time-based vesting element to these awards. Achievement can be accelerated or cumulative, and some of the awards contain a catch up provision. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of share based compensation expense was recorded in the consolidated statement of income. As of December 31, 2016, it was determined that two separate annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income. The remaining performance targets had not been met, and it was determined that it is not probable that the future performance criteria will be met. If the Company had determined that achievement of those performance targets was probable by December 31, 2016, the Company would have $5.3 million of unrecognized compensation expense related to these awards that would vest over 0.4 years.

Pension Plan

We account for our unfunded defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. The pension plan is closed to new participants. The pension plan covers substantially all employees of our German subsidiary who joined our German subsidiary prior to the plan closing in 2006. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In each of 2016, 2015 and 2014 we paid $0.1 million to the plan participants. At December 31, 2016 and 2015, our unfunded position was $5.4 million and $5.0 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2016 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $37.0 million. This consists of total deferred tax liabilities of $64.5 million and net deferred tax assets of $27.5 million after providing a valuation allowance of $1.6 million.

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Creative Professional	50.3%	45.8%	41.7%
OEM	49.7	54.2	58.3

Total revenue	100.0	100.0	100.0
Cost of revenue	16.2	15.7	15.5
Cost of revenue—amortization of acquired technology	2.3	2.3	2.5

Total cost of revenue	18.5	18.0	18.0

Gross profit	81.5	82.0	82.0
Marketing and selling	31.7	29.8	26.9
Research and development	14.2	11.2	11.2
General and administrative	20.9	17.3	12.8
Amortization of other intangible assets	1.7	1.6	2.9

Total operating expenses	68.5	59.9	53.8

Income from operations	13.0	22.1	28.2
Interest expense, net	0.6	0.5	0.5
Loss on extinguishment of debt	—	0.1	—
Loss on foreign exchange	0.2	0.5	1.0
Gain on derivatives	(0.2)	—	(0.1)

Total other expenses	0.6	1.1	1.4
Income before provision for income taxes	12.4	21.0	26.8
Provision for income taxes	5.1	7.4	9.2

Net income	7.3%	13.6%	17.6%

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

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

	2016	2015	Increase/ (Decrease)
Creative Professional	$102,381	$88,074	$14,307
OEM	101,060	104,345	(3,285)

Total revenue	$203,441	$192,419	$11,022

Revenue

Revenue was $203.4 million and $192.4 million for the years ended December 31, 2016 and 2015, respectively, an increase of $11.0 million, or 5.7%.

Creative Professional revenue increased $14.3 million, or 16.2%, to $102.4 million for the year ended December 31, 2016, as compared to $88.1 million for the year ended December 31, 2015, primarily due to increases in web font revenue, recurring license web server applications and revenue from Olapic. Recurring revenue increased as a result of the release of digital ad impressions revenue and revenue from Olapic, period over period.

OEM revenue was $101.1 million and $104.3 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $3.2 million, or 3.1%, mainly due to a decrease in royalty revenue. Royalty revenue from our printer and independent software vendor customers decreased due to lower volume of printer shipments and timing of custom project revenue, respectively. This decrease was partially offset by increased revenue from our display imaging consumer electronic OEM customers as a result of higher volume.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $32.9 million for the year ended December 31, 2016, as compared to $30.3 million for the year ended December 31, 2015, an increase of $2.6 million, or 8.7%. The increase in cost of revenue in the year ended December 31, 2016, is a result of a higher proportion of Creative Professional revenue in our mix of total revenue which typically has a higher associated cost than OEM, partially offset by lower costs associated with our Creative Professional revenue with enterprise customers, as compared to the same period in 2015.

The portion of cost of revenue consisting of amortization of acquired technology was $4.7 million and $4.4 million in the years ended December 31, 2016 and 2015, respectively, an increase of $0.3 million, or 5.0%, due to our acquisition of Olapic.

Gross Profit

Gross profit was 81.5% and 82.0% of revenue in the years ended December 31, 2016 and 2015, respectively. The decrease in gross profit in the year ended December 31, 2016, as compared to the same period in 2015, is a result of a higher proportion of Creative Professional revenue in our mix of total revenue which typically has a higher associated cost than OEM, partially offset by improved margins on our Creative Professional revenue with enterprise customers. Further, our Creative Professional revenue has grown both organically and from the acquisition of Olapic, while our OEM revenue has declined as described above. In 2016, Creative Professional revenue was 50.4% of total revenue, as compared to 45.8% of total revenue in 2015.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $64.6 million and $57.3 million for the year ended December 31, 2016 and 2015, respectively, an increase of $7.3 million, or 12.7%, primarily due to personnel expenses. Personnel and personnel related expenses increased $7.8 million, mainly due to additional headcount from our acquisition of Olapic and other targeted hiring, additional compensation expense recognized on deferred compensation arrangements in connection with our acquisitions of Swyft and Olapic and restructuring actions . The increase was partially offset by a reduction in headcount due to a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization. Increased infrastructure expense due to increased headcount, contributed $0.7 million to the overall increase in marketing and selling expense, period over period. These increases were partially offset by a reduction in the use of outside consultants, resulting in a decrease of $1.1 million period over period.

Research and Development. Research and development expense increased $7.4 million, or 34.6%, to $28.9 million for the year ended December 31, 2016, as compared to $21.5 million for the year ended December 31, 2015 primarily due to personnel expenses. Personnel and personnel related expenses increased $5.7 million, mainly due to additional headcount from our acquisition of Olapic and the redeployment of certain former marketing and selling employees at the beginning of 2016, as compared to the same period in 2015. Headcount increased 73.4% over the prior year. External consulting and related software development increased $0.8 million period over period. Higher facilities related expenses contributed $0.4 million to the increase in research and development in the year ended December 31, 2016, as compared to the same period in 2015, a result of our acquisition of Olapic.

General and Administrative. General and administrative expense increased $9.3 million, or 27.8%, to $42.6 million for the year ended December 31, 2016, as compared to $33.3 million for the year ended December 31, 2015, primarily due to personnel expenses. Personnel and personnel related expenses increased $9.5 million in the 2016, as compared to the same period in 2015, mainly due to additional headcount from targeted hiring and our acquisition of Olapic. In the year ended December 31, 2015, we recognized a $3.8 million expense for deferred compensation arrangement in connection with the Amendment to the Swyft Media Merger Agreement. There was no similar item in the year ended December 31, 2016. Higher infrastructure expenses, primarily increased depreciation and software maintenance, together contributed $1.6 million primarily due to a full year of expense associated with our new ERP system. Increased legal, audit and rent expense together contributed $2.0 million to the overall increase, primarily due to our acquisition of Olapic in 2016, as compared to 2015.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.4 million and $3.1 million in 2016 and 2015, an increase $0.3 million, or 8.8%, respectively, primarily due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income, was $1.2 million and $0.9 million in 2016 and 2015, respectively, an increase of $0.3 million, or 33.5%. The increase in interest expense in 2016 was primarily due to borrowings under our revolving line of credit. Total debt outstanding at December 31, 2016 was $105.0 million, which was drawn on our revolving credit facility in connection with our acquisition of Olapic, Inc. on August 9, 2016. Prior to August 9, 2016, there was no debt outstanding. In the year ended December 31, 2015, interest expense consisted mainly of unused line fees in connection with our credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.1 million in the year ended December 31, 2015, which was incurred in connection with the refinancing of our Credit Facility in September 2015. There was no similar item in 2016.

Loss on Foreign Exchange

Loss on foreign exchange decreased $0.6 million, or 55.6%, to $0.4 million in 2016, as compared to $1.0 million in 2015. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables.

Gain on Derivatives

Gain on derivatives was $0.5 million and $27 thousand in 2016 and 2015, respectively, the net result of changes in the market value of our currency derivative contracts.

Provision for Income Taxes

Our effective tax rate was 40.9% and 35.3% for the years ended December 31, 2016 and 2015, respectively. The 2016 effective tax rate included a charge of 7.1% for non-deductible expenses recognized due to the Olapic acquisition and the acceleration of the contingent payments associated with the Swyft Media acquisition, compared to a charge of 3.6% in 2015. The 2015 effective tax rate included a benefit of 3.2% for the reversal of reserves from the settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.2% for the reversal of reserves in the 2016 effective tax rate. The 2016 effective tax rate included a charge of 3.2% for state and local income taxes, net of federal benefit, as compared to a charge of 1.0% in 2015. The research tax credit was a benefit of 1.9% in 2016, as compared to a benefit of 0.9% in 2015.

As of December 31, 2016, the total amount of unrecognized tax benefits was $6.8 million, as compared to a balance of $5.5 million in 2015, mainly due to increases as a result of positions taken in 2016. We classify potential interest and penalties as a component of tax expense. As of December 31, 2016 and 2015 we had $0.2 million and $0.1 million of accrued interest and penalties, respectively.

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

The following table presents revenue for these two principal markets (in thousands):

	2015	2014	Increase/ (Decrease)
Creative Professional	$88,074	$76,961	$11,113
OEM	104,345	107,539	(3,194)

Total revenue	$192,419	$184,500	$7,919

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

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $91.4 million and a $150.0 million revolving credit facility, of which $105.0 million is outstanding related to the acquisition of Olapic. On August 30, 2016, our board of directors approved a $25.0 million share purchase program, which provides for purchases through December 31, 2017. In the year ended December 31, 2016, we used $5.6 million in cash to purchase shares under the plan. In the year ended December 31, 2015, we used $18.2 million in cash to purchase shares in connection with our share repurchase program approved in October 2013 and completed in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to purchase shares in excess of our previously approved share purchase program in 2015. In the year ended December 31, 2016, we used $17.5 million in cash for our quarterly dividend. Olapic has, and will continue to operate at a net loss in the near term. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$40,739	$53,364	$61,579
Net cash used in investing activities	(120,803)	(22,927)	(19,541)
Net cash provided by (used in) financing activities	85,244	(32,552)	(29,122)
Effect of exchange rates on cash and cash equivalents	(1,266)	(690)	(1,002)

Total increase (decrease) in cash and cash equivalents	$3,914	$(2,805)	$11,914

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

In 2016, we generated $40.7 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs and accreted interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany generated $46.1 million in cash. In connection with the Olapic, Inc. Merger Agreement executed in July 2016, we used $9.0 million in cash to fund an escrow account to be used for the payments due in 2018 and 2019 under the Agreement. In addition, $0.4 million was generated from the release of funds from the Swyft Media escrow account. Increases in accounts payable, accrued expenses and other liabilities generated $12.1 million in cash mainly due to increased headcount in addition to the timing of payments. Accrued income taxes used $1.9 million during 2016. Increased accounts receivable and prepaid expenses, net of increased deferred revenue used $6.8 million in cash, which is mainly due to timing.

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

Investing Activities

During 2016, we used $120.8 million in investing activities for the purchase of $2.5 million of property and equipment and $118.3 million for acquisitions. During 2015, we used $22.9 million in investing activities for the purchase of $8.6 million of property and equipment and $14.3 million for acquisitions. During 2014, we used $19.5 million in investing activities for the purchase of $8.0 million of property and equipment and $11.3 million for acquisitions.

Financing Activities

Cash provided by financing activities in 2016 was $85.2 million. Cash borrowed from our revolving Credit Facility for the acquisition of Olapic generated $110.0 million, of which we have since paid back $5.0 million. We received cash from exercises of stock options of $2.8 million and excess tax benefit on stock options provided $0.6 million. We paid shareholder dividends of $17.5 million and used $5.6 million to purchase treasury stock in 2016.

Cash used in financing activities in 2015 was $32.6 million. We received cash from exercises of stock options of $8.2 million and excess tax benefit on stock options provided $1.8 million. We paid shareholder dividends of $15.1 million, contingent consideration of $5.7 million, and used $18.6 million to purchase treasury stock in 2015. We used $3.1 million of restricted cash related to the Swyft Media founder-shareholder contingent consideration.

Cash used in financing activities in 2014 was $29.1 million. We received cash from exercises of stock options of $8.5 million and excess tax benefit on stock options provided $3.9 million. We paid shareholder dividends of $11.8 million in 2014. We also used $29.7 million to purchase treasury stock in 2014.

Dividends

Dividends are declared at the discretion of the Company’s Board of Directors and dependent on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On October 26, 2016, the Board of Directors approved a $0.11 per share, quarterly cash dividend on our outstanding common stock. The record date was January 2, 2017 and the dividend was paid to shareholders on January 20, 2017. On February 15, 2017, our Board of Directors approved a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 3, 2017 and the dividend is payable to shareholders of record on April 21, 2017.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility provides more attractive interest rates and a lower commitment fee than those under the Original Credit Agreement, as defined below. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility

(the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016. At December 31, 2016, the Company had $105.0 million outstanding under the Credit Facility. At December 31, 2016, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $44.5 million available for borrowings.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2016 our rate, inclusive of applicable margins, was 2.5% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million in 2015, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. As of December 31, 2016, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 1.79:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.86:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$14,886	$26,197	$32,545
Provision for income taxes	10,313	14,278	16,875
Interest expense, net	1,227	919	1,034
Depreciation and amortization	12,279	10,819	11,663

EBITDA	$38,705	$52,213	$62,117
Share based compensation	17,271	13,583	10,649
Non-cash add backs	—	112	(1,781)
Restructuring, issuance and cash non-operating costs	1,500	1,069	1,010
Acquisition expenses	1,125	339	1,384

Adjusted EBITDA (1)	$58,601	$67,316	$73,379

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. At December 31, 2016 we have a significant amount of debt and we have had a significant amount of debt in the past, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2016.

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

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2016	2015	2014 (1)
Net income	$14,886	$26,197	$32,545
Interest expense, net	1,227	919	1,034
Other (income) expense, net	(35)	1,050	1,628
Provision for income taxes	10,313	14,278	16,875

Income from operations	26,391	42,444	52,082
Depreciation and amortization	12,279	10,819	11,663
Share based compensation	17,271	13,583	10,649
Contingent consideration adjustment	—	—	(1,781)
Acquisition-related compensation (2)	3,869	4,164	—

Net adjusted EBITDA (3)	$59,810	$71,010	$72,613

(1)	Non-GAAP net adjusted EBITDA for the year ended December 31, 2014 has been restated to add back the impact of acquisition-related contingent consideration adjustments in accordance with our revised definition of non-GAAP net adjusted EBITDA, as noted above.

(2)	The 2016 amount includes $2.5 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $1.4 million of expense associated with deferred compensation from the Olapic acquisition. The 2015 amount includes $0.4 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, share based compensation and contingent consideration and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2016	2015	2014 (1)
GAAP earnings per diluted share	$0.36	$0.65	$0.81
Amortization, net of tax of $0.08, $0.07 and $0.09, respectively	0.12	0.13	0.17
Share based compensation, net of tax of $0.18, $0.12 and $0.09, respectively	0.27	0.23	0.18
Contingent consideration adjustment, net of tax of $0.00, $0.00 and $0.00, respectively	—	—	(0.04)
Acquisition-related compensation, net of tax of $0.00, $0.00 and $0.00, respectively (2)	0.10	0.11	—

Non-GAAP earnings per diluted share (3)	$0.85	$1.12	$1.12

(1)	Non-GAAP earnings per diluted share for the year ended December 31, 2014, has been restated to add back the impact of acquisition-related contingent consideration adjustments, net of tax, in accordance with our revised definition of non-GAAP earnings per share, as noted above.

(2)	The 2016 amount includes $2.5 million, or $0.06 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $1.4 million, or $0.04 per share, of expense associated with deferred compensation from the Olapic acquisition. The 2015 amount includes $0.4 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2016 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases(1)	$23,720	$5,033	$7,586	$5,372	$5,729
License fees(1)	900	500	200	200	—

Total	$24,620	$5,533	$7,786	$5,572	$5,729

(1)	See Note 15 to the audited consolidated financial statements regarding contractual obligations included in this Annual Report on Form 10-K under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.6 million as of December 31, 2016 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In addition to the above, we have a pension obligation under the German defined benefit pension plan. The total projected benefit obligation is $5.4 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this Annual Report on Form 10-K under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $16.4 million and $15.3 million at December 31, 2016 and 2015, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2016 and 2015, there were no customers that individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of our total revenue. For the quarters ended December 2016, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At December 31, 2016 the Company had $105.0 million outstanding under our revolving Credit Facility. At December 31, 2015, the Company had no borrowings under our revolving Credit Facility. At December 31, 2016 and 2015, we did not have any interest rate swaps outstanding. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date or historical rates, as appropriate. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of the foreign subsidiaries to U.S. dollars are recorded as a separate component of comprehensive income. For the years ended December 31, 2016, 2015 and 2014, sales by our subsidiaries located outside North America, particularly the U.K, Germany and Japan, comprised 43.8%, 45.5% and 47.6%, respectively, of our total revenue. An effect of a 10% weakening of the British pound sterling, the Euro, Japanese yen and Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $10.7 million, decreased expenses by $8.8 million and decreased operating income by $2.0 million for the year ended December 31, 2016. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and to purchase $3.4 million. This instrument had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015. At December 31, 2014, we had one 30-day contract to sell 2.3 million British pound sterling and purchase $3.5 million that together had an immaterial fair value.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monotype Imaging Holdings Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2017

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$91,434	$87,520
Accounts receivable, net of allowance for doubtful accounts of $467 and $264 at December 31, 2016 and 2015, respectively	26,549	15,179
Income tax refunds receivable	2,967	2,558
Prepaid expenses and other current assets	4,631	3,846

Total current assets	125,581	109,103
Property and equipment, net	14,166	15,204
Goodwill	273,489	185,735
Intangible assets, net	90,717	69,264
Restricted cash	17,992	9,304
Other assets	3,075	3,177

Total assets	$525,020	$391,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,170	$1,385
Accrued expenses and other current liabilities	28,762	21,422
Accrued income taxes payable	1,473	2,395
Deferred revenue	16,081	10,086

Total current liabilities	48,486	35,288
Revolving line of credit	105,000	—
Other long-term liabilities	11,753	6,914
Deferred income taxes	37,780	35,159
Reserve for income taxes	2,727	2,316
Accrued pension benefits	5,296	4,928
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000; Shares issued: 43,771,600 at December 31, 2016 and 42,019,646 at December 31, 2015	43	42
Additional paid-in capital	274,946	256,215
Treasury stock, at cost, 2,493,174 shares at December 31, 2016 and 1,999,354 shares at December 31, 2015	(56,232)	(50,455)
Retained earnings	105,718	108,908
Accumulated other comprehensive loss	(10,497)	(7,528)

Total stockholders’ equity	313,978	307,182

Total liabilities and stockholders’ equity	$525,020	$391,787

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$203,441	$192,419	$184,500
Cost of revenue	32,904	30,281	28,583
Cost of revenue—amortization of acquired technology	4,672	4,448	4,574

Total cost of revenue	37,576	34,729	33,157

Gross profit	165,865	157,690	151,343
Operating expenses:
Marketing and selling	64,571	57,297	49,580
Research and development	28,915	21,477	20,684
General and administrative	42,595	33,343	23,599
Amortization of other intangible assets	3,393	3,129	5,398

Total operating expenses	139,474	115,246	99,261

Income from operations	26,391	42,444	52,082
Other (income) expense:
Interest expense	1,470	963	1,202
Interest income	(243)	(44)	(168)
Loss on extinguishment of debt	—	112	—
Loss on foreign exchange	437	987	1,841
Gain on derivatives	(455)	(27)	(187)
Other income, net	(17)	(22)	(26)

Total other expense	1,192	1,969	2,662

Income before provision for income taxes	25,199	40,475	49,420
Provision for income taxes	10,313	14,278	16,875

Net income	$14,886	$26,197	$32,545

Net income available to common stockholders—basic	$14,395	$25,575	$31,940

Net income available to common stockholders—diluted	$14,394	$25,579	$31,950

Net income per common share:
Basic	$0.37	$0.66	$0.83

Diluted	$0.36	$0.65	$0.81

Weighted-average number of shares outstanding—basic	39,405,700	38,840,094	38,565,368
Weighted-average number of shares outstanding—diluted	39,731,923	39,382,566	39,466,717
Dividends declared per common share	$0.44	$0.40	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$14,886	$26,197	$32,545
Other comprehensive income, net of tax:
Unrecognized actuarial gain (loss), net of tax of ($160), $111 and ($301), respectively	(278)	268	(726)
Foreign currency translation adjustments, net of tax of ($1,154), ($2,016) and ($2,812), respectively	(2,691)	(3,622)	(4,446)

Comprehensive income	$11,917	$22,843	$27,373

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	39,482,543	$39	204,830	$(2,279)	$209,376	$78,741	$998	$286,875
Net income						32,545		32,545
Issuance of capital shares
—restricted share grants	484,148	—			—			—
—exercised options	803,506	—			8,462			8,462
Repurchase of unvested shares of restricted common stock		—	27,780	—				—
Purchase of treasury shares		—	1,071,127	(29,667)				(29,667)
Share based compensation					10,788			10,788
Tax benefit associated with options					3,896			3,896
Dividends declared						(12,614)		(12,614)
Unrecognized actuarial loss, net of tax							(726)	(726)
Cumulative translation adjustment, net of tax							(4,446)	(4,446)

Balance, December 31, 2014	40,770,197	$39	1,303,737	$(31,946)	$232,522	$98,672	$(4,174)	$295,113
Net income						26,197		26,197
Issuance of capital shares
—restricted share grants	609,975	1			—			1
—exercised options	632,871	2			8,171			8,173
—restricted units converted	6,603	—			—			—
Repurchase of unvested shares of restricted common stock		—	38,589	—				—
Purchase of treasury shares		—	657,028	(18,509)				(18,509)
Share based compensation					13,665			13,665
Tax benefit associated with options					1,857			1,857
Dividends declared						(15,961)		(15,961)
Unrecognized actuarial loss, net of tax							268	268
Cumulative translation adjustment, net of tax							(3,622)	(3,622)

Balance, December 31, 2015	42,019,646	$42	1,999,354	$(50,455)	$256,215	$108,908	$(7,528)	$307,182

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	42,019,646	$42	1,999,354	$(50,455)	$256,215	$108,908	$(7,528)	$307,182
Net income						14,886		14,886
Issuance of capital shares
—restricted share grants	1,453,452	1			(1)			—
—exercised options	265,346	—			2,820			2,820
—restricted units converted	33,156	—			—			—
Repurchase of unvested shares of restricted common stock		—	203,083	—				—
Purchase of treasury shares		—	287,250	(5,705)				(5,705)
Shares withheld			3,487	(72)				(72)
Share based compensation					17,271			17,271
Tax associated with options					(140)			(140)
Tax associated with restricted stock					(1,219)			(1,219)
Dividends declared						(18,076)		(18,076)
Unrecognized actuarial loss, net of tax							(278)	(278)
Cumulative translation adjustment, net of tax							(2,691)	(2,691)

Balance, December 31, 2016	43,771,600	$43	2,493,174	$(56,232)	$274,946	$105,718	$(10,497)	$313,978

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$14,886	$26,197	$32,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,279	10,819	11,663
Loss on retirement of fixed assets	—	20	173
Loss on extinguishment of debt	—	112	—
Amortization of deferred financing costs and accreted interest	220	431	434
Adjustment to contingent consideration	—	3,610	(1,781)
Share based compensation	17,271	13,583	10,649
Excess tax benefit on stock options	(570)	(1,857)	(3,896)
Provision for doubtful accounts	478	194	138
Deferred income taxes	2,013	5,702	3,296
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(499)	(370)	561
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,473)	(6,322)	(1,410)
Prepaid expenses and other assets	(2,932)	852	(1,856)
Restricted cash	(8,688)	(6,170)	—
Accounts payable	800	281	132
Accrued income taxes payable	(1,897)	1,929	7,660
Accrued expenses and other liabilities	11,263	815	2,750
Deferred revenue	588	3,538	521

Net cash provided by operating activities	40,739	53,364	61,579
Cash flows from investing activities:
Purchases of property and equipment	(2,501)	(8,637)	(7,960)
Purchase of exclusive license and other intangible assets	—	—	(312)
Acquisition of businesses, net of cash acquired	(118,302)	(14,290)	(11,269)

Net cash used in investing activities	(120,803)	(22,927)	(19,541)
Cash flows from financing activities:
Proceeds from revolving line of credit	110,000	—	—
Payments on revolving line of credit	(5,000)	—	—
Payment of contingent consideration	—	(5,731)	—
Restricted cash	—	(3,134)	—
Common stock dividend paid	(17,536)	(15,116)	(11,813)
Purchase of treasury stock	(5,610)	(18,601)	(29,667)
Excess tax benefit of stock options	570	1,857	3,896
Proceeds from exercise of common stock options	2,820	8,173	8,462

Net cash provided by (used in) financing activities	85,244	(32,552)	(29,122)
Effect of exchange rates on cash and cash equivalents	(1,266)	(690)	(1,002)

Increase (decrease) in cash and cash equivalents	3,914	(2,805)	11,914
Cash and cash equivalents, beginning of year	87,520	90,325	78,411

Cash and cash equivalents, end of year	$91,434	$87,520	$90,325

Supplemental disclosures:
Interest paid	$1,021	$435	$457
Income taxes paid	$10,762	$5,877	$7,714
Non cash transactions:
Dividends declared	$4,542	$4,002	$3,158
Purchase of treasury stock	$95	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of branded and design assets, technology and expertise for creative professionals and consumer device manufacturers. We provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process, are licensed through our direct sales channel, e-commerce platforms and partner platforms. We also provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers and mobile devices, among others, as well as provide a high-quality text experience in numerous software applications and operating systems. We license our design assets and technology to creative professionals, consumer device manufacturers and independent software vendors. We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At December 31, 2016, we conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), Swyft Media Inc. and Olapic, Inc., and seven foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Olapic UK Ltd., Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

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

The accompanying consolidated financial statements present the Company as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, including the accounts of Monotype Imaging Inc., ITC, MyFonts, Swyft Media Inc., Olapic, Inc., Olapic Argentina S.A., Monotype UK, Olapic UK Ltd., Monotype Germany, Monotype India, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments and debt. We value our financial instruments at fair value in accordance with Accounting Standards Codification, or ASC, Topic No. 820, Fair Value Measurement and Disclosures. The Company’s recurring fair value measures relate to cash equivalents and derivative instruments. The Company’s non-financial assets and non-financial liabilities subject to non-recurring measures include goodwill and intangibles.

The carrying amounts of the Company’s financial instruments approximated their fair values at December 31, 2016 and 2015 due to the short-term nature of these instruments, and for the long-term debt, the interest rates the Company believes it could obtain for borrowings with similar terms.

The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant impact on the estimated fair value amounts. See Note 9 for further discussion.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of contractual agreements are classified on our balance sheet based on relevant restrictions, and accordingly, are classified as long term assets at December 31, 2016 and 2015. At December 31, 2016, we had $18.0 million of cash held in escrow to be used for payments due in 2018 and 2019 in connection with the Olapic, Inc. acquisition and payments due in 2018 in connection with the amendment to the Swyft Media merger agreement. At December 31, 2015, we had $9.3 million held in escrow for payments due in 2018 in connection with the amendment to the Swyft Media Merger agreement.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. Deposits of cash held outside the U.S. totaled approximately $16.4 million and $15.3 million, at December 31, 2016 and 2015, respectively. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2016 and 2015, there were no customers that accounted for 10% of our gross accounts receivable. For the years ended December 31, 2016, 2015 and 2014 no one customer individually accounted for 10% or more of our total revenue. For the quarters ended December 2016, 2015 and 2014, no customer individually accounted for more than 10% of our total revenue.

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

In accordance with Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company has the option of performing a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets.

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2016 and 2015, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As such, the two-step test was not necessary.

For both years presented, 2016 and 2015, we elected to perform a qualitative analysis of the fair value of our indefinite-lived intangible assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our e-commerce websites, via telephone, e-mail and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services and web design tools. We also license fonts and provide custom font design services to graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom revenue, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period. In addition, Creative Professional revenue includes revenue derived from our Saas offerings. Web font and digital ad service revenue is mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a SaaS-based, subscription model. Company hosted subscription-based arrangements, or software as a service products, are accounted for as subscription revenue, recognized ratably over the subscription period.

Web server and commercial rights to online fonts is considered recurring revenue and is recognized upon payment by the customer and proof of font delivery, and when all other revenue recognition criteria have been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also have certain licensing arrangements, on a fixed-fee basis with certain of our OEM customers. Fixed fee licensing arrangements are not based on units the customer ships, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fee arrangements, we also receive revenue from software application and operating systems vendors who include our fonts and technology in their products and for font development. Many of our per-unit royalty licenses continue for the duration our OEM customers ship products which include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized as billed, so long as the product has been delivered, the license fee is fixed and non-refundable and it is not bundled with any time-based elements and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom design services and customer service costs related to our software as a service. We recognize royalty expenses with respect to font license fees concurrent with the recognition of revenue on licenses to which they relate. Amortization of acquired technology is an additional cost of revenue (see Note 5).

Deferred Revenue

Deferred revenue results primarily from subscriptions, deferred licenses and, from time-to-time, prepayments against future royalties received from our customers. Long-term deferred revenue is classified as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2016 and 2015.

Software Development Costs

We expense software development costs, including costs to develop software or the software products to be marketed to external users, before technological feasibility of such products is reached. Costs that are incurred to produce the finished product after technological feasibility has been established if material, would be capitalized as an intangible asset, and are amortized on a straight-line basis over the economic useful lives. For the years ended December 31, 2016, 2015 and 2014, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility. In addition to the software development costs described above, the Company capitalizes certain costs that are incurred to purchase or create and implement internal-use software programs, including software coding, installation, testing and certain data conversions. These capitalized costs are amortized on a straight-line basis over the economic useful life. At December 31, 2016 and 2015, the Company had $7.3 million and $7.1 million, respectively, of unamortized software costs included in property and equipment, net in our accompanying consolidated balance sheets. The balance in both periods predominantly pertained to our ERP project.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $2.6 million, $3.3 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share Based Compensation

We account for share based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognize the compensation cost of share based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of share based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rates and expected dividends. The expected volatility assumption is based on our actual historical stock price volatility. The expected life of awards is based on the actual historical exercise behavior of our employees. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on the estimated annualized dividend yield on our stock based on our history of paying dividends.

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

The benefits of tax deductions in excess of recognized share based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.5%	1.6%
Expected dividend yield	2.0%	1.6%	1.1%
Expected volatility	33.8%	34.6%	44.1%
Expected term	4.8 years	4.8 years	5.0 years
Weighted-average fair value per share	$5.68	$7.15	$11.01

For restricted stock awards and restricted stock units issued under the Company’s share based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, share based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. See Note 13 for a summary of the stock option activity under our share based employee compensation plans for the year ended December 31, 2016.

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

Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2016, 2015 and 2014, the accumulated balance of foreign currency translation adjustment was cumulative losses of $9.4 million, $6.7 million and $3.1 million, respectively. The accumulated balance of the unrecognized actuarial gain (loss) were cumulative losses of $1.0 million, $0.8 million and $1.1 million at December 31, 2016, 2015 and 2014, respectively.

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

The Company accrues liabilities for uncertain tax positions in accordance with the framework provided in ASC 740. The Company classifies interest and penalties as a component of tax expense.

Net income per share data

The Company calculates net income per share using the “two-class” and treasury stock methods. Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the if-converted, or treasury stock, method or (b) the two-class method. The treasury stock method gives effect to all potentially dilutive securities, including the exercise of stock options and vesting of restricted stock. The two-class method assumes the exercise of stock options consistent with the treasury stock method, but assumes participating securities (unvested restricted stock) are not vested and allocates earnings to common shares and participating securities. Income is allocated to participating securities and common stockholders.

Recently Issued Accounting Pronouncements

Goodwill

In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step 2 from the goodwill impairment test. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted for testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04, but we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB, issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-18 will have on our consolidated financial statements and related disclosures.

Share Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five-step revenue recognition model based on principle that replaces virtually all existing revenue recognition under U.S. GAAP and which requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard requires retrospective application, however, it allows entities to choose either full retrospective adoption in which the standard is applied to all of the periods presented, or modified retrospective adoption, in which the cumulative catch-up adjustment to the opening balance of retained earnings is recognized at the date of application, with additional disclosures required to describe these effects. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral Date, which defers the effective date of ASU 2014-09 by one year. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. We expect to adopt the standard on January 1, 2018, and at that time, we expect to apply the modified retrospective method of adoption. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, we have identified certain revenue streams, specifically term and royalty-based license agreements, for which the standard could have a material impact; however, further analysis is required and we will continue to evaluate this assessment in 2017. Under the current guidance, revenue related to our term license agreements that are bundled with services related performance obligations for which VSOE does not exist is required to be recognized ratably over the term of the agreement; however, under the new guidance, the Company will allocate revenue to each performance obligation in the agreement and each will require separate accounting treatment and lead to accelerated revenue recognition compared with current practice. The license portion will be recognized at the time of delivery and the service revenue will be recognized over time based on the standalone selling prices of each performance obligation. In addition, we have historically, on occasion, offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. We currently recognize revenue under such arrangements when the payments become due, based upon the current requirement that the fee be fixed and determinable. However, under the new guidance, revenue related to such arrangements would be accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. Further, under the new guidance, we will be required to estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs, which is different from our current practice of recognizing royalty revenue when it is reported to us by the licensee, at which time the fee is deemed fixed and determinable. The Company is still in the process of evaluating these and its other revenue streams and quantifying the expected impact that the standard will have on its financial statements and related disclosures.

3. Acquisitions

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. Olapic leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, consisted of approximately $13.7 million in cash and borrowed $110.0 million from its line of credit. The Olapic Merger Agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon their continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards and restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy four employees from Olapic’s U.S. operations, eighty four employees from Olapic’s Argentina operations and forty UK and

European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

The table below provides the Olapic employees by functional area who joined the Company in connection with the acquisition:

Number of employees
Marketing and selling	117
Research and development	68
General and administration	13

Total	198

The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below (in thousands):

Estimated Fair Value at Acquisition Date
Cash	$5,942
Accounts receivable and other current assets	8,174
Property and equipment and other assets	1,029
Goodwill	89,623
Identifiable intangible assets	30,100
Accounts payable and other accrued expenses	(2,468)
Deferred revenue	(7,252)
Deferred tax liability	(1,449)

Total purchase price	$123,699

The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date (in thousands)	Estimated Useful Life (in years)
Developed technology	$14,300	10
Customer relationships	7,900	10
Non-compete agreements	1,400	4
Indefinite-lived intangible assets:
Trademarks and tradenames	6,500

Total	$30,100

A portion of the purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of December 31, 2016, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets, the valuation of the acquired deferred tax assets and liabilities and the identification of acquired performance obligations (i.e. deferred revenue). The final allocation of the purchase price to intangible assets, goodwill, deferred tax assets and liabilities, and deferred revenue may differ materially from the information presented in these consolidated financial statements.

We recorded revenue of $4.4 million and a net loss of $8.4 million from Olapic, since the acquisition date, which is included in our consolidated statements of income for the year ended December 31, 2016. Transaction costs of $1.1 million are included in general and administrative expenses in our consolidated statements of income for the year ended December 31, 2016.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Revenue	$212,292	$196,109
Net income	$3,853	$9,093
Net income per common share: basic	$0.09	$0.22
Net income per common share: diluted	$0.08	$0.22
Weighted average number of shares—basic	39,405,700	38,840,094
Weighted average number of shares—diluted	39,731,923	39,382,566

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

On November 9, 2015, the Swyft merger agreement was amended and the Company accelerated the payment of the contingent consideration. Under the amendment to the Swyft merger agreement, the contingent consideration has been fixed at $15.0 million, and is to be paid over three years, beginning in the fourth quarter of 2015. The difference between the fixed payments due under the amended agreement of $15.0 million, and the fair value of the contingent acquisition consideration liability immediately prior to the amendment totaled approximately $9.9 million. The Company paid the non-employee shareholders of Swyft Media $5.4 million in the fourth quarter of 2015, of which approximately $3.8 million was recognized as a charge to operations. The remaining $9.3 million payable to the founder-shareholders of Swyft Media is due in installments of approximately $2.0 million and $7.3 million to be paid in January 2018 and October 2018, respectively, contingent upon their continued employment through such dates. Accordingly, the excess of these payments over the accreted balance of the contingent acquisition consideration liability recognized in purchase accounting of $6.1 million is being accounted for as deferred compensation to be recognized as operating expenses throughout the term over which they are earned, on a straight-line basis. In December 2016, in connection with a legal settlement with a former Swyft Media shareholder, $0.4 million of the January 2018 payment was accelerated and paid to the former Swyft Media shareholder. The Company incurred $0.3 million related to that legal settlement. In the years ended December 31, 2016 and 2015, approximately $2.5 million and $4.2 million, respectively, of related compensation expense was recognized and has been included in marketing and selling expense in the accompanying consolidated statements of income.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$19,505	$17,275
Furniture and fixtures	1,417	1,073
Leasehold improvements	5,973	5,520

Total cost	26,895	23,868
Less accumulated depreciation and amortization	(12,729)	(8,664)

Property and equipment, net	$14,166	$15,204

At December 31, 2015, computer equipment and software included $0.7 million of unamortized software costs related to internal use software projects that have not yet been placed in service.

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $4.2 million, $3.2 million and $1.7 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2014	$176,999
Acquisitions	13,606
Foreign currency exchange rate changes	(4,709)
Deferred tax adjustment	(161)

Balance at December 31, 2015	$185,735
Acquisitions	89,623
Foreign currency exchange rate changes	(1,806)
Deferred tax adjustment	(63)

Balance at December 31, 2016	$273,489

In 2016, the Company recorded approximately $89.6 million in increases to goodwill related to the Olapic acquisition. In 2015, the Company recorded approximately $13.6 million in increases to goodwill related to the Swyft Media acquisition. See Note 3 for further details on our acquisitions.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2016 and 2015 are as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$67,502	$(50,808)	$16,694	$59,994	$(48,767)	$11,227
Acquired technology	11	68,228	(44,361)	23,867	54,424	(39,336)	15,088
Non-compete agreements	4	14,440	(12,655)	1,785	12,946	(12,111)	835
Indefinite-lived intangible assets:
Trademarks		43,971	—	43,971	37,714	—	37,714
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$198,541	$(107,824)	$90,717	$169,478	$(100,214)	$69,264

Amortization expense is calculated using the straight-line method as there is no reliable evidence to suggest that we should expect any pattern of amortization other than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Estimated future intangible amortization expense based on balances at December 31, 2016 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2017	$4,053	$3,453
2018	3,950	3,390
2019	3,907	3,121
2020	3,060	2,452
2021	2,273	1,774
Thereafter	6,624	4,290

Total amortization expense	$23,867	$18,480

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Payroll and related benefits	$11,385	$5,912
Royalties	4,690	4,636
Legal and audit fees	1,374	806
Sales tax payable	2,879	3,013
Dividend payable	4,542	4,002
Other	3,892	3,053

Total	$28,762	$21,422

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The New Credit Agreement replaced the Company’s existing $120.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Wells Fargo Capital Finance, LLC. The Original Credit Agreement was terminated effective September 15, 2015 and was scheduled to expire on July 13, 2016. At December 31, 2016, the Company had $105.0 million outstanding under the Credit Facility. At December 31, 2016, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $44.5 million available for borrowings.

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2016 our rate, inclusive of applicable margins, was 2.5% for LIBOR. At December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.2 million of unamortized deferred financing costs associated with the pro-rata share of the prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2016, our leverage ratio was 1.79: 1.00 and our fixed charge ratio was 4.86: 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of December 31, 2016 and 2015.

8. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying consolidated statements of income. At December 31, 2016 and 2014, we had one forward contract outstanding, which was entered into on those dates. There were no outstanding forward contracts at December 31, 2015. (Gains) and losses on our derivative financial instruments for the years ended December 31, 2016, 2015 and 2014 are included in gain of derivatives in our accompanying consolidated statements of income. See Note 9 for details regarding the fair value.

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

The following tables present our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$16,994	$16,994	$—	$—
Cash equivalents—commercial paper	16,989	—	16,989	—
Cash equivalents—corporate bonds	4,802	—	4,802	—
Cash equivalents—U.S. government and agency securities	11,368	11,368	—	—

Total current assets	50,153	28,362	21,791	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,992	8,992	—	—

Total long term assets	17,992	17,992	—	—

Total assets	$68,145	$46,354	$21,791	$—

	Fair Value Measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$21,808	$21,808	$—	$—
Cash equivalents—commercial paper	8,920	—	8,920	—
Cash equivalents—corporate bonds	9,293	—	9,293	—

Total current assets	$40,021	$21,808	$18,213	$—

Restricted cash equivalents—U.S. government and agency security fund	9,304	9,304	—	—

Total long term assets	9,304	9,304	—	—

Total assets	$49,325	$31,112	$18,213	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom, India and Japan. The Company has two defined contribution employee savings plans in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan and the Olapic, Inc. 401(k) Plan, or the Olapic 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plans. The U.S. 401(k) Plan provides for a discretionary employer matching contribution. For the years ended December 31, 2016, 2015 and 2014, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The U.S. 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. The Company matched dollar-for-dollar up to the first 5% of the participant’s compensation in the Olapic 401(k) plan, from the date acquisition date. Participants in the Olapic 401(k) Plan become vested in the employer contributions and all earnings thereon based on years of service as follows: 20% vested after two years, 40% vested after 3 years, 60% vested after 4 years, 80% vested after 5 years and 100% vested after 6 years. In the United Kingdom, we contribute either 4%, 5% or 6% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 1% 2% or 3% of salary, respectively. In India, the Company matches participant contributions dollar-for-dollar up to 12% of salary into an interest bearing government-controlled account, as required by law. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $2.2 million, $1.9 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows (in thousands):

	2016	2015	2014
Service cost	$94	$119	$114
Interest cost	120	116	171
Amortization of loss	50	77	1

Net periodic benefit cost	$264	$312	$286

The assumptions used to determine the net periodic benefit cost were as follows:

	2016	2015	2014
Weighted-average discount rate	1.9%	2.4%	2.3%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The German Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,960	$5,693
Service cost	94	119
Interest cost	120	116
Actuarial loss (gain)	472	(309)
Benefits paid	(108)	(91)
Foreign currency exchange rate changes	(185)	(568)

Projected benefit obligation at end of year	$5,353	$4,960

Accumulated benefit obligation	$5,253	$4,867

Funded status at end of year	$(5,353)	$(4,960)

Net Amounts Recognized in the Financial Statements:
Current liability	$122	$116
Unrecognized actuarial gain reported within accrued pension benefits	5,231	4,844

Net accrued pension liability recognized	$5,353	$4,960
Amounts included in accumulated other comprehensive income not yet recognized in periodic pension cost, net of tax	$(1,560)	$(1,159)
Amounts expected to be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year (consists of net actuarial gain/loss)	$85	$49

Monotype Germany also provides cash awards to its employees based on length of service. At December 31, 2016 and 2015, the balance accrued for such benefits totaled $65 thousand and $75 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2016	2015
Weighted-average discount rate	1.9%	2.4%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	1.8%	1.8%

The most recent actuarial valuation of the plan was performed as of December 31, 2016. The measurement dates are December 31, 2016 for 2016 and December 31, 2015 for 2015.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

Expected Future Benefit Payments:
2017	$122
2018	142
2019	150
2020	159
2021	164
2022-2026	922

11. Income Taxes

The components of domestic and foreign income before the provision for income taxes are as follows (in thousands):

	2016	2015	2014
U.S.	$142	$18,787	$28,900
Foreign	25,057	21,688	20,520

Total income before provision for income taxes	$25,199	$40,475	$49,420

The components of the provision for income taxes are as follows (in thousands):

	2016	2015	2014
Current
U.S. Federal	$(152)	$2,873	$4,971
State and local	279	550	1,039
Foreign jurisdictions	8,173	5,153	7,569

	8,300	8,576	13,579
Deferred
U.S. Federal	1,403	6,267	3,296
State and local	976	81	259
Foreign jurisdictions	(366)	(646)	(259)

	2,013	5,702	3,296

Total provision	$10,313	$14,278	$16,875

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	2016		2015		2014
Provision for income taxes at statutory rate	$8,820	35.0%	$14,167	35.0%	$17,297	35.0%
State and local income taxes, net of federal tax benefit	816	3.2%	410	1.0%	844	1.7%
Foreign rate differential	(278)	(1.1)%	(229)	(0.5)%	31	0.1%
Share based compensation	130	0.5%	100	0.3%	180	0.4%
Research credits	(485)	(1.9)%	(371)	(0.9)%	(394)	(0.8)%
Reversal of reserve for income taxes	(47)	(0.2)%	(1,305)	(3.2)%	(279)	(0.5)%
Permanent non-deductible acquisition-related expense (income)	1,782	7.1%	1,458	3.6%	(629)	(1.3)%
Other, net	(425)	(1.7)%	48	—	(175)	(0.4)%

Reported income tax provision	$10,313	40.9%	$14,278	35.3%	$16,875	34.2%

For the year ended December 31, 2016, our effective tax rate was 40.9%. The 2016 effective tax rate included a charge of 7.1% for non-deductible acquisition related expenses primarily from the Olapic and Swyft acquisitions that are contingent on the continued employment of key employees. For financial reporting purposes, these amounts are treated as compensation expense recognized ratably over the minimum required employment periods, which range from January 2018 to August 2019. Since these transactions were accounted for as stock acquisitions, such amounts are not deductible for tax purposes.

For the year ended December 31, 2015, our effective rate was 35.3%. The 2015 effective tax rate included a charge of 3.6% for non-deductible expenses recognized due to the acceleration of the contingent payments associated with the Swyft Media acquisition. The 2015 effective tax rate also included a benefit of 3.2% for the reversal of reserves in connection with a settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.5% for the reversal of reserves in the 2014 effective tax rate. The 2015 effective tax rate included a charge of 1.0% for state and local income taxes, net of federal benefit, as compared to a charge of 1.7% in 2014. The foreign rate differential was a benefit of 0.5% in 2015, as compared to charge of 0.1% in 2014.

For the year ended December 31, 2014, our effective tax rate was 34.2%. The effective tax rate included a benefit of 1.3% for a reduction of book expense that resulted from the difference between the estimated and actual liability for contingent acquisition consideration, which does not increase taxable income.

The provision for income taxes includes an expense of $1.4 million for the year ended December 31, 2016 that was debited directly to stockholders’ equity, rather than to the provision for income taxes for the tax adjustment associated with the exercise of non-qualified stock options by employees and vesting of restricted stock. The provision for income taxes includes $1.9 million and $3.9 million for the years ended December 31, 2015 and 2014, respectively, that was credited directly to stockholders’ equity, rather than to the provision for income taxes for the tax benefit associated with the exercise of non-qualified stock options by employees and vesting of restricted stock. In addition, the 2016, 2015 and

2014 provision does not include a benefit of $1.1 million and benefits of $1.9 million and $3.1 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Compensation related deductions	$9,392	$7,479
Tax credit carryforwards	1,927	2,486
Federal, foreign and state net operating losses	10,135	333
Cumulative translation and foreign items	5,479	4,426
Accrued expenses	2,159	1,937

Subtotal deferred tax assets	29,092	16,661
Valuation allowance	(1,617)	(1,671)

Total deferred income tax assets	$27,475	$14,990

Deferred tax liabilities:
Fixed assets	$2,447	$2,499
Intangible assets	17,644	6,456
Goodwill and indefinite-lived intangibles	44,419	40,721

Total deferred tax liabilities	$64,510	$49,676

Net deferred tax liabilities	$37,035	$34,686

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—long-term (1)	$745	$473
Net deferred income tax liabilities—long-term	(37,780)	(35,159)

Net deferred income tax liabilities	$(37,035)	$(34,686)

(1)	Included in other assets in the accompanying consolidated balance sheets.

In assessing the realizability of the deferred tax assets within each jurisdiction, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the domestic deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2016 and 2015, except as described below.

A valuation allowance has been established for potential U.S. foreign tax credits that may be generated by Monotype Germany’s deferred tax liability related to temporary differences. As of December 31, 2016 and 2015, the valuation allowance against these credits was $1.4 million. Monotype Germany is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a partial valuation allowance against these credits. The Company also maintains a valuation allowance against the tax benefit of certain foreign net operating losses.

In accordance with ASC 740, the Company has recorded approximately $6.8 million as a reserve for unrecognized tax benefits at December 31, 2016. The following is a reconciliation of the Company’s gross unrecognized tax benefits at December 31, 2015 and 2016 (in thousands):

December 31, 2014	$8,146
Decreases related to:
Settlements with taxing authorities	(1,942)
Positions lapse of applicable statutes of limitations	(485)
Positions taken in the current year	(428)
Increases related to:
Positions taken in prior years	152
Positions taken and acquired in the current year	73

December 31, 2015	$5,516
Increase related to positions taken in prior years	147
Increases related to positions taken and acquired in the current year	930

December 31, 2016	$6,593

Of this amount of unrecognized tax benefits, approximately $5.1 million, $4.5 million and $5.3 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2016, 2015 and 2014, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2016, 2015 and 2014, the Company has accrued approximately $0.2 million, $0.1 million and $0.2 million, respectively, related to interest and penalties. The tax provision for the years ended December 31, 2016, 2015 and 2014 includes a tax expense of $0.1 million, a benefit of $0.1 million and an expense of $0.2 million, respectively, for interest. The decrease in unrecognized tax benefits in 2015 relates primarily to settlements with taxing authorities discussed below. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months. During the first quarter of 2015, the Company settled a tax audit related to its Japan subsidiary. As a result of this settlement, the Company recognized a tax benefit of $0.3 million. During the third quarter of 2015, the Company settled a tax audit related to its 2012 U.S. federal tax return. As a result of this settlement, the Company recognized a tax benefit of $0.2 million. Additionally, the Company recognized a tax benefit of $0.5 million in the quarter ended September 30, 2015, as a result of the expiration of the 2011 U.S. federal statute of limitations.

The Company monitors the undistributed earnings of foreign subsidiaries and, as necessary, provides for income taxes on those earnings that are not deemed permanently invested.

As of December 31, 2016, the Company has approximately $5.0 million of undistributed earnings at its foreign subsidiaries.

As a result of the Olapic acquisition, the Company has federal net operating loss carryforwards of $24.0 million at December 31, 2016. The net operating losses are subject to limitations under federal Internal Revenue Code Section 382. The Company also has state net operating loss carryforwards with a state tax effect of $2.3 million. These losses are also subject to limitation in certain states.

As of December 31, 2016, the Company has foreign net operating losses with a tax effect of $0.2 million for which the company has a full valuation allowance.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2013 through 2016 and the Company and its subsidiaries state income tax returns are subject to audit for the years 2012 through 2016.

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

For the years ended December 31, 2016, 2015 and 2014, the two class method was used in the computation as it was the more dilutive of the two approaches. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income, as reported	$14,886	$26,197	$32,545
Less: net income attributable to participating securities	(491)	(622)	(605)

Net income available to common shareholders—basic	$14,395	$25,575	$31,940

Denominator:
Basic:
Weighted-average shares of common stock outstanding	40,927,360	39,818,129	39,311,182
Less: weighted-average shares of unvested restricted common stock outstanding	(1,521,660)	(978,035)	(745,814)

Weighted-average number of common shares used in computing basic net income per common share	39,405,700	38,840,094	38,565,368

Net income per share applicable to common shareholders—basic	$0.37	$0.66	$0.83

Numerator:
Net income available to common shareholders—basic	$14,395	$25,575	$31,940
Plus: undistributed earnings allocated to participating securities	(116)	253	379
Less: undistributed earnings reallocated to participating securities	115	(249)	(369)

Net income available to common shareholders—diluted	$14,394	$25,579	$31,950

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	40,927,360	39,818,129	39,311,182
Less: weighted-average shares of unvested restricted common stock outstanding	(1,521,660)	(978,035)	(745,814)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	326,223	542,472	901,349

Weighted-average number of common shares used in computing diluted net income per common share	39,731,923	39,382,566	39,466,717

Net income per share applicable to common shareholders—diluted	$0.36	$0.65	$0.81

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Options	710,424	498,857	376,606
Unvested restricted common stock	356,220	346,965	117,111
Unvested restricted stock units	14,963	12,798	2,221

13. Stockholders’ Equity

Share repurchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During 2016, the Company repurchased 287,250 shares of its common stock under the program for $5.7 million. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion.

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

Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan, or the 2004 Award Plan. The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vest over a four year period and expire ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. As of December 31, 2016, 2,591,204 options and 2,810,403 restricted stock awards have been granted under the 2004 Award Plan. There will be no future grants of awards from the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan, which was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. On March 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2007 Stock Option and Incentive Plan, which was subsequently approved by stockholders on May 13, 2011. On March 26, 2014, the Company’s Board of Directors approved a second amendment and restatement of the 2007 Stock Option and Incentive Plan, or 2007 Award Plan, which was subsequently approved by the stockholders on May 5, 2014. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, or restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. A total of 9,383,560 shares of common stock have been authorized for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 2,000,000 shares from 4,383,560 in May 2011 in connection with the shareholder approval of the amended and restated 2007 Stock Option and Incentive Plan. Further in May 2014, the number of shares authorized for issuance under the 2007 Award Plan increased by 3,000,000 shares from 6,383,560, in connection with shareholder approval of the Second Amended and Restated 2007 Award Plan.

Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options and restricted stock awards under the 2007 Plan, and beginning in 2014, the Company granted restricted stock units. Some of the restricted stock units granted are subject to performance-based vesting conditions. The vesting for those grants is based on the achievement of specific annual Company revenue targets over three consecutive years; there is no time-based vesting element to these awards. Achievement can be accelerated or cumulative, and some of the awards contain a catch up provision. Prior to 2014, all equity grants were subject to time-based vesting. As of December 31, 2016, it was determined that two annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income. The remaining performance targets had not been met, and it was determined that it was not probable that the future performance criteria will be met; therefore, there was no compensation expense recorded for these pieces of the restricted stock units. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of compensation expense was recorded in the consolidated statement of income. As of December 31, 2014, the annual revenue target associated with the grant of restricted stock units had not been met, and we determined that it was not probable that the future performance criteria would be met. Accordingly, no compensation expense was recorded in the financial statements for these equity awards. The Company will continue to monitor the circumstances of these awards. As of December 31, 2016, 5,224,819 options, 2,638,600 restricted stock awards and 569,940 restricted stock units have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2016, 2015 and 2014, the Company repurchased 123,083 shares, 37,597 shares and 32,932 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan, or 2010 Inducement Plan, in connection with our acquisition of Ascender Corporation. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the 2010 Inducement Plan. On July 29, 2016, the Company increased the number of shares available for issuance under the 2010 Inducement Plan by 1,000,000. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options and restricted stock awards under the 2010 Inducement Plan. As of December 31, 2016, 227,490 options and 997,143 restricted stock awards have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2016, 2015 and 2014, we repurchased 80,000 shares, 992 shares and 1,781 shares, respectively, of our common stock in accordance with the 2010 Inducement Plan.

Share Based Compensation

The following presents the impact of share based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2016	2015	2014
Marketing and selling	$7,377	$6,312	$4,813
Research and development	4,087	2,458	2,352
General and administrative	5,807	4,813	3,484

Total expensed	$17,271	$13,583	$10,649
Property and equipment	—	82	139

Total share based compensation	$17,271	$13,665	$10,788

In the years ended December 31, 2015 and 2014, approximately $0.1 million and $0.1 million, respectively, of share based compensation was capitalized as part of an internal software development project, and this amount is included in property and equipment, net in our consolidated balance sheets.

As of December 31, 2016, the Company had $35.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards, restricted share awards and restricted stock units that are expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2016, the majority of the performance criteria was not met on the performance-based restricted stock units; however, if the Company had determined that achievement of those performance criteria was probable, the Company would have $5.3 million of unrecognized compensation expense related to these awards that would vest over 0.4 years.

Stock Option Awards

Stock option activity for all plans for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted- Average Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2015	1,768,036	$18.57
Granted	9,000	$22.41
Exercised	(265,346)	$10.63
Expired	(2,000)	$6.43
Forfeited	(234,498)	$24.98

Outstanding at December 31, 2016	1,275,192	$19.09	$5,143	5.4

Exercisable at December 31, 2016	1,023,434	$17.20	$5,143	4.7

Vested and expected to vest at December 31, 2016 (2)	1,243,309	$18.89	$5,143

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2016.

(2)	Represents the number of vested options as of December 31, 2016, plus the number of unvested options at December 31, 2016 that are ultimately expected to vest based on our estimated forfeiture rate.

The aggregate intrinsic value of exercised options in the years ended December 31, 2016, 2015, and 2014 was $3.3 million, $9.7 million and $14.5 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

Unvested Restricted Stock Awards

Unvested restricted stock award activity for the year ended December 31, 2016 is presented below:

	Shares	Weighted- Average Fair Value Per Share
Unvested shares outstanding at December 31, 2015	983,361	$29.44
Granted	1,453,452	$22.69
Vested	(380,834)	$22.32
Forfeited	(203,083)	$24.81

Unvested shares outstanding at December 31, 2016	1,852,896	$24.89

The fair value of shares vested during 2016, 2015 and 2014 was $8.5 million, $8.5 million, and $8.8 million, respectively.

Unvested Restricted Stock Units

Unvested restricted stock unit activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2015	296,487	$31.45	$7,009	1.0
Granted	244,917	$22.40
Converted	(33,156)	$32.00
Expired	—	$—
Forfeited	(103,976)	$31.05

Outstanding at December 31, 2016	404,272	$26.02	$8,025	1.0

Expected to convert at December 31, 2016 (2)	173,637	$26.32	$3,447

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying units and the quoted price of our shares of common stock on December 31, 2016.

(2)	Represents the number of unvested restricted stock units as of December 31, 2016 that are ultimately expected to vest based on our estimated forfeiture rate or probability of achievement.

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

	Year Ended December 31,
	2016	2015	2014
Creative Professional	$102,381	$88,074	$76,961
OEM	101,060	104,345	107,539

Total	$203,441	$192,419	$184,500

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

	Year Ended December 31,
	2016		2015		2014
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$114,362	56.2%	$105,034	54.5%	$96,696	52.4%
United Kingdom	11,539	5.7	11,533	6.0	10,716	5.8
Germany	25,655	12.6	23,593	12.3	23,049	12.5
Japan	51,136	25.1	51,521	26.8	53,318	28.9
Other Asia	749	0.4	738	0.4	721	0.4

Total	$203,441	100.0%	$192,419	100.0%	$184,500	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2016	2015
Long-lived assets:
United States	$318,786	$206,822
United Kingdom	3,882	4,581
Germany	52,237	55,269
Asia (including Japan)	3,467	3,531

Total	$378,372	$270,203

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2025. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in California, New York, Massachusetts, Germany, India, South Korea and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2016 are approximately as follows (in thousands):

Years ending December 31:
2017	$5,033
2018	3,984
2019	3,602
2020	2,745
2021	2,627
Thereafter	5,729

Total	$23,720

Certain of our operating leases include escalating rental payments and lease incentives such as free rent. We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $3.5 million, $3.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

License Agreements

We license certain font related technology from a third-party for development and resale purposes. The license agreement provides for minimum annual payments, as of December 31, 2016, as follows (in thousands):

Years ending December 31:
2017	$500
2018	100
2019	100
2020	100
2021	100
Thereafter	—

Total	$900

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2016 and 2015.

16. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$52,637	$52,229	$48,733	$49,842	$50,616	$49,352	$46,405	$46,046
Gross profit	43,091	42,368	40,014	40,392	41,516	40,953	37,718	37,503
Net income	450	2,425	6,653	5,358	4,897	8,039	5,904	7,357
Net income available to common shareholders—basic	455	2,341	6,447	5,218	4,779	7,837	5,754	7,211
Net income available to common shareholders—diluted	450	2,340	6,447	5,219	4,780	7,838	5,755	7,212
Income per common share:
Basic	$0.01	$0.06	$0.16	$0.13	$0.12	$0.20	$0.15	$0.19
Diluted	$0.01	$0.06	$0.16	$0.13	$0.12	$0.20	$0.15	$0.18

17. Subsequent Events

Dividend Declaration

On February 15, 2017 the Company’s Board of Directors declared a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 3, 2017 and the dividend is payable to shareholders on April 21, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Purchase Program

Subsequent to December 31, 2016, the Company purchased 16,000 shares of common stock for $0.3 million, at an average price per share of $21.51 through February 16, 2017. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At February 16, 2017, $18.9 million remains for future purchase under the Plan.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

Based on our evaluation under the framework set forth in Internal Control-Integrated Framework , our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016. Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2016, the internal control over financial reporting of Olapic, Inc., Olapic Argentina S.A., and Olapic UK Ltd, collectively Olapic, which was acquired by the Company on August 9, 2016. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition. Olapic represented $15.9 million and ($2.0) million of our consolidated total and net assets, respectively, as of December 31, 2016 and $4.4 million and ($8.4) million of our consolidated net revenues and net income (loss), respectively, for the year ended December 31, 2016. See a discussion of this acquisition in the notes to the consolidated financial statements in Note 3 of this annual report on Form 10-K. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework , our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

We have audited Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Monotype Imaging Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Olapic, Inc., Olapic Argentina S.A., and Olapic UK Ltd, collectively Olapic, which is included in the 2016 consolidated financial statements of Monotype Imaging Holdings Inc. and constituted $15.9 million and ($2.0) million of total and net assets, respectively, as of December 31, 2016 and $4.4 million of revenue for the year then ended. The results of Olapic since the date of acquisition have resulted in a net loss of $8.4 million that has been included in the 2016 consolidated financial statements of Monotype Imaging Holdings Inc. Our audit of internal control over financial reporting of Monotype Imaging Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Olapic.

In our opinion, Monotype Imaging Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Monotype Imaging Holdings Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s / Ernst & Young LLP

Boston, Massachusetts

February 28, 2017

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 20, 2016 by and among Monotype Imaging Inc., Project Wave Acquisition Sub Inc., Olapic, Inc. and Shareholder Representative Services LLC as the Stockholders’ Representative	Form 8-K	July 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Form S-1, Amendment No. 5 (File No. 333-140232)	July 10, 2007

3.2	Amended and Restated By-Laws of the Registrant	Form S-1, Amendment No. 4 (File No. 333-140232)	July 5, 2007

3.3	Amendment No. 1 to the Amended and Restated By-Laws	Form 8-K	November 7, 2008

3.4	Amendment No. 2 to the Amended and Restated By-Laws	Form 8-K	December 21, 2016

4.1	Specimen Stock Certificate *

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008	Form S-1 (File No. 333-150034)	April 2, 2008

10.1	2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.2	Form of Non-Qualified Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.3	Form of Incentive Stock Option Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.4	Form of Restricted Stock Agreement under the 2004 Stock Option and Grant Plan	Form S-1 (File No. 333-140232)	January 26, 2007

10.5	Second Amended and Restated 2007 Stock Option and Incentive Plan	Form S-8 (File No. 333-195732)	May 6, 2014

10.6	Form of Non-Qualified Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.7	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.8	Form of Restricted Stock Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	October 31, 2016

10.9	Form of Restricted Stock Unit Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.10	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 29, 2015

10.11	2010 Inducement Stock Plan	Form S-8 (File No. 333-171036)	December 8, 2010

10.12	First Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.13	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.14	Form of Restricted Stock Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.15	Form of Restricted Stock Unit Agreement under the 2010 Inducement Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.16	Equity Award Grant Policy, as amended	Form 10-Q	October 31, 2014

10.17	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Scott E. Landers	Form 8-K	January 3, 2017

10.18	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Benjamin Semmes III	Form 8-K	January 3, 2017

10.19	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Steven Martin	Form 8-K	January 3, 2017

10.20	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Janet Dunlap	Form 8-K	January 3, 2017

10.21	Employment Agreement, effective January 3, 2017, by and between Monotype Imaging Inc. and Anthony Callini	Form 8-K	January 3, 2017

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.22	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers	Form S-1 (File No. 333-140232)	January 26, 2007

10.23	Change in Control Severance Pay Plan	Form 10-Q	October 31, 2013

10.24	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended	Form S-1, Amendment No. 2 (File No.333-140232)	April 13, 2007

10.25	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008	Form 10-K	March 27, 2008

10.26	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009	Form 10-K	March 5, 2010

10.27	Fifth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of May 2, 2014	Form 10-Q	July 28, 2014

10.28	Lease, dated April 11, 2008, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form S-1, Amendment No. 2 (File No. 333-150034)	May 23, 2008

10.29	Lease, dated May 31, 2011, between ELINOR Grundstücksgesellschaft GmbH & Co. Apollo KG and Linotype GmbH	Form 10-K	March 1, 2012

10.30	Lease, dated October 8, 2015, between WFP Tower D Co. L.P. and Olapic, Inc.	Form 10-Q	October 31, 2016

10.31	Lease, dated October 14, 2016, between Pawan Impex Private Limited and Monotype Solutions India Private Limited	Form 10-Q	October 31, 2016

10.32	Lease, dated November 7, 2016, between Saires S.A.C.I.F.I.A. and Olapic Argentina S.A. *

10.33	Stock Purchase Agreement by and among Agfa Corp., Agfa Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004	Form S-1, Amendment No. 1 (File No. 333-140232)	February 8, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.34	Credit Agreement by and among Monotype Imaging Holdings Inc., as Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Silicon Valley Bank, as Agent, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.35	Guaranty and Collateral Agreement by and among the Guarantors (as defined therein) and Silicon Valley Bank, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.36	Executive Incentive Bonus Plan	Form 8-K	February 26, 2014

10.37	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005	Form S-1 (File No. 333-140232)	January 26, 2007

10.38	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006	Form S-1 (File No. 333-140232)	January 26, 2007

10.39	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.40	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation	Form 8-K	November 10, 2011

14.1	Code of Business Conduct and Ethics	Form 10-Q	October 31, 2014

21.1	List of Subsidiaries *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2017.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ SCOTT E. LANDERS
Scott E. Landers
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Scott E. Landers and Anthony Callini such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT E. LANDERS Scott E. Landers	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 28, 2017

/s/ ANTHONY CALLINI Anthony Callini	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	February 28, 2017

/s/ ROBERT L. LENTZ Robert L. Lentz	Chairman of the Board of Directors	February 28, 2017

/s/ GAY W. GADDIS Gay W. Gaddis	Director	February 28, 2017

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 28, 2017

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	February 28, 2017

/s/ DOUGLAS J. SHAW Douglas J. Shaw	Director	February 28, 2017

/s/ PETER J. SIMONE Peter J. Simone	Director	February 28, 2017

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	February 28, 2017

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Reserves for Accounts Receivable:
Year ended December 31, 2016	$264	$478	$(275)	$467
Year ended December 31, 2015	164	194	(94)	264
Year ended December 31, 2014	171	138	(145)	164