Form 10-Q
period 2017-03-31
Monotype Imaging Holdings Inc.
filed 2017-04-28
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 20, 2017 was 41,845,813.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$86,946	$91,434
Accounts receivable, net of allowance for doubtful accounts of $451 at March 31, 2017 and $467 at December 31, 2016	22,069	26,549
Income tax refunds receivable	2,116	2,967
Prepaid expenses and other current assets	5,534	4,631

Total current assets	116,665	125,581
Property and equipment, net	15,273	14,166
Goodwill	274,166	273,489
Intangible assets, net	89,014	90,717
Restricted cash	17,974	17,992
Other assets	3,029	3,075

Total assets	$516,121	$525,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,986	$2,170
Accrued expenses and other current liabilities	23,593	28,762
Accrued income taxes payable	—	1,473
Deferred revenue	17,511	16,081

Total current liabilities	43,090	48,486
Revolving line of credit	102,000	105,000
Other long-term liabilities	13,372	11,753
Deferred income taxes	36,055	37,780
Reserve for income taxes	2,759	2,727
Accrued pension benefits	5,409	5,296
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 44,449,589 at March 31, 2017 and 43,771,600 at December 31, 2016.	44	43
Additional paid-in capital	280,981	274,946
Treasury stock, at cost, 2,621,131 shares at March 31, 2017 and 2,493,174 shares at December 31, 2016	(57,305)	(56,232)
Retained earnings	99,348	105,718
Accumulated other comprehensive loss	(9,632)	(10,497)

Total stockholders’ equity	313,436	313,978

Total liabilities and stockholders’ equity	$516,121	$525,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$52,465	$49,842
Cost of revenue	8,778	8,319
Cost of revenue—amortization of acquired technology	878	1,131

Total cost of revenue	9,656	9,450

Gross profit	42,809	40,392
Operating expenses:
Marketing and selling	21,242	14,087
Research and development	9,554	7,336
General and administrative	10,927	8,849
Amortization of other intangible assets	1,011	735

Total operating expenses	42,734	31,007

Income from operations	75	9,385
Other (income) expense:
Interest expense	758	162
Interest income	(127)	(54)
Loss on foreign exchange	560	807
Loss (gain) on derivatives	54	(6)
Other	6	11

Total other expense	1,251	920

(Loss) income before provision for income taxes	(1,176)	8,465
(Benefit from) provision for income taxes	(101)	3,107

Net (loss) income	$(1,075)	$5,358

Net (loss) income available to common stockholders—basic	$(1,075)	$5,218

Net (loss) income available to common stockholders—diluted	$(1,075)	$5,219

Net (loss) income per common share:
Basic	$(0.03)	$0.13

Diluted	$(0.03)	$0.13

Weighted-average number of shares outstanding:
Basic	39,476,439	39,122,649
Diluted	39,476,439	39,521,619
Dividends declared per common share	$0.113	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1,075)	$5,358
Other comprehensive (loss) income, net of tax:
Unrecognized actuarial gain, net of tax of $7 and $4, respectively	14	9
Foreign currency translation adjustments, net of tax of $466 and $1,166, respectively	851	2,014

Comprehensive (loss) income	$(210)	$7,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(1,075)	$5,358
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,051	2,874
Amortization of deferred financing costs and accretion of interest	55	55
Loss on retirement of assets	12	—
Share based compensation	4,831	3,778
Excess tax benefit on stock options	—	(159)
Provision for doubtful accounts	209	30
Deferred income taxes	(1,955)	1,673
Unrealized currency loss on foreign denominated intercompany transactions	293	1,130
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,445	(1,134)
Prepaid expenses and other assets	(1,330)	(32)
Restricted cash	19	(18)
Accounts payable	(190)	872
Accrued income taxes	(569)	(1,085)
Accrued expenses and other liabilities	(4,334)	(1,995)
Deferred revenue	1,628	(158)

Net cash provided by operating activities	5,090	11,189

Cash flows from investing activities
Purchases of property and equipment	(1,969)	(527)
Acquisition of business, net of cash acquired	—	(101)

Net cash used in investing activities	(1,969)	(628)

Cash flows from financing activities
Payments on revolving line of credit	(3,000)	—
Excess tax benefit on stock options	—	159
Common stock dividends paid	(4,568)	(4,002)
Purchase of treasury stock	(658)	—
Proceeds from exercises of common stock options	310	790

Net cash used in financing activities	(7,916)	(3,053)
Effect of exchange rates on cash and cash equivalents	307	413

(Decrease) increase in cash and cash equivalents	(4,488)	7,921
Cash and cash equivalents at beginning of period	91,434	87,520

Cash and cash equivalents at end of period	$86,946	$95,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, as reported in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and practices are as described in the Annual Report, except for the adoption of Accounting Standards Update, or ASU, 2016-09, as described in Note 3 below.

3. Recently Issued Accounting Pronouncements

Adopted

Share Based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation will no longer be recorded to additional paid in capital in our balance sheet. Instead, such amounts will be recorded to tax expense. During the first quarter of 2017, we recorded a tax expense of $0.5 million to differences (shortfalls) in stock compensation deductions realized in the first quarter and the corresponding amount of expense recognized for financial statement purposes. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our condensed consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our condensed consolidated statements of cash flows for the three months ended March 31, 2016. The adoption did not have any other material impact on our financial statements.

Pending

Pension Benefits

In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of the net periodic benefit cost in the income statement. The new standard will be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2017-07; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step 2 from the goodwill impairment test. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted for testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements and related disclosures.

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

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five-step revenue recognition model based on principle that replaces virtually all existing revenue recognition under U.S. GAAP and which requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard requires retrospective application, however, it allows entities to choose either full retrospective adoption in which the standard is applied to all of the periods presented, or modified retrospective adoption, in which the cumulative catch-up adjustment to the opening balance of retained earnings is recognized at the date of application, with additional disclosures required to describe these effects. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral Date, which defers the effective date of ASU 2014-09 by one year. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016.

We expect to adopt the standard on January 1, 2018, and at that time, we expect to apply the modified retrospective method of adoption. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, we have identified certain revenue streams, specifically term and royalty-based license agreements, for which the standard could have a material impact; however, further analysis is required and we will continue to evaluate this assessment on a quarterly basis in 2017. Under the current guidance, revenue related to our term license agreements that are bundled with services related performance obligations for which vendor-specific objective evidence (“VSOE”) does not exist is required to be recognized ratably over the term of the agreement. However, under the new guidance, the Company will allocate revenue to each performance obligation in the agreement and each will require separate accounting treatment and lead to accelerated revenue recognition compared with current practice. The license portion will be recognized at the time of delivery and the service revenue will be recognized over time based on the standalone selling prices of each performance obligation. In addition, we have on occasion, offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. We currently recognize revenue under such arrangements when the payments become due, based upon the current requirement that the fee be fixed and determinable. However, under the new guidance, revenue related to such arrangements would be accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. Further, under the new guidance, we will be required to estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs, which is different from our current practice of recognizing royalty revenue when it is reported to us by the licensee, at which time the fee is deemed fixed and determinable. The Company is still in the process of evaluating these and its other revenue streams and quantifying the expected impact that the standard will have on its financial statements and related disclosures.

4. Acquisitions

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. Olapic leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, which consisted of approximately $13.7 million in cash and $110.0 million borrowed from its line of credit. The Olapic Merger Agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon their continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards and restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy four employees from Olapic’s U.S. operations, eighty four employees from Olapic’s Argentina operations and forty UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

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

The purchase price was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below (in thousands):

Estimated Fair Value at Acquisition Date
Cash	$5,942
Accounts receivable and other current assets	8,174
Property and equipment and other assets	1,029
Goodwill	89,705
Identifiable intangible assets	30,100
Accounts payable and other accrued expenses	(2,468)
Deferred revenue	(7,334)
Deferred tax liability	(1,449)

Total purchase price	$123,699

The estimated fair value of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date (in thousands)	Estimated Useful Life (in years)
Developed technology	$14,300	10
Customer relationships	7,900	10
Non-compete agreements	1,400	4
Indefinite-lived intangible assets:
Trademarks and tradenames	6,500

Total	$30,100

A portion of the purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of March 31, 2017, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets, the valuation of the acquired deferred tax assets and liabilities. The final allocation of the purchase price to intangible assets, goodwill, deferred tax assets and liabilities may differ materially from the information presented in these consolidated financial statements.

We included revenue of $3.6 million and a net loss of $7.4 million from the acquired Olapic operations within the Company’s consolidated operations for the three months ended March 31, 2017.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended March 31,
2016
Revenue	$53,003
Net income	$595
Net income per common share: basic	$0.01
Net income per common share: diluted	$0.01
Weighted average number of shares—basic	39,122,649
Weighted average number of shares—diluted	39,521,619

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

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$10,488	$10,488	$—	$—
Cash equivalents—commercial paper	17,990	—	17,990	—
Cash equivalents—corporate bonds	7,758	—	7,758	—
Cash equivalents—U.S. government and agency securities	13,990	13,990	—	—

Total current assets	50,226	24,478	25,748	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,974	8,974	—	—

Total long term assets	17,974	17,974	—	—

Total assets	$68,200	$42,452	$25,748	$—

	Fair Value Measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$16,994	$16,994	$—	$—
Cash equivalents—commercial paper	16,989	—	16,989	—
Cash equivalents—corporate bonds	4,802	—	4,802	—
Cash equivalents—U.S. government and agency securities	11,368	11,368	—	—

Total current assets	50,153	28,362	21,791	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,992	8,992	—	—

Total long term assets	17,992	17,992	—	—

Total assets	$68,145	$46,354	$21,791	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2017, we had one 30-day forward contract to sell 2.7 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 were as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	March 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$67,584	$(51,570)	$16,014	$67,502	$(50,808)	$16,694
Acquired technology	11	68,331	(45,424)	22,907	68,228	(44,361)	23,867
Non-compete agreements	4	14,460	(12,840)	1,620	14,440	(12,655)	1,785
Indefinite-lived intangible assets:
Trademarks		44,073	—	44,073	43,971	—	43,971
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$198,848	$(109,834)	$89,014	$198,541	$(107,824)	$90,717

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. At March 31, 2017 and December 31, 2016, the Company had $102.0 million and $105.0 million outstanding under the Credit Facility. At March 31, 2017 and December 31, 2016, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $47.5 million and $44.5 million available for borrowing at March 31, 2017 and December 31, 2016, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At March 31, 2017, our rate, inclusive of applicable margins, was 2.6% for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR.

As of March 31, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.01:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 5.28:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of March 31, 2017.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$22	$23
Interest cost	25	30
Amortization	22	13

Net periodic benefit cost	$69	$66

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017		2016
(Benefit) provision for income taxes at statutory rate	$(411)	35.0%	$2,963	35.0%
State and local income taxes, net of federal tax benefit	(20)	1.7%	120	1.4%
Stock based compensation	(20)	1.7%	41	0.5%
Foreign rate differential	45	(3.8)%	(101)	(1.2)%
Research credits	59	(5.0)%	(69)	(0.8)%
Permanent non-deductible acquisition-related expense	(245)	20.9%	161	1.9%
Net shortfall on stock based compensation	471	(40.1)%	—	—
Other, net	20	(1.8)%	(8)	(0.1)%

Reported income tax (benefit) provision	$(101)	8.6%	$3,107	36.7%

As of March 31, 2017, the reserve for uncertain tax positions was approximately $6.6 million. Of this amount, $4.1 million is recorded as a reduction of deferred tax assets and $2.5 million is classified as long term liabilities.

10. Net (Loss) Income Per Share

For the three months ended March 31, 2017, the net (loss) available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate diluted earnings per share. For the three months ended March 31, 2017, the assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were not included in the computation of net (loss) per share as their effect would have been anti-dilutive. For the three months ended March 31, 2016, the two-class method was used in the computation of diluted net income per share, as the result was more dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per share and a reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income, as reported	$(1,075)	$5,358
Less: net (loss) income attributable to participating securities	—	(140)

Net (loss) income available to common shareholders—basic	$(1,075)	$5,218

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,469,616	40,230,488
Less: weighted-average shares of unvested restricted common stock outstanding	(1,993,177)	(1,107,839)

Weighted-average number of common shares used in computing basic net (loss) income per common share	39,476,439	39,122,649

Net (loss) income per share applicable to common shareholders—basic	$(0.03)	$0.13

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income available to common shareholders—basic	$(1,075)	$5,218
Add-back: undistributed earnings allocated to unvested shareholders	—	26
Less: undistributed earnings reallocated to unvested shareholders	—	(25)

Net (loss) income available to common shareholders—diluted	$(1,075)	$5,219

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,469,616	40,230,488
Less: weighted-average shares of unvested restricted common stock outstanding	(1,993,177)	(1,107,839)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	398,970

Weighted-average number of common shares used in computing diluted net (loss) income per common share	39,476,439	39,521,619

Net (loss) income per share applicable to common shareholders—diluted	$(0.03)	$0.13

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options	952,422	682,262
Unvested restricted stock	551,499	319,504
Unvested restricted stock units	59,582	12,794

11. Stockholders’ Equity

Share repurchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During the quarter ended March 31, 2017, the Company repurchased a total of 27,000 shares of its common stock for an aggregate purchase price of $0.6 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Director’s discretion.

Stock Based Compensation

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

	Three Months Ended March 31,
	2017	2016
Marketing and selling	$2,330	$1,581
Research and development	1,018	813
General and administrative	1,483	1,384

Total expensed	4,831	3,778
Property and equipment	22	—

Total share based compensation	$4,853	$3,778

In the first quarter of 2017, approximately $22 thousand of share based compensation was capitalized in connection with internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of March 31, 2017, the Company had $50.2 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.9 years.

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

	Three Months Ended March 31,
	2017	2016
Creative Professional	$27,071	$23,915
OEM	25,394	25,927

Total	$52,465	$49,842

Geographic segment information

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the three months ended March 31, 2016 has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017		2016
	Revenue	% of Total	Revenue	% of Total
United States	$23,597	45.0%	$20,194	40.5%
Japan	14,461	27.6	13,699	27.5
Europe, Middle East, and Africa (EMEA)	10,860	20.7	11,568	23.2
Rest of the World	3,547	6.7	4,381	8.8

Total	$52,465	100.0%	$49,842	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2017	December 31, 2016
Long-lived assets:
United States	$318,461	$318,786
United Kingdom	3,870	3,882
Germany	52,648	52,237
Asia (including Japan)	3,474	3,467

Total	$378,453	$378,372

13. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2017 and December 31, 2016.

14. Subsequent Events

Dividend Declaration

On April 27, 2017, the Company’s Board of Directors declared an $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 3, 2017, and the dividend is payable to shareholders of record on July 21, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We offer more than 99,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, fontshop.com, and linotype.com, which attracted more than 50 million visits in 2016 from over 200 countries and territories, offer thousands of high-quality font products from the Monotype Libraries, as well as from third parties.

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Some of our revenue streams, particularly project-related and custom revenue where spending is largely discretionary in nature, have historically been, and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, such revenues would be included in the revenue for the United States in the table below, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World in the table below. Geographic revenue for the three months ended March 31, 2016 has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2017		2016
	Revenue	% of Total	Revenue	% of Total
United States	$23,597	45.0%	$20,194	40.5%
Japan	14,461	27.6	13,699	27.5
Europe, Middle East, and Africa (EMEA)	10,860	20.7	11,568	23.2
Rest of the World	3,547	6.7	4,381	8.8

Total	$52,465	100.0%	$49,842	100.0%

For the three months ended March 31, 2017 and 2016, revenue from customers outside the United States comprised 55.0% and 59.5%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our text imaging solutions worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended March 31, 2017 and 2016, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 31.3% and 32.3% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2017 or 2016, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

OEM Revenue

Our OEM revenue is derived substantially from per-unit royalties received for printer imaging and printer driver, or printer products, and display imaging products. Under our licensing arrangements we typically receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. We also receive OEM revenue from fixed fee licenses with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable, is not bundled with any time-based elements and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom font design services and cloud-based web services costs related to our SaaS-based offerings. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. Our cost of OEM revenue has typically had a lower cost than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. We have achieved improved margins on our Creative Professional revenue as a result of product mix and lower royalty rates. In addition, Creative Professional revenue includes custom font design service revenue, which has a substantially higher cost than our other revenue. Our gross profit margin may vary depending on the mix of revenue between sales of our fonts and sales of third-party fonts, and depending on the level of custom font design service revenue.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. In addition, within our Creative Professional business, the cost of our custom font design service revenue is substantially higher than the cost of our other revenue. The relative cost of our Creative Professional revenue has decreased in recent periods, as efforts to sell license rights to more fonts that we own have been successful, and because we have recently experienced success in our effort to sell certain license rights that carry lower royalty rates to Creative Professional customers. Our Creative Professional revenue is growing at a faster rate than our OEM revenue. We expect these trends to continue. Our gross profit is subject to variability from period-to-period, depending on the product mix and the level of custom font design service revenue.

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

Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption as of January 1, 2017, of guidance in ASU 2016-09 as more fully described in Note 3 to the accompanying unaudited condensed consolidated quarterly statements.

Results of Operations for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue:
Creative Professional	51.6%	52.0%
OEM	48.4	48.0

Total revenue	100.0	100.0
Cost of revenue	16.7	16.7
Cost of revenue—amortization of acquired technology	1.7	2.3

Total cost of revenue	18.4	19.0

Gross profit	81.6	81.0
Marketing and selling	40.6	28.2
Research and development	18.2	14.7
General and administrative	20.8	17.8
Amortization of other intangible assets	1.9	1.5

Total operating expenses	81.5	62.2

Income from operations	0.1	18.8
Interest expense, net	1.2	0.2
Loss on foreign exchange	1.0	1.6
Loss on derivatives	0.1	—
Other	—	—

Total other expenses	2.3	1.8
(Loss) income before provision for income taxes	(2.2)	17.0
(Benefit) provision for income taxes	(0.2)	6.2

Net (loss) income	(2.0%)	10.8%

The following discussion compares the three months ended March 31, 2017 with the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2017	2016	Increase/ (Decrease)
Creative Professional	$27,071	$23,915	$3,156
OEM	25,394	25,927	(533)

Total revenue	$52,465	$49,842	$2,623

Revenue

Revenue was $52.5 million and $49.8 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $2.6 million, or 5.3%.

Creative Professional revenue increased $3.2 million, or 13.2%, to $27.1 million for the three months ended March 31, 2017, as compared to $23.9 million for the three months ended March 31, 2016, mainly due to revenue from Olapic and an increase in recurring revenue primarily due to continued growth in sales of recurring licenses and digital ad revenue in the three months ended March 31, 2017, as compared to the same period in 2016.

OEM revenue was $25.4 million and $25.9 million in the first quarter of 2017 and 2016, respectively, a decrease of $0.5 million, or 2.1%. Revenue from our display imaging consumer electronic OEM customers decreased period over period, primarily due to lower volumes of shipments by our display imaging customers, which was partially offset by increased revenue from our printer imaging electronic OEM customers, as we continue to convert customers to fixed fee contracts from royalty bearing contracts.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $8.8 million and $8.3 million in the three months ended March 31, 2017 and 2016, respectively. The increase in cost of revenue is a result of the increase in revenue, period over period. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was unchanged at 16.7% of total revenue in the three months ended March 31, 2017 and 2016, respectively.

The portion of cost of revenue consisting of amortization of acquired technology was $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $0.2 million, or 22.4%.

Gross profit was 81.6% in the three months ended March 31, 2017, as compared to 81.0% in the three months ended March 31, 2016, an increase of 0.6% primarily due to decreased amortization of acquired technology. In the three months ended March 31, 2017, Creative Professional revenue was 51.6% of total revenue, as compared to 48.0% of total revenue in the same period in 2016. While Creative Professional revenue has typically had a higher associated cost than OEM revenue, and though our Creative Professional revenue has grown as a percentage of total revenue, improved margins on our Creative Professional revenue have allowed us to maintain consistent gross margins period over period.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $7.2 million, or 50.8%, to $21.2 million in the three months ended March 31, 2017, as compared to $14.1 million in the three months ended March 31, 2016, primarily due to personnel expenses. Personnel and personnel related expenses increased $5.7 million due to additional headcount mainly from our acquisition of Olapic and targeted hiring, and additional compensation expense recognized on deferred compensation arrangements in connection with our acquisitions of Swyft and Olapic. Increased infrastructure expense due to increased headcount contributed $1.1 million to the overall increase in marketing and selling expense, period over period.

Research and Development. Research and development expense increased $2.2 million, or 30.2%, to $9.5 million in the three months ended March 31, 2017 as compared to $7.3 million in the three months ended March 31, 2016, primarily due to personnel expenses. Personnel expenses increased $2.0 million due to increased headcount in connection with our acquisition of Olapic, net of a reduction for capitalized personnel costs for development projects in the first quarter of 2017, as compared to the same period in 2016.

General and Administrative. General and administrative expense increased $2.1 million, or 23.5%, to $10.9 million in the three months ended March 31, 2017, as compared to $8.8 million in the three months ended March 31, 2016. Personnel and personnel related expenses increased $1.3 million in the three months ended March 31, 2017, as compared to the same period in 2016, primarily the result of key hiring. Increased infrastructure expenses, such as rent and software expenses, together contributed $0.7 million to the overall increase in general and administrative expenses, period over period.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.0 million and $0.7 million for the three months ended March 31, 2017 and 2016, an increase of $0.3 million, or 37.6%, mainly due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income was $0.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $0.5 million, or 484.3%, mainly due to borrowings under our revolving line of credit in 2017.

Loss on Foreign Exchange

Loss on foreign exchange was $0.6 million and $0.8 million in the three months ended March 31, 2017 and 2016, respectively, an increase of $0.2 million. The loss in both periods was primarily the result of currency fluctuations on our foreign denominated receivables and payables.

(Loss) Gain Derivatives

(Loss) gain on derivatives was a loss of $54 thousand, as compared to a gain of $6 thousand in the three months ended March 31, 2017 and 2016, respectively, the net result of changes in the market value of our 30-day forward currency derivative contracts.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, our effective tax rate was 8.6% and 36.7%, respectively. The Company’s effective tax rate of 8.6% for the three months ended March 31, 2017 is significantly lower than the 2016 rate of 36.7% for two reasons. First, due to the fact that the Company’s pre-tax income for 2017 is lower than 2016 pre-tax income, the effect of permanent items on the tax rate is proportionally greater in 2017, than in 2016. Secondly, the effective tax rate for the three months ended March 31, 2017 included an expense of 40.1% related to a net shortfall on stock compensation. We adopted ASU 2016-09, Improvements to Employee Share-Based Payments on January 1, 2017 which specifies that all tax effects related to share based payments will be recorded through the income statement. There was no similar item in the same period in 2016, as these items were recorded to equity prior to the adoption of this standard. The effective tax rate for the three months ended March 31, 2017 included a charge of 20.9% for non-deductible expenses, as compared to a charge of 1.9% for the three months ended March 31, 2016. The increase is due to deferred compensation associated with the Olapic acquisition and also due to the fact that the impact of the non-deductible expenses as a percentage of pre-tax income is higher in 2017 as compared to 2016, as a result of the decrease in overall pre-tax income . The effective tax rate for the first quarter of 2017 included a benefit of 5.0% for research credits, as compared to a benefit of 0.8% in the same period in 2016.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2017and 2016.

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $86.9 million and a $150.0 million revolving credit facility, of which there was $102.0 million of outstanding borrowings. On August 30, 2016, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through December 31, 2017. In the three months ended March 31, 2017, we used $0.7 million in cash to purchase shares under the plan. Olapic has, and will continue to operate at a net loss in the near term. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$5,090	$11,189
Net cash used in investing activities	(1,969)	(628)
Net cash used in financing activities	(7,916)	(3,053)
Effect of exchange rates on cash and cash equivalents	307	413

Total (decrease) increase in cash and cash equivalents	$(4,488)	$7,921

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

We generated $5.1 million in cash from operations during the three months ended March 31, 2017. Net loss, after adjusting for depreciation and amortization, amortization of deferred financing costs, accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $5.4 million in cash. Decreased accrued expenses and accounts payable used $4.5 million in cash, primarily a result of the payment of 2016 accrued variable compensation. Increased deferred revenue and decreased accounts receivable, offset by increased prepaid expenses generated $4.8 million in cash, mainly due to timing. Accrued income taxes used $0.6 million during the quarter ended March 31, 2017.

We generated $11.2 million in cash from operations during the three months ended March 31, 2016. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs, accreted interest, stock based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $14.7 million in cash. Decreased accrued expenses and increased prepaid expenses and other assets, net of increased accounts payable used $1.1 million in cash, primarily a result of the payment of 2015 accrued variable compensation amounts. Increased accounts receivable and decreased deferred revenue used $1.3 million in cash, mainly due to timing of customer payments. Accrued income taxes used $1.1 million during the quarter ended March 31, 2016.

Investing Activities

During the three months ended March 31, 2017, we used $2.0 million in investing activities for the purchase of property and equipment. During the three months ended March 31, 2016 we used $0.6 million in investing activities for the purchase of $0.5 million of property and equipment and $0.1 million for the Swyft Media acquisition.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2017 was $7.9 million. We received cash from exercises of stock options of $0.3 million. We paid a cash dividend of $4.6 million and we paid $3.0 million on our outstanding revolving line of credit. We also purchased $0.7 million of treasury stock in the three months ended March 31, 2017. Cash used in financing activities for the three months ended March 31, 2016 was $3.0 million. We received cash from exercises of stock options of $0.8 million and excess tax benefit on stock options provided $0.2 million in the three months ended March 31, 2016. We paid a cash dividend of $4.0 million in the three months ended March 31, 2016.

Dividends

On February 15, 2017, our Board of Directors approved an $0.113 per share, or $4.7 million, quarterly cash dividend on our outstanding common stock. The record date was April 3, 2017 and the dividend was paid to shareholders on April 21, 2017. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 27, 2017, our Board of Directors approved a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 3, 2017 and the dividend is payable to shareholders of record on July 21, 2017.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At March 31, 2017, our rate, inclusive of applicable margins, was 2.6 for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $102.0 million at March 31, 2017, and $105.0 million at December 31, 2016. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement. There was $47.5 million available for borrowing at March 31, 2017, and $44.5 million was available at December 31, 2016.

As of March 31, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.01:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 5.28:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of March 31, 2017.

The following table presents a reconciliation from net (loss) income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1,075)	$5,358
(Benefit) provision for income taxes	(101)	3,107
Interest expense, net	631	108
Depreciation and amortization	3,051	2,874

EBITDA	$2,506	$11,447
Share based compensation	4,831	3,778
Non-cash add backs	—	—
Restructuring, issuance and cash non-operating costs	49	380
Acquisition expenses	—	—

Adjusted EBITDA(1)	$7,386	$15,605

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2017.

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

The following table presents a reconciliation from net (loss) income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1,075)	$5,358
Interest expense, net	631	108
Other expense, net	620	812
Provision for income taxes	(101)	3,107

Income from operations	$75	$9,385
Depreciation and amortization	3,051	2,874
Share based compensation	4,831	3,778
Acquisition-related compensation(1)	1,407	578

Net adjusted EBITDA(2)	$9,364	$16,615

(1)	For the three months ended March 31, 2017, the amount includes $0.9 million of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the three months ended March 31, 2016, the amount includes $0.6 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.
(2)

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

The following table presents a reconciliation from (loss) earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended March 31,
	2017	2016
GAAP (loss) earnings per diluted share	$(0.03)	$0.13
Amortization, net of tax of $0.00 and $0.02, respectively	0.04	0.03
Share based compensation, net of tax of $0.01 and $0.04, respectively	0.11	0.07
Acquisition-related compensation, net of tax of $0.00 and $0.00, respectively(1)	0.04	0.01

Non-GAAP earnings per diluted share(2)	$0.16	$0.24

(1)	For the three months ended March 31, 2017, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the three months ended March 31, 2016, the amount includes $0.6 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.
(2)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $16.5 million and $16.3 million at March 31, 2017 and December 31, 2016, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2017 and December 31, 2016, no customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three months ended March 31, 2017 and 2016, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At March 31, 2017 and December 31, 2016, the Company had borrowings under our revolving Credit Facility of $102.0 million and $105.0 million, respectively. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended March 31, 2017 and 2016, revenue from customers outside the United States, particularly EMEA and Japan, comprised 55.0% and 59.5%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro Japanese yen and or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $2.7 million, decreased expenses by $2.3 million and decreased operating income by $0.4 million for the three months ended March 31, 2017. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2017, we had one 30-day forward contract to sell 2.7 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value, and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 3, 2017 to January 31, 2017 (1)(2)(3)	21,044	$8.31	8,000	$19,119,343
February 1, 2017 to February 28, 2017 (1)(2)	49,058	$3.71	8,000	$18,937,126
March 3, 2017 to March 31, 2017 (1)(2)(3)	57,855	$12.35	11,000	$18,719,337

Total	127,957	$8.12	27,000	$18,719,337

(1)	The Company repurchased 75,073 shares of unvested restricted stock in accordance with either the 2007 Award Plan or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on August 30, 2016. The Company purchased the shares on the open market at prevailing prices.
(3)	The Company withheld 25,884 shares of vested restricted stock for payment of taxes associated with the vesting.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: April 28, 2017	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2017	By:	/S/ ANTHONY CALLINI
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