Form 10-Q
period 2017-06-30
Monotype Imaging Holdings Inc.
filed 2017-07-31
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2017 was 41,717,178.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$83,699	$91,434
Accounts receivable, net of allowance for doubtful accounts of $680 at June 30, 2017 and $467 at December 31, 2016	25,980	26,549
Income tax refunds receivable	1,310	2,967
Prepaid expenses and other current assets	6,213	4,631

Total current assets	117,202	125,581
Property and equipment, net	15,589	14,166
Goodwill	276,941	273,489
Intangible assets, net	87,949	90,717
Restricted cash	17,932	17,992
Other assets	3,076	3,075

Total assets	$518,689	$525,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,985	$2,170
Accrued expenses and other current liabilities	24,648	28,762
Accrued income taxes payable	743	1,473
Deferred revenue	17,226	16,081

Total current liabilities	44,602	48,486
Revolving line of credit	99,000	105,000
Other long-term liabilities	14,978	11,753
Deferred income taxes	35,556	37,780
Reserve for income taxes	2,792	2,727
Accrued pension benefits	5,824	5,296
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 44,666,826 at June 30, 2017 and 43,771,600 at December 31, 2016	44	43
Additional paid-in capital	286,607	274,946
Treasury stock, at cost, 2,763,378 shares at June 30, 2017 and 2,493,174 shares at December 31, 2016	(58,992)	(56,232)
Retained earnings	94,117	105,718
Accumulated other comprehensive loss	(5,839)	(10,497)

Total stockholders’ equity	315,937	313,978

Total liabilities and stockholders’ equity	$518,689	$525,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$57,801	$48,733	$110,266	$98,575
Cost of revenue	10,141	7,588	18,919	15,907
Cost of revenue—amortization of acquired technology	881	1,131	1,759	2,262

Total cost of revenue	11,022	8,719	20,678	18,169

Gross profit	46,779	40,014	89,588	80,406
Operating expenses:
Marketing and selling	22,722	14,648	43,964	28,735
Research and development	9,227	5,991	18,781	13,327
General and administrative	11,814	8,638	22,741	17,487
Amortization of other intangible assets	1,019	742	2,030	1,477

Total operating expenses	44,782	30,019	87,516	61,026

Income from operations	1,997	9,995	2,072	19,380
Other (income) expense:
Interest expense	792	162	1,550	324
Interest income	(66)	(72)	(193)	(126)
Loss (gain) on foreign exchange	2,627	(373)	3,187	434
Loss (gain) on derivatives	117	(200)	171	(206)
Other expense (income), net	50	(32)	56	(21)

Total other expense (income)	3,520	(515)	4,771	405

(Loss) income before (benefit) provision for income taxes	(1,523)	10,510	(2,699)	18,975
(Benefit) provision for income taxes	(1,027)	3,857	(1,128)	6,964

Net (loss) income	$(496)	$6,653	$(1,571)	$12,011

Net (loss) income available to common stockholders—basic	$(496)	$6,447	$(1,571)	$11,668

Net (loss) income available to common stockholders—diluted	$(496)	$6,447	$(1,571)	$11,669

Net (loss) income per common share:
Basic	$(0.01)	$0.16	$(0.04)	$0.30

Diluted	$(0.01)	$0.16	$(0.04)	$0.29

Weighted-average number of shares outstanding:
Basic	39,657,071	39,377,945	39,567,254	39,250,297
Diluted	39,657,071	39,748,905	39,567,254	39,635,262
Dividends declared per common share	$0.113	$0.11	$0.226	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(496)	$6,653	$(1,571)	$12,011
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $8, $4, $15 and $8, respectively	15	9	29	18
Foreign currency translation adjustments, net of tax of $1,952, ($600), $2,411 and $566, respectively	3,778	(1,469)	4,629	545

Comprehensive income	$3,297	$5,193	$3,087	$12,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(1,571)	$12,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,173	5,771
Amortization of deferred financing costs and accreted interest	110	110
Loss on retirement of fixed assets	90	—
Share based compensation	10,023	7,399
Excess tax benefit on stock options	—	(304)
Provision for doubtful accounts	591	128
Deferred income taxes	(4,645)	2,296
Unrealized currency loss on foreign denominated intercompany transactions	2,611	430
Changes in operating assets and liabilities:
Accounts receivable	421	1,105
Prepaid expenses and other assets	(2,109)	(480)
Restricted cash	61	(31)
Accounts payable	(207)	95
Accrued income taxes payable	1,117	1,400
Accrued expenses and other liabilities	(2,288)	(260)
Deferred revenue	1,478	(800)

Net cash provided by operating activities	11,855	28,870

Cash flows from investing activities
Purchases of property and equipment	(3,589)	(1,003)
Acquisition of business, net of cash acquired	—	(101)

Net cash used in investing activities	(3,589)	(1,104)

Cash flows from financing activities
Payments on revolving line of credit	(6,000)	—
Excess tax benefit on stock options	—	304
Common stock dividends paid	(9,295)	(8,473)
Purchase of treasury stock	(2,213)	—
Proceeds from exercises of common stock options	712	2,045

Net cash used in financing activities	(16,796)	(6,124)
Effect of exchange rates on cash and cash equivalents	795	355

(Decrease) increase in cash and cash equivalents	(7,735)	21,997
Cash and cash equivalents at beginning of period	91,434	87,520

Cash and cash equivalents at end of period	$83,699	$109,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) empowers expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. These professionals sit at globally recognized organizations or are independent creatives located across the globe. Regardless of their organization or location, we support their efforts by producing compelling content and technologies that build beloved and valued brands, provide technology that cultivate meaningful engagement with their brand enthusiasts, and provide intelligence and insight through the measure of content performance to optimize resources and spending. Our mission is to be the first place to turn for the design assets, technology and expertise for all touchpoints. For creatives, designers and engineers, we empower expression through high-value design assets, technologies that improve the discovery, curation, measurement and brand integrity of content, and through custom studio design services. For marketers, we enable engagement with a customer’s brand enthusiasts and measurement of content interactions in digital environments such as mobile messaging and social media platforms. We offer more than 99,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, fontshop.com, and linotype.com, which attracted more than 50 million visits in 2016 from over 200 countries and territories, offer thousands of high-quality font products from the Monotype Libraries, as well as from third parties.

We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), Swyft Media Inc. and Olapic, Inc., and six wholly-owned foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

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

3. Recent Accounting Pronouncements

Adopted

Share Based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense will no longer be recorded to additional paid in capital in our balance sheet. Instead, such amounts will be recorded to tax expense. During the second quarter of 2017, we recorded a tax expense of $71 thousand to differences (shortfalls) in stock compensation deductions realized in the second quarter and the corresponding amount of expense recognized for financial statement purposes. During the first half of 2017, we recorded a tax expense of $0.5 million to differences (shortfalls) in stock compensation deductions realized in the six months ended June 30, 2017 and the corresponding amount of expense recognized for financial statement purposes. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our condensed consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our condensed consolidated statements of cash flows for the three and six months ended June 30, 2016. The adoption did not have any other material impact on our financial statements.

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

We expect to adopt the standard on January 1, 2018, and at that time, we expect to apply the modified retrospective method of adoption. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations and internal controls. Based on our procedures performed to date, we have identified certain revenue streams, specifically term and royalty-based license agreements, for which the standard could have a material impact; however, further analysis is required and we will continue to evaluate this assessment on a quarterly basis in 2017. Under the current guidance, revenue related to our term license agreements that are bundled with services related performance obligations for which vendor-specific objective evidence (“VSOE”) does not exist is required to be recognized ratably over the term of the agreement. However, under the new guidance, the Company will allocate revenue to each performance obligation in the agreement and each will require separate accounting treatment and lead to accelerated revenue recognition compared with current practice. The license portion will be recognized at the time of delivery and the service revenue will be recognized over time based on the standalone selling prices of each performance obligation. In addition, we have on occasion, offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. We currently recognize revenue under such arrangements when the payments become due, based upon the current requirement that the fee be fixed or determinable. However, under the new guidance, revenue related to such arrangements would be accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. Further, under the new guidance, we will be required to estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs, which is different from our current practice of recognizing royalty revenue when it is reported to us by the licensee, at which time the fee is deemed fixed or determinable. The Company has converted, and plans to continue to convert, printer imaging electronic OEM customers to fixed fee contracts from royalty bearing contracts. At June 30, 2017, approximately 60% of estimated printer revenue has been converted to fixed fee contracts. We expect these modifications to have a significant impact on our expected transition adjustment to adopt ASC 606 and we are still in the process of evaluating these and other revenue streams and quantifying the expected impact that the standard will have on our financial statements and related disclosures.

4. Acquisition

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. Olapic leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired; the Company paid approximately $13.7 million in cash and borrowed $110.0 million from its line of credit. The Olapic Merger Agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon their continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards and restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy four employees from Olapic’s U.S. operations, eighty four employees from Olapic’s Argentina operations and forty UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

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

The estimated fair values of intangible assets acquired were recorded as follows:

	Estimated Fair Value at Acquisition Date (in thousands)	Estimated Useful Life (in years)
Developed technology	$14,300	10
Customer relationships	7,900	10
Non-compete agreements	1,400	4
Indefinite-lived intangible assets:
Trademarks and tradenames	6,500

Total	$30,100

A portion of the purchase price has been allocated to intangible assets and goodwill, respectively, and is reflected in the tables above. The fair value of the assets acquired and liabilities assumed is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce. The acquisition of Olapic was structured in such a manner that the goodwill is not expected to be deductible for tax purposes. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary as of June 30, 2017, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets, the valuation of the acquired deferred tax assets and liabilities. The final allocation of the purchase price to intangible assets, goodwill, deferred tax assets and liabilities may differ materially from the information presented in these consolidated financial statements.

We included revenue of $4.6 million and $8.2 million, and a net loss of $9.2 million and $16.6 million, from the acquired Olapic operations within the Company’s consolidated operations for the three and six months ended June 30, 2017, respectively.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the periods presented (in thousands, except per share amounts):

	2016
	Three months ended June 30,	Six months ended June 30,
Revenue	$52,713	$105,716
Net income	$2,451	$3,104
Net income available to common stockholders - basic	$2,245	$2,761
Net income available to common stock holders - diluted	$2,245	$2,762
Net income per common share: basic	$0.06	$0.07
Net income per common share: diluted	$0.06	$0.07
Weighted average number of shares—basic	39,377,945	39,250,297
Weighted average number of shares—diluted	39,748,905	39,635,262

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$10,369	$10,369	$—	$—
Cash equivalents—commercial paper	21,981	—	21,981	—
Cash equivalents—U.S. government and agency securities	17,975	17,975	—	—

Total current assets	50,325	28,344	21,981	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,932	8,932	—	—

Total long term assets	17,932	17,932	—	—

Total assets	$68,257	$46,276	$21,981	$—

	Fair Value Measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$16,994	$16,994	$—	$—
Cash equivalents—commercial paper	16,989	—	16,989	—
Cash equivalents—corporate bonds	4,802	—	4,802	—
Cash equivalents—U.S. government and agency securities	11,368	11,368	—	—

Total current assets	50,153	28,362	21,791	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,992	8,992	—	—

Total long term assets	17,992	17,992	—	—

Total assets	$68,145	$46,354	$21,791	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2017, we had one 30-day forward contract to sell 2.6 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 were as follows (dollar amounts in thousands):

		June 30, 2017			December 31, 2016
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$67,976	$(52,548)	$15,428	$67,502	$(50,808)	$16,694
Acquired technology	11	68,772	(46,668)	22,104	68,228	(44,361)	23,867
Non-compete agreements	4	14,554	(13,098)	1,456	14,440	(12,655)	1,785
Indefinite-lived intangible assets:
Trademarks		44,561	—	44,561	43,971	—	43,971
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$200,263	$(112,314)	$87,949	$198,541	$(107,824)	$90,717

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. At June 30, 2017 and December 31, 2016, the Company had $99.0 million and $105.0 million outstanding under the Credit Facility. At June 30, 2017 and December 31, 2016, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $50.5 million and $44.5 million available for borrowing at June 30, 2017 and December 31, 2016, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75% per annum. At June 30, 2017, our rate, inclusive of applicable margins, was 2.7% for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR.

As of June 30, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.41:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 7.82:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of June 30, 2017.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$24	$25	$46	$48
Interest cost	27	30	52	60
Amortization	22	12	44	25

Net periodic benefit cost	$73	$67	$142	$133

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2017		2016
(Benefit) provision for income taxes at statutory rate	$(534)	35.0%	$3,678	35.0%
State and local income taxes, net of federal tax benefit	(41)	2.7%	151	1.4%
Stock based compensation	(56)	3.7%	54	0.5%
Foreign rate differential	17	(1.0)%	(156)	(1.5)%
Research credits	152	(10.0)%	(90)	(0.8)%
Permanent non-deductible acquisition-related expense	(657)	43.1%	258	2.5%
Net shortfall on stock based compensation	71	(4.7)%	—	—
Other, net	21	(1.4)%	(38)	(0.4)%

Reported income tax (benefit) provision	$(1,027)	67.4%	$3,857	36.7%

	Six Months Ended June 30,
	2017		2016
(Benefit) provision for income taxes at statutory rate	$(945)	35.0%	6,641	35.0%
State and local income taxes, net of federal tax benefit	(61)	2.3%	271	1.4%
Stock based compensation	(76)	2.8%	95	0.5%
Foreign rate differential	62	(2.3)%	(257)	(1.4)%
Research credits	211	(7.8)%	(159)	(0.9)%
Permanent non-deductible acquisition-related expense	(902)	33.4%	419	2.2%
Net shortfall on stock based compensation	542	(20.1)%	—	—
Other, net	41	(1.5)%	(46)	(0.1)%

Reported income tax (benefit) provision	$(1,128)	41.8%	$6,964	36.7%

At June 30, 2017, the reserve for uncertain tax positions was approximately $6.8 million. Of this amount, $4.0 million is recorded as a reduction of deferred tax assets and $2.8 million is classified as long-term liabilities.

10. Net (Loss) Income Per Share

For the three and six months ended June 30, 2017 and 2016, the net (loss) income available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate diluted earnings per share. For the three and six months ended June 30, 2017, the assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were not included in the computation of net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016, the two-class method was used in the computation of diluted net income per share, as the result was more dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net (loss) income per share and a reconciliation of the numerator and denominator used in the calculation of diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income, as reported	$(496)	$6,653	$(1,571)	$12,011
Less: net income attributable to participating securities	—	(206)	—	(343)

Net (loss) income available to common shareholders—basic	$(496)	$6,447	$(1,571)	$11,668

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,877,473	40,721,081	41,674,671	40,475,785
Less: weighted-average shares of unvested restricted common stock outstanding	(2,220,402)	(1,343,136)	(2,107,417)	(1,225,488)

Weighted-average number of common shares used in computing basic net (loss) income per common share	39,657,071	39,377,945	39,567,254	39,250,297

Net (loss) income per share applicable to common shareholders—basic	$(0.01)	$0.16	$(0.04)	$0.30

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income available to common shareholders—basic	$(496)	$6,447	$(1,571)	$11,668
Add-back: undistributed earnings allocated to unvested shareholders	—	72	—	95
Less: undistributed earnings reallocated to unvested shareholders	—	(72)	—	(94)

Net (loss) income available to common shareholders—diluted	$(496)	$6,447	$(1,571)	$11,669

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,877,473	40,721,081	41,674,671	40,475,785
Less: weighted-average shares of unvested restricted common stock outstanding	(2,220,402)	(1,343,136)	(2,107,417)	(1,225,488)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	—	370,960	—	384,965

Weighted-average number of common shares used in computing diluted net (loss) income per common share	39,657,071	39,748,905	39,567,254	39,635,262

Net (loss) income per share applicable to common shareholders—diluted	$(0.01)	$0.16	$(0.04)	$0.29

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	887,329	643,714	919,875	662,988
Unvested restricted stock	839,791	386,297	695,645	352,900
Unvested restricted stock units	83,469	15,377	71,526	14,085

11. Stockholders’ Equity

Share repurchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During the quarter ended June 30, 2017, the Company repurchased a total of 81,000 shares of its common stock for an aggregate purchase price of $1.6 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Directors’ discretion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marketing and selling	$2,563	$1,604	$4,893	$3,185
Research and development	1,078	876	2,096	1,689
General and administrative	1,551	1,141	3,034	2,525

Total expensed	$5,192	$3,621	$10,023	$7,399
Property and equipment	31	—	53	—

Total share based compensation	$5,223	$3,621	$10,076	$7,399

In the three and six months ended June 30, 2017, $31 thousand and $53 thousand, respectively, of share based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. As of June 30, 2017, the Company had $47.2 million of unrecognized compensation expense related to employees and directors’ unvested stock option awards, restricted stock units and restricted stock awards that are expected to be recognized over a weighted-average period of 2.7 years.

12. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, Creative Professional and OEM, expenses and assets are not formally allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principle markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Creative Professional	$30,642	$23,457	$57,713	$47,372
OEM	27,159	25,276	52,553	51,203

Total	$57,801	$48,733	$110,266	$98,575

Geographic segment information

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the three months and six months ended June 30, 2016 has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended June 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,750	46.3%	$20,354	41.8%
Japan	14,854	25.7	13,016	26.7
Europe, Middle East and Africa (EMEA)	12,551	21.7	10,649	21.8
Rest of World	3,646	6.3	4,714	9.7

Total	$57,801	100.0%	$48,733	100.0%

	Six Months Ended June 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$46,680	42.3%	$39,014	39.6%
Japan	29,315	26.6	26,685	27.1
Europe, Middle East and Africa (EMEA)	23,440	21.3	22,225	22.5
Rest of World	10,831	9.8	10,651	10.8

Total	$110,266	100.0%	$98,575	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2017	December 31, 2016
Long-lived assets:
United States	$317,146	$318,786
United Kingdom	3,958	3,882
Germany	55,905	52,237
Rest of World	3,470	3,467

Total	$380,479	$378,372

13. Commitments and Contingencies

Legal Proceedings

From time-to-time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2017 and December 31, 2016.

14. Subsequent Events

Dividend Declaration

On July 26, 2017 the Company’s Board of Directors declared a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 2, 2017 and the dividend is payable to shareholders of record on October 20, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Purchase Program

Subsequent to June 30, 2017, the Company purchased 196,989 shares of common stock for $3.6 million, at an average price per share of $18.00 through July 25, 2017. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At July 25, 2017, $13.6 million remains for future purchase under the Plan.

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

Overview

Monotype empowers expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. These professionals sit at globally recognized organizations or are independent creatives located across the globe. Regardless of their organization or location, we support their efforts by producing compelling content and technologies that build beloved and valued brands, provide technology that cultivates meaningful engagement with their brand enthusiasts, and provide intelligence and insight through the measure of content performance to optimize resources and spending.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our fonts and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our fonts and technology to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Some of our revenue streams, particularly project-related and custom revenue where spending is largely discretionary in nature, have historically been, and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, such revenues would be included in the revenue for the United States in the table below, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World in the table below. Geographic revenue for the three months and six months ended June 30, 2016, has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended June 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,750	46.3%	$20,354	41.8%
Japan	14,854	25.7	13,016	26.7
Europe, Middle East and Africa (EMEA)	12,551	21.7	10,649	21.8
Rest of World	3,646	6.3	4,714	9.7

Total	$57,801	100.0%	$48,733	100.0%

	Six Months Ended June 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$46,680	42.3%	$39,014	39.6%
Japan	29,315	26.6	26,685	27.1
Europe, Middle East and Africa (EMEA)	23,440	21.3	22,225	22.5
Rest of World	10,831	9.8	10,651	10.8

Total	$110,266	100.0%	$98,575	100.0%

For the three months ended June 30, 2017 and 2016, revenue from customers outside the United States comprised 53.7% and 58.2%, respectively, of our total revenue. For the six months ended June 30, 2017 and 2016, revenue from customers outside the United States comprised 57.7% and 60.4%, respectively, of our total revenue. We expect that sales to our international customers will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended June 30, 2017 and 2016, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 29.3% and 32.3% of our total revenue, respectively. For the six months ended June 30, 2017 and 2016, our top ten licensees by revenue accounted for approximately 30.0% and 34.8% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months or six months ended June 30, 2017 or 2016, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from font licenses, font related services and from custom font design services. We license fonts directly to end-users through our direct sales organization, e-commerce websites and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services and web design tools. Our customers include graphic designers, advertising agencies, media organizations and corporations. We refer to direct, indirect and custom font design services, as non-web revenue, and refer to revenue that is derived from our websites, as web revenue. In addition, Creative Professional revenue includes revenue derived from our software as a service, or SaaS, offerings.

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period, or accounted for on a percentage-of-completion basis where appropriate. Web font and digital ad service revenue is mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a SaaS-based, subscription model. Company hosted subscription-based arrangements and our software as a service products are accounted for as subscription revenue, recognized ratably over the subscription period.

We consider web server and commercial rights to online fonts as recurring revenue and it is recognized upon payment by the customer and proof of font delivery, when all other revenue recognition criteria have been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, is used where services are deemed essential to the software.

OEM Revenue

Our OEM revenue is derived substantially from printer imaging, printer driver and display imaging products. Under our licensing arrangements, we either receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers or a fixed fee as specified under license arrangements with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognize revenue from per-unit royalties in the period during which we receive a royalty report from a customer, typically one quarter after royalty-bearing units are shipped, as we do not have the ability to estimate the number of units shipped by our customers. Revenue from fixed fee licenses is generally recognized when it is billed to the customer, so long as the product has been delivered, the license fee is fixed and non-refundable, is not bundled with any time-based elements and collection is probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, may be used.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth items in the condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Revenue:
Creative Professional	53.0%	48.1%
OEM	47.0	51.9

Total revenue	100.0	100.0
Cost of revenue	17.6	15.6
Cost of revenue—amortization of acquired technology	1.5	2.3

Total cost of revenue	19.1	17.9

Gross profit	80.9	82.1
Marketing and selling	39.3	30.1
Research and development	15.9	12.3
General and administrative	20.4	17.7
Amortization of other intangible assets	1.8	1.5

Total operating expenses	77.4	61.6

Income from operations	3.5	20.5
Interest expense, net	1.3	0.2
Loss (gain) on foreign exchange	4.6	(0.8)
Loss (gain) on derivatives	0.2	(0.4)
Other	0.1	(0.1)

Total other expense (income)	6.2	(1.1)
(Loss) income before (benefit) provision for income taxes	(2.7)	21.6
(Benefit) provision for income taxes	(1.8)	7.9

Net (loss) income	(0.9)%	13.7%

The following discussion compares the three months ended June 30, 2017 with the three months ended June 30, 2016.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016
Creative Professional	$30,642	$23,457	$7,185
OEM	27,159	25,276	1,883

Total revenue	$57,801	$48,733	$9,068

Revenue

Revenue was $57.8 million and $48.7 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $9.1 million, or 18.6%.

Creative Professional revenue increased $7.1 million, or 30.6%, to $30.6 million for the three months ended June 30, 2017, as compared to $23.5 million for the three months ended June 30, 2016, mainly due to revenue from Olapic and continued growth in sales of recurring licenses and digital ad revenue in the second quarter of 2017, as compared to the same period in 2016.

OEM revenue increased $1.9 million, or 7.4%, to $27.2 million for the three months ended June 30, 2017, from $25.3 million for the three months ended June 30, 2016. Revenue from our printer imaging electronic OEM customers increased period over period, due to $2.4 million of one-time benefits as we continue to convert customers to fixed fee contracts from royalty bearing contracts, and increased revenue from our display imaging consumer electronic OEM customers, partially offset by decreased revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $10.1 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $2.5 million, or 33.6%. The increase in cost of revenue, excluding amortization of acquired technology, is partially due to both product mix and an increase in revenue, period over period. In the second quarter of 2017, cost of revenue included our Olapic business and a larger proportion of our Creative Professional revenue, as compared to the same period in 2016. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 17.6% and 15.6% of total revenue in the three months ended June 30, 2017 and 2016, respectively.

The portion of cost of revenue consisting of amortization of acquired technology was $0.9 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $0.2 million, or 22.1%.

Gross profit in the three months ended June 30, 2017 decreased 1.2 percentage points to 80.9% of sales in the second quarter of 2017, as compared to 82.1% of sales in the same period in 2016, mainly due to variations in product mix, net of decreased amortization of acquired technology. In the second quarter of 2017, as compared to the same period in 2016, our gross profit included lower margins from our Olapic business, which we acquired in August 2016. In addition, for the three months ended June 30, 2017, Creative Professional revenue, which typically has a higher associated cost than OEM revenue, increased as a percentage of our total revenue to 53.0%, as compared to 48.1% of total revenue in the same period in 2016.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $8.1 million, or 55.1% to $22.7 million in the three months ended June 30, 2017, as compared to $14.6 million in the three months ended June 30, 2016. Personnel and personnel related expenses increased $6.8 million due to additional headcount mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, and additional compensation expense recognized on deferred compensation arrangements in connection with our acquisitions of Swyft and Olapic. Increased infrastructure expense due to increased headcount contributed $0.7 million to the overall increase in marketing and selling expense, period over period. Targeted marketing spending increased $0.3 million in the second quarter of 2017, as compared to the same period in 2016, due to the timing of activities.

Research and Development. Research and development expense increased $3.2 million, or 54.0%, to $9.2 million in the three months ended June 30, 2017, as compared to $6.0 million in the three months ended June 30, 2016. Personnel expenses increased $2.3 million due to increased headcount in connection with our acquisition of Olapic, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development in the second quarter of 2017, as compared to the same period in 2016. Consulting expenses increased $0.3 million in the second quarter of 2017, as compared to the same period in 2016. Increased rent expense contributed $0.2 million to the overall increase, period over period.

General and Administrative. General and administrative expense increased $3.2 million, or 36.8%, to $11.8 million in the three months ended June 30, 2017, as compared to $8.6 million in the three months ended June 30, 2016. Personnel and personnel related expenses increased $2.2 million in the second quarter of 2017, as compared to the same period in 2016, primarily the result of key hiring and the Olapic acquisition. Infrastructure expenses, such as rent, software and depreciation expense, increased $0.9 million period over period, mainly due to the addition of Olapic. Legal expenses decreased $0.2 million in the three months ended June 30, 2017, as compared to the same period in 2016, due to timing of acquisitions.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.0 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $0.3 million, or 37.3%, mainly due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income was $0.7 million and $0.1 million for the three months ended June 30, 2017 and 2016, an increase of $0.6 million, mainly due to borrowings under our revolving line of credit in August 2016, in connection with our acquisition of Olapic.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $2.6 million and a gain of $0.4 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $3.0 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the three months ended June 30, 2017, the loss was primarily due to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) loss on derivatives was a loss of $0.1 million and a gain of $0.2 million in the three months ended June 30, 2017 and 2016, respectively, a decrease of $0.3 million due to our 30-day forward currency contracts.

(Benefit) Provision for Income Taxes

For the three months ended June 30, 2017 and 2016, our effective tax rate was a benefit of 67.4% and a provision of 36.7%, respectively. The change in our effective tax rate is primarily due to a charge of 43.1% for non-deductible expenses, as compared to 2.5% for the same period in 2016. The change is due to deferred compensation associated with the Olapic acquisition and also due to the fact that the impact of the non-deductible expenses as a percentage of pre-tax income (loss) is higher in 2017 as compared to 2016, as a result of the decrease in overall pre-tax (loss) income. The effective tax rate for the three months ended June 30, 2017 included an expense of 4.7% related to a net shortfall on stock compensation. We adopted ASU 2016-09, Improvements to Employee Share-Based Payments on January 1, 2017 which specifies that all tax effects related to share based payments will be recorded through the income statement. There was no similar item in the same period in 2016, as these items were recorded to equity prior to the adoption of this standard. The effective tax rate for the second quarter of 2017 included a benefit of 10.0% for research credits, as compared to 0.8% in the same period in 2016.

Results of Operations for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth items in the condensed consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Revenue:
Creative Professional	52.3%	48.1%
OEM	47.7	51.9

Total revenue	100.0	100.0
Cost of revenue	17.2	16.1
Cost of revenue—amortization of acquired technology	1.6	2.3

Total cost of revenue	18.8	18.4

Gross profit	81.2	81.6
Marketing and selling	39.9	29.2
Research and development	17.0	13.5
General and administrative	20.6	17.7
Amortization of other intangible assets	1.8	1.5

Total operating expenses	79.3	61.9

Income from operations	1.9	19.7
Interest expense, net	1.2	0.2
Loss on foreign exchange	2.8	0.4
Loss (gain) on derivatives	0.2	(0.2)
Other	0.1	—

Total other expense	4.3	0.4
(Loss) income before (benefit) provision for income taxes	(2.4)	19.3
(Benefit) provision for income taxes	(1.0)	7.1

Net (loss) income	(1.4)%	12.2%

The following discussion compares the six months ended June 30, 2017 with the six months ended June 30, 2016.

Revenue by Market.

The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016
Creative Professional	$57,713	$47,372	$10,341
OEM	52,553	51,203	1,350

Total revenue	$110,266	$98,575	$11,691

Revenue

Revenue was $110.3 million and $98.6 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $11.7 million, or 11.9%.

Creative Professional revenue increased $10.3 million, or 21.8%, to $57.7 million for the six months ended June 30, 2017, as compared to $47.4 million for the six months ended June 30, 2016, mainly due to revenue from Olapic and continued growth in sales of recurring licenses and digital ad revenue in the first half of 2017, as compared to the same period in 2016.

OEM revenue was $52.6 million and $51.2 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $1.4 million, or 2.6%. Revenue from our printer imaging electronic OEM customers increased period over period, due to $4.1 million of one-time benefits as we continue to convert customers to fixed fee contracts from royalty bearing contracts, and revenue from our display imaging consumer electronic OEM customers increased, partially offset by decreased revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology was $18.9 million and $15.9 million in the six months ended June 30, 2017 and 2016, respectively, an increase of $3.0 million, or 18.9%. The increase in cost of revenue, excluding amortization of acquired technology, is partially due to both product mix and an increase in revenue, period over period. In the first half of 2017, cost of revenue included our Olapic business and a larger proportion of our Creative Professional revenue, as compared to the same period in 2016. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 17.2% and 16.1% of total revenue in the six months ended June 30, 2017 and 2016, respectively.

Amortization of acquired technology was $1.8 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.5 million, or 22.2%, primarily due to an asset that became fully amortized in October 2016.

Gross profit was 81.2% and 81.6% of sales in the six months ended June 30, 2017 and 2016, respectively, a decrease of 0.4%, mainly due to variations in product mix, net of decreased amortization of acquired technology. In the first half of 2017, as compared to the same period in 2016, our gross profit included lower margins from our Olapic business, which we acquired in August 2016. In the six months ended June 30, 2017, Creative Professional revenue, which typically has a higher associated cost than OEM revenue, increased as a percentage of total revenue to 52.3% of total revenue, as compared to 48.1% of total revenue in the same period in 2016.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $15.3 million, or 53.0%, to $44.0 million in the six months ended June 30, 2017, as compared to $28.7 million in the six months ended June 30, 2016. Personnel and personnel related expenses increased $12.5 million due to additional headcount mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, and additional compensation expense recognized on deferred compensation arrangements in connection with our acquisitions of Swyft and Olapic. Increased infrastructure expense due to increased headcount contributed $1.7 million to the overall increase in marketing and selling expense, period over period. Consulting and marketing expenses increased $0.6 million in the first half of 2017, as compared to the same period in 2016, due to the timing of activities.

Research and Development. Research and development expense increased $5.5 million, or 40.9%, to $18.8 million in the six months ended June 30, 2017, as compared to $13.3 million in the six months ended June 30, 2016. Personnel expenses increased $4.3 million in the first half of 2017, as compared to the same period in 2016, a result of increased headcount in connection with our acquisition of Olapic, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development. Increased rent expense contributed $0.6 million to the overall increase period over period, mainly due to the addition of Olapic. Consulting expenses increased $0.4 million in the first half of 2017, as compared to the same period in 2016.

General and Administrative. General and administrative expense increased $5.2 million, or 30.1% to $22.7 million in the six months ended June 30, 2017, as compared to $17.5 million in the same period in 2016. Personnel expenses increased $3.5 million in the six months ended June 30, 2017, as compared to the same period in 2016, mainly the result of key hiring and the Olapic acquisition. Infrastructure expenses, such as software, rent and depreciation expenses, increased $1.8 million period over period, mainly due to the addition of Olapic. Legal expenses decreased $0.4 million in the six months ended June 30, 2017, as compared to the same period in 2016, due to timing of acquisitions.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.0 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.5 million, or 37.4%, mainly due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income increased $1.2 million to $1.4 million for the six months ended June 30, 2017, as compared to $0.2 million for the six months ended June 30, 2016, mainly due to borrowings under our revolving line of credit in August 2016, in connection with our acquisition of Olapic.

Loss on Foreign Exchange

Loss on foreign exchange increased $2.8 million to $3.2 million for the six months ended June 30, 2017, as compared to $0.4 million for the six months ended June 30, 2016, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the first half of 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.2 million and a gain of $0.2 million in the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.4 million primarily due to our 30-day forward currency contracts.

Provision for Income Taxes

For the six months ended June 30, 2017 and 2016, our effective tax rate was a benefit of 41.8% and a provision of 36.7%, respectively. The increase in the effective tax rate for the six months ended June 30, 2017 included a charge of 33.4% for non-deductible expenses, as compared to 2.2% for the same period in 2016. The increase is due to deferred compensation associated with the Olapic acquisition and also due to the fact that the impact of the non-deductible expenses as a percentage of pre-tax income (loss) is higher in 2017 as compared to 2016, as a result of the decrease in overall pre-tax (loss) income. The effective tax rate for the six months ended June 30, 2017 included an expense of 20.1% related to a net shortfall on stock compensation. We adopted ASU 2016-09, Improvements to Employee Share-Based Payments on January 1, 2017 which specifies that all tax effects related to share based payments will be recorded through the income statement. There was no similar item in the same period in 2016, as these items were recorded to equity prior to the adoption of this standard. The effective tax rate for the second quarter of 2017 included a benefit of 7.8% for research credits, as compared to 0.9% in the same period in 2016.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $83.7 million and a $150.0 million revolving credit facility, of which there was $99.0 million of outstanding borrowings. On August 30, 2016, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through December 31, 2017. In the six months ended June 30, 2017, we used $2.2 million in cash to purchase shares under the plan. Olapic has, and will continue to operate at a net loss in the near term. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$11,855	$28,870
Net cash used in investing activities	(3,589)	(1,104)
Net cash used in financing activities	(16,796)	(6,124)
Effect of exchange rates on cash and cash equivalents	795	355

Total (decrease) increase in cash and cash equivalents	$(7,735)	$21,997

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

We generated $11.9 million in cash from operations during the six months ended June 30, 2017. Net loss, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, loss on retirement of fixed assets, share based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency loss on foreign denominated intercompany transactions generated $13.5 million in cash. Decreased accrued expenses and accounts payable used $2.5 in cash, primarily a result of the payment of 2016 accrued variable compensation. Increased deferred revenue and decreased accounts receivable, offset by increased prepaid expense used $0.2 million in cash, mainly due to timing. Accrued income taxes generated $1.1 million during the six months ended June 30, 2017.

We generated $28.9 million in cash from operations during the six months ended June 30, 2016. Net (loss) income, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency loss on foreign denominated intercompany transactions generated $27.8 million in cash. Decreased accounts receivable offset by decreased deferred revenue generated $0.3 million in cash, mainly due to timing of customer payments. Decreased accrued expenses and increased prepaid expenses offset by increased accounts payable used $0.6 million, primarily a result of the payment of 2015 accrued variable compensation amounts. Increased accrued income taxes generated $1.4 million during the six months ended June 30, 2016.

Investing Activities

During the six months ended June 30, 2017, we used $3.6 million in investing activities mainly for the purchase of property and equipment. During the six months ended June 30, 2016 we used $1.1 million in investing activities mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2017 was $16.8 million. We received cash from exercises of stock options of $0.7 million. We paid cash dividends of $9.3 million and we paid $6.0 million on our outstanding revolving line of credit. We also purchased $2.2 million of treasury stock in the six months ended June 30, 2017.

Cash used in financing activities for the six months ended June 30, 2016 was $6.1 million. We received cash from exercises of stock options of $2.0 million, excess tax benefit on stock options provided $0.3 million and we paid cash dividends of $8.5 million in the six months ended June 30, 2016.

Dividends

On April 27, 2017 our Board of Directors approved a $0.113 per share or $4.7 million, quarterly cash dividend on our outstanding common stock. The record date was July 3, 2017 and the dividend was paid to shareholders of record on July 21, 2017. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At June 30, 2017, our rate, inclusive of applicable margins, was 2.7% for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $99.0 million at June 30, 2017, and $105.0 million at December 31, 2016. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement, leaving $50.5 million and $44.5 million available for borrowing at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.41:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 7.82:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of June 30, 2017.

The following table presents a reconciliation from net (loss) income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(496)	$6,653	$(1,571)	$12,011
(Benefit) provision for income taxes	(1,027)	3,857	(1,128)	6,964
Interest expense, net	726	90	1,357	198
Depreciation and amortization	3,122	2,897	6,173	5,771

EBITDA	$2,325	$13,497	$4,831	$24,944
Share based compensation	5,192	3,621	10,023	7,399
Non-cash add backs	—	—	—	—
Restructuring, issuance and cash non-operating costs	(53)	98	(4)	478
Acquisition expenses	—	—	—	—

Adjusted EBITDA(1)	$7,464	$17,216	$14,850	$32,821

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net (loss) income for complete analysis of our profitability, as net (loss) income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2017.

Non-GAAP Measures

In addition to Adjusted EBITDA as discussed above, we rely internally on a financial measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as net (loss) income before interest expense, net, other (income) expense, net, provision for income taxes, depreciation, amortization of acquired intangible assets and share based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

The following table presents a reconciliation from net (loss) income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(496)	$6,653	$(1,571)	$12,011
Interest expense, net	726	90	1,357	198
Other expense (income), net	2,794	(605)	3,414	207
(Benefit) provision for income taxes	(1,027)	3,857	(1,128)	6,964

Income from operations	1,997	9,995	2,072	19,380
Depreciation and amortization	3,122	2,897	6,173	5,771
Share based compensation	5,192	3,621	10,023	7,399
Acquisition-related compensation (1)	1,407	578	2,814	1,156

Net adjusted EBITDA(2)	$11,718	$17,091	$21,082	$33,706

(1)	For the three months ended June 30, 2017, the amount includes $0.9 million of expense associated with the deferred compensation with the founders of Olapic in connection with the acquisition and $0.5 million of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement. For the three months ended June 30, 2016, the amount includes $0.6 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the six month ended June 30, 2017, the amounts include $1.8 million of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition and $1.0 million of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement. For the six months ended June 30, 2016, the amounts include $1.2 million of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement.
(2)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from net (loss) income per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net (loss) income per diluted share	$(0.01)	$0.16	$(0.04)	$0.29
Amortization, net of tax of $0.03, $0.02, $0.04 and $0.03, respectively	0.02	0.03	0.05	0.06
Share based compensation, net of tax of $0.09, $0.03, $0.11 and $0.07, respectively	0.04	0.07	0.15	0.13
Acquisition-related compensation, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(1)	0.03	0.01	0.07	0.03

Non-GAAP earnings per diluted share(2)	$0.08	$0.27	$0.23	$0.51

(1)	For the three months ended June 30, 2017, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement. For the three months ended June 30, 2016 the amount includes $0.6 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement. For the six months ended June 30, 2017, the amount includes $1.8 million, or $0.04 per share, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition and $1.0 million, or $0.03 per share, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement. For the six months ended June 30, 2016 the amount includes $1.2 million, or $0.03 per share, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement.
(2)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $19.0 million and $16.3 million at June 30, 2017 and December 31, 2016, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2017 and December 31, 2016, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and six months ended June 30, 2017 and 2016, no customer accounted for more than 10% of our revenue.

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

The fair value of derivative instruments is estimated based on the amount that we would receive or pay to terminate the agreements at the reporting date. Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate. At June 30, 2017 and December 31, 2016, the Company had borrowings under our revolving Credit Facility of $99.0 million and $105.0 million, respectively. Historically, we have purchased interest rate swap instruments to hedge our exposure to interest rate fluctuations on our debt obligations.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended June 30, 2017 and 2016, revenue from customers outside the United States, primarily EMEA and Japan, comprised 53.7% and 58.2%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $2.2 million, decreased expenses by $2.6 million and decreased operating income by $0.4 million for the three months ended June 30, 2017. For the six months ended June 30, 2017 and 2016, revenue from customers outside the United States, primarily EMEA and Japan, comprised 57.7% and 60.4%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $4.4 million, decreased expenses by $5.1 million and decreased operating income by $0.7 million for the six months ended June 30, 2017. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2017, we had one 30-day forward contract to sell 2.6 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value, and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2017 to April 28, 2017(3)	26,241	$6.38	8,000	$18,561,232
May 1, 2017 to May 31, 2017	57,365	$13.95	42,000	$17,758,852
June 2, 2017 to June 30, 2017(3)	58,641	$12.18	31,000	$17,164,792

Total	142,247	$10.84	81,000	$17,164,792

(1)	The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Award Plan”), or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on August 30, 2016. The Company purchased the shares on the open market at prevailing prices.
(3)	The Company withheld 505 shares and 6,247 shares of vested restricted stock for payment of taxes associated with the vesting in April and June, respectively.

Subsequent to June 30, 2017, the Company purchased 196,989 shares of common stock for $3.6 million, at an average price per share of $18.00 through July 24, 2017. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At July 24, 2017, $13.6 million remains for future purchase under the Plan.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: July 31, 2017	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2017	By:	/S/ ANTHONY CALLINI
Anthony Callini
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Third Amended and Restated 2007 Stock Option and Incentive Plan (1)

10.2	Form of Incentive Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan.*

10.3	Form of Non-Qualified Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan.*

10.4	Form of Restricted Stock Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan.*

10.5	Form of Restricted Stock Unit Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan.*

10.6	Form of Restricted Stock Award Agreement for Non-employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan.*

10.7	Equity Award Grant Policy, as amended.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 1, 2017.
*	Filed herewith.
**	Furnished herewith.