Form 10-Q
period 2017-09-30
Monotype Imaging Holdings Inc.
filed 2017-11-01
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2017 was 41,734,360.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$79,540	$91,434
Restricted cash	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $598 at September 30, 2017 and $467 at December 31, 2016	30,424	26,549
Income tax refunds receivable	2,314	2,967
Prepaid expenses and other current assets	6,361	4,631

Total current assets	123,639	125,581
Property and equipment, net	16,690	14,166
Goodwill	278,487	273,489
Intangible assets, net	86,555	90,717
Restricted cash	12,990	17,992
Other assets	2,920	3,075

Total assets	$521,281	$525,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,185	$2,170
Accrued expenses and other current liabilities	31,409	28,762
Accrued income taxes payable	314	1,473
Deferred revenue	16,898	16,081

Total current liabilities	50,806	48,486
Revolving line of credit	96,000	105,000
Other long-term liabilities	11,430	11,753
Deferred income taxes	38,286	37,780
Reserve for income taxes	2,685	2,727
Accrued pension benefits	6,092	5,296
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Issued: 44,822,339 at September 30, 2017 and 43,771,600 at December 31, 2016	44	43
Additional paid-in capital	292,272	274,946
Treasury stock, at cost, 3,040,769 shares at September 30, 2017 and 2,493,174 shares at December 31, 2016	(63,359)	(56,232)
Retained earnings	90,657	105,718
Accumulated other comprehensive loss	(3,632)	(10,497)

Total stockholders’ equity	315,982	313,978

Total liabilities and stockholders’ equity	$521,281	$525,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$60,507	$52,229	$170,773	$150,804
Cost of revenue	9,719	8,534	28,638	24,441
Cost of revenue—amortization of acquired technology	885	1,327	2,644	3,589

Total cost of revenue	10,604	9,861	31,282	28,030

Gross profit	49,903	42,368	139,491	122,774
Operating expenses:
Marketing and selling	22,453	16,538	66,417	45,273
Research and development	8,997	7,781	27,778	21,108
General and administrative	11,291	11,353	34,032	28,840
Amortization of other intangible assets	1,021	941	3,051	2,418

Total operating expenses	43,762	36,613	131,278	97,639

Income from operations	6,141	5,755	8,213	25,135
Other (income) expense:
Interest expense	815	429	2,365	753
Interest income	(116)	(78)	(309)	(204)
Loss on foreign exchange	1,357	360	4,544	794
Loss (gain) on derivatives	119	(93)	290	(299)
Other (income) expense, net	(32)	5	24	(16)

Total other expense	2,143	623	6,914	1,028

Income before provision for income taxes	3,998	5,132	1,299	24,107
Provision for income taxes	2,737	2,707	1,609	9,671

Net income (loss)	$1,261	$2,425	$(310)	$14,436

Net income (loss) available to common stockholders—basic	$1,196	$2,341	$(310)	$13,982

Net income (loss) available to common stockholders—diluted	$1,195	$2,340	$(310)	$13,983

Net income (loss) per common share:
Basic	$0.03	$0.06	$(0.01)	$0.36

Diluted	$0.03	$0.06	$(0.01)	$0.35

Weighted-average number of shares outstanding:
Basic	39,594,130	39,977,120	39,576,312	39,348,437
Diluted	39,798,779	40,261,247	39,576,312	39,699,790
Dividends declared per common share	$0.113	$0.110	$0.339	$0.330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,261	$2,425	$(310)	$14,436
Other comprehensive income, net of tax:
Unrecognized actuarial gain, net of tax of $8, $4, $23 and $12, respectively	16	9	45	26
Foreign currency translation adjustments, net of tax of $1,058, $118, $3,469 and $688, respectively	2,191	131	6,820	677

Comprehensive income	$3,468	$2,565	$6,555	$15,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(310)	$14,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,271	9,114
Loss on retirement of fixed assets	90	—
Amortization of deferred financing costs and accreted interest	165	165
Stock based compensation	15,294	12,705
Excess tax benefit on stock options	—	(404)
Provision for doubtful accounts	734	216
Deferred income taxes	(2,982)	2,312
Unrealized currency loss on foreign denominated intercompany transactions	3,870	422
Changes in operating assets and liabilities:
Accounts receivable	(3,978)	(372)
Prepaid expenses and other assets	(2,336)	(2,778)
Restricted cash	2	(9,027)
Accounts payable	(16)	(12)
Accrued income taxes payable	(349)	942
Accrued expenses and other liabilities	162	2,359
Deferred revenue	1,122	1,869

Net cash provided by operating activities	20,739	31,947

Cash flows from investing activities
Purchases of property and equipment	(5,272)	(1,600)
Purchases of intangible asset	(54)	—
Acquisition of business, net of cash acquired	—	(120,444)

Net cash used in investing activities	(5,326)	(122,044)

Cash flows from financing activities
Payments on revolving line of credit	(9,000)	—
Proceeds from revolving line of credit	—	110,000
Purchase of treasury stock	(6,446)	—
Common stock dividends paid	(14,030)	(12,961)
Excess tax benefit on stock options	—	404
Proceeds from exercises of common stock options	1,062	2,390

Net cash (used in) provided by financing activities	(28,414)	99,833
Effect of exchange rates on cash and cash equivalents	1,107	327

(Decrease) increase in cash and cash equivalents	(11,894)	10,063
Cash and cash equivalents at beginning of period	91,434	87,520

Cash and cash equivalents at end of period	$79,540	$97,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. We conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc., MyFonts Inc., Swyft Media Inc. and Olapic, Inc., and six wholly-owned foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd., Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd., Monotype Hong Kong Ltd. and Monotype KK.

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

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

3. Recently Issued Accounting Pronouncements

Adopted

Share Based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation will no longer be recorded to additional paid in capital in our balance sheet. Instead, such amounts will be recorded to tax expense. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our condensed consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our condensed consolidated statements of cash flows for the three and nine months ended September 30, 2016. The adoption did not have any other material impact on our financial statements.

Pending

Derivatives

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance simplifies the application of the hedge accounting guidance in current GAAP and improve the financial reporting of hedging relationships by allowing entities to better align their risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods. We are currently evaluating the impact of the adoption of ASU 2017-12; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five-step revenue recognition model based on principle that replaces virtually all existing revenue recognition under U.S. GAAP and which requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also provided the guidance in ASC Topic 340, Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The standard requires retrospective application, however, it allows entities to choose either full retrospective adoption in which the standard is applied to all of the periods presented, or modified retrospective adoption, in which the cumulative catch-up adjustment to the opening balance of retained earnings is recognized at the date of application, with additional disclosures required to describe these effects. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral Date, which defers the effective date of ASU 2014-09 by one year. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016.

We will adopt the standard on January 1, 2018, and at that time, we will apply the modified retrospective method of adoption. We have developed an implementation plan to assess the impact of the new guidance on our operations, financial results and related disclosures. To date, we have substantially completed our initial assessment of the potential areas of the balance sheet and financial statement components impacted, have prepared our preliminary accounting policy memorandum and are beginning to assess the quantitative impact of adoption, including assessing the impact of the new guidance on our results of operations and internal controls. Based on our procedures performed to date, we have identified certain revenue streams, specifically term and royalty-based license agreements, for which the standard could have a material impact and we will continue to evaluate this assessment quarterly. Under the current guidance, revenue related to our term license agreements that are bundled with services related performance obligations for which vendor-specific objective evidence (“VSOE”) does not exist is required to be recognized ratably over the term of the agreement. However, under the new guidance, the Company will allocate revenue to each performance obligation in the agreement and each will require separate accounting treatment and lead to accelerated revenue recognition compared with current practice. The license portion will be recognized at the time of delivery and the service revenue will be recognized over time based on the relative standalone selling prices of each performance obligation. In addition, we have on occasion, offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. We currently recognize revenue under such arrangements when the payments become due, based upon the current requirement that the fee be fixed or determinable. However, under the new guidance, revenue related to such arrangements would be accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. Further, under the new guidance, we will be required to estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs, which is different from our current practice of recognizing royalty revenue when it is reported to us by the licensee, at which time the fee is deemed fixed or determinable. The Company has, and plans to continue to, convert printer imaging electronic OEM customers to fixed fee contracts from royalty bearing contracts. At September 30, 2017, approximately 80% of estimated printer revenue has been converted to fixed fee license contracts. The new guidance also requires certain costs related to contract acquisition, such as sales commissions, to be capitalized and amortized over the expected period of benefit. We currently recognize such expenses based on when they are earned. We are currently in the process of evaluating our commission plans and other factors that that will impact the period over which such expenses are recognized under the new guidance. We currently plan to elect the practical expedient which permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. We also plan to elect the practical expedient which permits an entity to only apply the transition guidance to contracts that are not completed at the date of the initial application of ASU 2014-09. We currently plan to elect the practical expedient which permits us to expense costs as they are incurred if the amortization period is determined to be one year or less.

We expect the new guidance to have a significant impact on our financial statements, including the expected transition adjustment to adopt ASC606; however, we are still in the process of evaluating the quantitative impact that the standard will have on our financial statements and related disclosures, which may be material.

Based on the progress of our evaluation to date, while we are still in the process of quantifying the transition adjustment that will be recorded on January 1, 2018, which will depend in part on the additional contracts that are executed during the fourth quarter of 2017, we anticipate that the transition adjustment to retained earnings will include approximately $5 million to $9 million of revenue from contracts entered into on or before December 31, 2017, that otherwise would have been included in 2018 revenue had ASC 606 not been adopted effective January 1, 2018. This estimate is based on contracts that have been entered into as of September 30, 2017, as well as an estimate based on our current sales forecasts, of contracts that will be entered into between October 1, 2017 and December 31, 2017. As we have not yet completed our analysis of the quantitative impact of ASC 606 on contracts with our customers, and since this estimate includes assumptions about future events that may or may not take place, actual results could differ materially from this estimate. Furthermore, as the estimate excludes several other key aspects of ASC 606, such as the changes in accounting for costs to acquire contracts, it is not intended to provide an estimate of the full transition adjustment that we will ultimately record. Finally, since the estimate excludes the potential impact of contracts entered into subsequent to January 1, 2018, it is not intended to provide a complete estimate of the impact of ASC606 on 2018 revenue.

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

We recorded revenue of $5.2 million and $13.5 million, and a net loss of $7.8 million and $24.4 million, from the acquired Olapic operations within the Company’s consolidated operations for the three and nine months ended September 30, 2017, respectively. Transaction costs of $0.7 million and $1.1 million are included in general and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$53,586	$159,415
Net income	$1,116	$4,900
Net income available to common stockholders—basic	$1,032	$4,446
Net income available to common stock holders—diluted	$1,031	$4,447
Net income per common share: basic	$0.03	$0.11
Net income per common share: diluted	$0.03	$0.11
Weighted average number of shares—basic	39,977,120	39,348,437
Weighted average number of shares—diluted	40,261,247	39,699,790

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$12,255	$12,255	$—	$—
Cash equivalents—commercial paper	26,672	—	26,672	—
Cash equivalents—U.S. government and agency securities	1,504	1,504	—	—

Total short-term financial assets	40,431	13,759	26,672	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,990	8,990	—	—

Total long-term financial assets	17,990	17,990	—	—

Total	$58,421	$31,749	$26,672	$—

	Fair Value Measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$16,994	$16,994	$—	$—
Cash equivalents—commercial paper	16,989	—	16,989	—
Cash equivalents—corporate bonds	4,802	—	4,802	—
Cash equivalents—U.S. government and agency securities	11,368	11,368	—	—

Total short-term financial assets	50,153	28,362	21,791	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,992	8,992	—	—

Total long-term financial assets	17,992	17,992	—	—

Total	$68,145	$46,354	$21,791	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents is either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2017, we had one 30-day forward contract to sell 2.6 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Intangible Assets

Intangible assets consist of the following (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	September 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$68,194	$(53,419)	$14,775	$67,502	$(50,808)	$16,694
Acquired technology	11	69,085	(47,840)	21,245	68,228	(44,361)	23,867
Non-compete agreements	4	14,607	(13,301)	1,306	14,440	(12,655)	1,785
Indefinite-lived intangible assets:
Trademarks		44,829	—	44,829	43,971	—	43,971
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$201,115	$(114,560)	$86,555	$198,541	$(107,824)	$90,717

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

Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. At September 30, 2017 and December 31, 2016, the Company had $96.0 million and $105.0 million outstanding under the Credit Facility. At September 30, 2017 and December 31, 2016, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $53.5 million and $44.5 million available for borrowing at September 30, 2017 and December 31, 2016, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75% per annum. At September 30, 2017, our rate, inclusive of applicable margins, was 2.8% for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR.

As of September 30, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.47:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 6.57:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of September 30, 2017.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$25	$23	$71	$71
Interest cost	29	31	81	91
Amortization	24	13	68	38

Net periodic benefit cost	$78	$67	$220	$200

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2017		2016
Provision for income taxes at statutory rate	$1,399	35.0%	$1,796	35.0%
State and local income taxes, net of federal tax benefit	(173)	(4.3)%	559	10.9%
Stock based compensation	141	3.5%	86	1.7%
Foreign rate differential	(109)	(2.7)%	(255)	(4.9)%
Research credits	(381)	(9.5)%	(141)	(2.8)%
Permanent non-deductible acquisition-related expense	1,629	40.7%	905	17.6%
Disqualifying dispositions on incentive stock options	—	—	(33)	(0.6)%
Net shortfall on stock based compensation	257	6.4%	—	—
Other, net	(26)	(0.6)%	(210)	(4.2)%

Reported income tax provision	$2,737	68.5%	$2,707	52.7%

	Nine Months Ended September 30,
	2017		2016
Provision for income taxes at statutory rate	$455	35.0%	$8,437	35.0%
State and local income taxes, net of federal tax benefit	(234)	(18.0)%	830	3.4%
Stock based compensation	64	5.0%	181	0.8%
Foreign rate differential	(47)	(3.6)%	(512)	(2.1)%
Research credits	(170)	(13.1)%	(300)	(1.2)%
Permanent non-deductible acquisition-related expense	727	55.9%	1,324	5.5%
Disqualifying dispositions on incentive stock options	—	—	(44)	(0.2)%
Net shortfall on stock based compensation	799	61.5%	—	—
Other, net	15	1.2%	(245)	(1.1)%

Reported income tax provision	$1,609	123.9%	$9,671	40.1%

At September 30, 2017, the reserve for uncertain tax positions was approximately $6.5 million. Of this amount, $4.0 million is recorded as a reduction of deferred tax assets and $2.5 million is classified as long-term liabilities.

10. Net Income Per Share

For the three and nine months ended September 30, 2017 and 2016, the net income (loss) available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate diluted earnings per share. The assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were included in the computation of net income per share for the three months ended September 30, 2017, but were excluded in the computation of net (loss) per share for the nine months ended September 30, 2017, as their effect would have been anti-dilutive. For the three months ended September 30, 2017 and for the three and nine months ended September 30, 2016, the two-class method was used in the computation of diluted net income (loss) per share, as the result was more dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per share and, a reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss), as reported	$1,261	$2,425	$(310)	$14,436
Less: net income attributable to participating securities	(65)	(84)	—	(454)

Net income (loss) available to common shareholders—basic	$1,196	$2,341	$(310)	$13,982

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,750,884	41,687,590	41,700,355	40,730,524
Less: weighted-average shares of unvested restricted common stock outstanding	(2,156,754)	(1,710,470)	(2,124,043)	(1,382,087)

Weighted-average number of common shares used in computing basic net income (loss) per common share	39,594,130	39,977,120	39,576,312	39,348,437

Net income (loss) per share applicable to common shareholders—basic	$0.03	$0.06	$(0.01)	$0.36

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to common shareholders—basic	$1,196	$2,341	$(310)	$13,982
Add-back: undistributed earnings allocated to unvested shareholders	(179)	(88)	—	33
Less: undistributed earnings reallocated to unvested shareholders	178	87	—	(32)

Net income (loss) available to common shareholders—diluted	$1,195	$2,340	$(310)	$13,983

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,750,884	41,687,590	41,700,355	40,730,524
Less: weighted-average shares of unvested restricted common stock outstanding	(2,156,754)	(1,710,470)	(2,124,043)	(1,382,087)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	204,649	284,127	—	351,353

Weighted-average number of common shares used in computing diluted net income (loss) per common share	39,798,779	40,261,247	39,576,312	39,699,790

Net income (loss) per share applicable to common shareholders—diluted	$0.03	$0.06	$(0.01)	$0.35

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options	633,858	776,827	824,536	700,934
Unvested restricted stock	566,934	357,338	652,741	354,379
Unvested restricted stock units	32,971	15,873	58,674	14,681

11. Stockholders’ Equity

Share Purchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased a total of 232,989 shares of its common stock for an aggregate purchase price of $4.2 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Directors’ discretion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Marketing and selling	$2,455	$2,164	$7,348	$5,349
Research and development	1,131	1,180	3,227	2,869
General and administrative	1,685	1,962	4,719	4,487

Total expensed	$5,271	$5,306	$15,294	$12,705
Property and equipment	44	—	97	—

Total share based compensation	$5,315	$5,306	$15,391	$12,705

In the three and nine months ended September 30, 2017, $44 thousand and $97 thousand, respectively, of share based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet.

As of September 30, 2017, the Company had $42.7 million of unrecognized share based compensation expense related to employees and directors’ unvested stock option awards, restricted stock units and restricted stock awards that are expected to be recognized over a weighted-average period of 2.6 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Creative Professional	$34,521	$27,798	$92,234	$75,170
OEM	25,986	24,431	78,539	75,634

Total	$60,507	$52,229	$170,773	$150,804

Geographic segment information

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the three months and nine months ended September 30, 2016 has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended September 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,951	46.2%	$25,129	48.1%
Japan	14,963	24.7	12,187	23.3
Europe, Middle East, and Africa (EMEA)	13,952	23.1	9,971	19.1
Rest of World	3,641	6.0	4,942	9.5

Total	$60,507	100.0%	$52,229	100.0%

	Nine Months Ended September 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$74,631	43.7%	$64,125	42.5%
Japan	44,278	25.9	38,872	25.8
Europe, Middle East, and Africa (EMEA)	37,392	21.9	32,215	21.4
Rest of World	14,472	8.5	15,592	10.3

Total	$170,773	100.0%	$150,804	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2017	December 31, 2016
Long-lived assets:
United States	$316,048	$318,786
United Kingdom	4,050	3,882
Germany	57,563	52,237
Rest of World	4,071	3,467

Total	$381,732	$378,372

13. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2017 and December 31, 2016.

14. Subsequent Events

Dividend Declaration

On October 26, 2017 the Company’s Board of Directors declared a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2018 and the dividend is payable to shareholders of record on January 22, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Share Purchase Program

Subsequent to September 30, 2017, the Company purchased 8,000 shares of common stock for $0.2 million, at an average price per share of $19.63 through October 24, 2017. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At October 24, 2017, $12.8 million remains for future purchase under the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, such revenues would be included in the revenue for the United States in the table below, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World in the table below. Geographic revenue for the three months and nine months ended September 30, 2016, has been recast to conform to this presentation.

We market our products and services principally through offices in the U.S., United Kingdom, Germany, China, Republic of Korea and Japan. The following summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended September 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,951	46.2%	$25,129	48.1%
Japan	14,963	24.7	12,187	23.3
Europe, Middle East, and Africa (EMEA)	13,952	23.1	9,971	19.1
Rest of World	3,641	6.0	4,942	9.5

Total	$60,507	100.0%	$52,229	100.0%

	Nine Months Ended September 30,
	2017		2016
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$74,631	43.7%	$64,125	42.5%
Japan	44,278	25.9	38,872	25.8
Europe, Middle East, and Africa (EMEA)	37,392	21.9	32,215	21.4
Rest of World	14,472	8.5	15,592	10.3

Total	$170,773	100.0%	$150,804	100.0%

For the three months ended September 30, 2017 and 2016, revenue from customers outside the United States comprised 53.8% and 51.9%, respectively, of our total revenue. For the nine months ended September 30, 2017 and 2016, revenue from customers outside the United States comprised 56.3% and 57.5%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended September 30, 2017 and 2016, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 27.5% and 33.5% of our total revenue, respectively. For the nine months ended September 30, 2017 and 2016, our top ten licensees by revenue accounted for approximately 28.4% and 30.9% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months or nine months ended September 30, 2017 or 2016, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth items in the condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2017	2016
Revenue:
Creative Professional	57.1%	53.2%
OEM	42.9	46.8

Total revenue	100.0	100.0
Cost of revenue	16.0	16.3
Cost of revenue—amortization of acquired technology	1.5	2.6

Total cost of revenue	17.5	18.9

Gross profit	82.5	81.1
Marketing and selling	37.1	31.7
Research and development	14.9	14.9
General and administrative	18.7	21.7
Amortization of other intangible assets	1.7	1.8

Total operating expenses	72.4	70.1

Income from operations	10.1	11.0
Interest expense, net	1.1	0.6
Loss on foreign exchange	2.3	0.7
Loss (gain) on derivatives	0.2	(0.2)
Other income	(0.1)	—

Total other expense	3.5	1.1
Income before provision for income taxes	6.6	9.9
Provision for income taxes	4.5	5.3

Net income	2.1%	4.6%

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016
Creative Professional	$34,521	$27,798	$6,723
OEM	25,986	24,431	1,555

Total revenue	$60,507	$52,229	$8,278

Revenue

Revenue was $60.5 million and $52.2 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $8.3 million, or 15.9%.

Creative Professional revenue increased $6.7 million, or 24.2%, to $34.5 million in the three months ended September 30, 2017, as compared to $27.8 million in the three months ended September 30, 2016, mainly due to continued growth in sales of recurring licenses and revenue from Olapic.

OEM revenue was $26.0 million and $24.4 million in the three months ended September 30, 2017 and 2016, respectively, an increase of $1.6 million, or 6.4%. Revenue from our printer imaging electronic OEM customers increased period over period, due to $2.0 million of one-time benefits as we continue to convert customers to fixed fee contracts from royalty bearing contracts, and increased revenue from our display imaging consumer electronic OEM customers, partially offset by decreased revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $9.7 million and $8.5 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $1.2 million, or 13.4%. In the third quarter of 2017, cost of revenue, excluding amortization of acquired technology, included lower associated costs with our OEM business, as a result of the one-time benefit of converting customers to fixed fee contracts. This was partially offset by a full quarter of costs from our Olapic business, as compared to the same period in 2016. We acquired Olapic on August 9, 2016.

The portion of cost of revenue consisting of amortization of acquired technology decreased $0.4 million, or 33.3%, to $0.9 million for the three months ended September 30, 2017, as compared to $1.3 million for the three months ended September 30, 2016, primarily due to an asset that became fully amortized in October 2016.

Gross profit in the three months ended September 30, 2017 increased 1.4 percentage points to 82.5% of sales, as compared to 81.1% in the three months ended September 30, 2016. In the third quarter of 2017, as compared to the same period in 2016, our gross profit included higher margins from our OEM business, as a result of the one-time benefit, described above, partially offset by a full quarter of Olapic, which provides a lower gross profit percentage than our other product lines. We acquired Olapic on August 9, 2016.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $6.0 million, or 35.8%, to $22.5 million in the three months ended September 30, 2017, as compared to $16.5 million in the same period in 2016. Personnel and personnel related expenses increased $4.5 million due to additional headcount mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, and increased variable compensation due to the increased revenue, period over period. Increased rent and software expense, mainly due to increased headcount, contributed $1.0 million to the overall increase in marketing and selling expense, in the third quarter of 2017, as compared to the same period in 2016. Targeted marketing spending increased $0.3 million in the third quarter of 2017, as compared to the same period in 2016, mainly due to our acquisition of Olapic and the timing of other marketing activities.

Research and Development. Research and development expense increased $1.2 million, or 15.6% to $9.0 million in the three months ended September 30, 2017, as compared to $7.8 million in the three months ended September 30, 2016. Personnel and personnel related expenses increased $1.1 million due to increased headcount in connection with our acquisition of Olapic, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development in the third quarter of 2017, as compared to the same period in 2016.

General and Administrative. General and administrative expense was $11.3 million and $11.4 million in the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.1 million, or 0.6%. Personnel and personnel related expenses decreased $0.6 million in the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to a redeployment of Olapic employees to either sales or development related activities from the administrative organization in connection with our Olapic integration strategy. This was partially offset by increased software expense, of $0.5 million generally due to increased headcount, period over period.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.0 million and $0.9 million in the three months ended September 30, 2017 and 2016, respectively, an increase of $0.1 million, or 8.4%.

Interest Expense, Net

Interest expense, net of interest income was $0.7 million and $0.4 million in the three months ended September 30, 2017 and 2016, respectively, an increase of $0.3 million, mainly due to a full quarter of interest expense on our borrowings under our revolving line of credit for the acquisition of Olapic on August 9, 2016.

Loss on Foreign Exchange

Losses on foreign exchange were $1.4 million and $0.4 million in the three months ended September 30, 2017 and 2016, respectively, an increase of $1.0 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the three months ended September 30, 2017, the loss was primarily due to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.1 million and a gain of $0.1 million in the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.2 million, due to our 30-day forward currency contracts.

Provision for Income Taxes

During the three months ended September 30, 2017 and 2016, our effective tax rate was 68.5% and 52.7%, respectively. The increase in our effective rate for the three months ended September 30, 2017 included 40.7% for non-deductible expenses, as compared to 17.6% for the same period in 2016. The increase is due to non-deductible deferred compensation associated with the Olapic acquisition. The effective tax rate for the three months ended September 30, 2017 included an expense of 6.4% related to a net shortfall on stock compensation. We adopted ASU 2016-09, Improvements to Employee Share-Based Payments on January 1, 2017 which specifies that all tax effects related to share based payments will be recorded through the income statement. There was no similar item in the same period in 2016, as these items were recorded to equity prior to the adoption of this standard. The effective tax rate for the third quarter of 2017 included a benefit of 9.5% for research credits, as compared to 2.8% in the same period in 2016. State and local income taxes, net of federal tax benefit, provided a benefit of 4.3% in the third quarter of 2017, as compared to a charge of 10.9% in the same period in 2016, mainly due to adjustments to our deferred state tax balances, which resulted from changes in our estimated state tax rate.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth items in the condensed consolidated year-to-date statements of operations as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
Revenue:
Creative Professional	54.0%	49.8%
OEM	46.0	50.2

Total revenue	100.0	100.0
Cost of revenue	16.8	16.2
Cost of revenue—amortization of acquired technology	1.5	2.4

Total cost of revenue	18.3	18.6

Gross profit	81.7	81.4
Marketing and selling	38.9	30.0
Research and development	16.3	14.0
General and administrative	19.9	19.1
Amortization of other intangible assets	1.8	1.6

Total operating expenses	76.9	64.7

Income from operations	4.8	16.7
Interest expense, net	1.2	0.4
Loss on foreign exchange	2.7	0.5
Loss (gain) on derivatives	0.2	(0.2)

Total other expense	4.1	0.7
Income before provision for income taxes	0.7	16.0
Provision for income taxes	0.9	6.4

Net (loss) income	(0.2%)	9.6%

Revenue by Market. The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016
Creative Professional	$92,234	$75,170	$17,064
OEM	78,539	75,634	2,905

Total revenue	$170,773	$150,804	$19,969

Revenue

Revenue was $170.8 million and $150.8 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $20.0 million, or 13.2%.

Creative Professional revenue increased $17.1 million, or 22.7%, to $92.2 million for the nine months ended September 30, 2017, as compared to $75.2 million in the same period in 2016, mainly due to revenue from Olapic and continued growth in sales of recurring licenses and digital ad revenue.

OEM revenue was $78.5 million and $75.6 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $2.9 million, or 3.8%. Revenue from our printer imaging electronic OEM customers increased period over period, due to $6.1 million of one-time benefits as we continue to convert customers to fixed fee contracts from royalty bearing contracts, and increased revenue from our display imaging consumer electronic OEM customers, partially offset by decreased revenue from our independent software vendor customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $28.6 million and $24.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $4.2 million, or 17.0%. The increase in cost of revenue, excluding amortization of acquired technology, is partially due to both product mix and an increase in revenue, period over period. In the nine months ended September 30, 2017, cost of revenue included a full nine months of costs from our Olapic business which we acquired on August 9, 2016 and a larger proportion of our Creative Professional revenue, as compared to the same period in 2016. As a percentage of revenue, cost of revenue, excluding amortization of acquired technology, was 16.8% and 16.2% of total revenue in the nine months ended September 30, 2017 and 2016, respectively.

Amortization of acquired technology was $2.6 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1.0 million, or 26.3%, primarily due to an asset that became fully amortized in October 2016.

Gross profit was 81.7% and 81.4% in the nine months ended September 30, 2017 and 2016, respectively, an increase of 0.3 percentage points, mainly due to variations in product mix, net of decreased amortization of acquired technology. In the nine months ended September 30, 2017, as compared to the same period in 2016, our gross profit included a higher proportion of Creative Professional revenue in our mix of total revenue which typically has a higher associated cost than OEM, partially offset by improved margins on our Creative Professional revenue with enterprise customers. Our Creative Professional revenue has grown organically and from the acquisition of Olapic. In the nine months ended September 30, 2017, Creative Professional revenue increased as a percentage of total revenue to 54.0% of total revenue, as compared to 49.8% of total revenue in the same period in 2016.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $21.1 million, or 46.7%, to $66.4 million for the nine months ended September 30, 2017, as compared to $45.3 million in the same period in 2016. Personnel and personnel related expenses increased $17.1 million in period over period, mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, and increased variable compensation due to the increased revenue, period over period. Increased software and rent expense, primarily due to increased headcount, contributed $2.7 million to the overall increase in marketing and selling expense, in the nine months ended September 30, 2017, as compared to the same period in 2016. Marketing spending increased $0.6 million, period over period, primarily due to our acquisition of Olapic and targeted campaigns. Consulting expenses increased $0.6 million in the nine months ended September 30, 2017, as compared to the same period in 2016, due to the timing of activities.

Research and Development. Research and development expense increased $6.7 million, or 31.6%, to $27.8 million in the nine months ended September 30, 2017, as compared to $21.1 million for the nine months ended September 30, 2016. Personnel and personnel related expenses increased $5.4 million in the nine months ended September 30, 2017, as compared to the same period in 2016, mainly due to increased headcount in connection with our acquisition of Olapic, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development in the third quarter of 2017, as compared to the same period in 2016. Increased infrastructure expenses contributed $0.7 million to the increase in research and development, period over period, a result of increased headcount and the addition of Olapic. Consulting expenses increased $0.4 million in the nine months ended September 30, 2017, as compared to the same period in 2016.

General and Administrative. General and administrative expense increased $5.2 million, or 18.0%, to $34.0 million in the nine months ended September 30, 2017, as compared to $28.8 million in the nine months ended September 30, 2016. Personnel and personnel related expenses increased $3.0 million in the nine months ended September 30, 2017, as compared to the same period in 2016, primarily the result of key hiring and the addition of Olapic. Software and depreciation expense together increased $1.9 million, period over period, mainly due to the addition of Olapic.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.0 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.6 million, or 26.2%, mainly due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income was $2.0 million and $0.5 million in the nine months ended September 30, 2017 and 2016, respectively, an increase of $1.5 million, mainly due to nine months of interest expense on our borrowings under our revolving line of credit for the acquisition of Olapic on August 9, 2016.

Loss on Foreign Exchange

Losses on foreign exchange were $4.5 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $3.7 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the nine months ended September 30, 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.3 million and a gain of $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $0.6 million, due to our 30-day forward currency contracts.

Provision for Income Taxes

For the nine months ended September 30, 2017 and 2016, our effective tax rate was 123.9% and 40.1%, respectively. The increase in our effective rate for the nine months ended September 30, 2017 included 55.9% for non-deductible expenses, as compared to 5.5% for the same period in 2016. The increase is due to non-deductible deferred compensation associated with the Olapic acquisition and also due to the fact that the impact of the non-deductible expenses as a percentage of pre-tax income is higher in 2017 as compared to 2016, as a result of the decrease in overall pre-tax income. The effective tax rate for the nine months ended September 30, 2017 included an expense of 61.5% related to a net shortfall on stock compensation. We adopted ASU 2016-09, Improvements to Employee Share-Based Payments on January 1, 2017 which specifies that all tax effects related to share based payments will be recorded through the income statement. There was no similar item in the same period in 2016, as these items were recorded to equity prior to the adoption of this standard. State and local income taxes, net of federal tax benefit, provided a benefit of 18.0% in the nine months ended September 30, 2017, as compared to a charge of 3.4% in the same period in 2016, mainly due to adjustments to our deferred state tax balances, which resulted from changes in our estimated state tax rate.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $79.5 million and a $150.0 million revolving credit facility, of which there was $96.0 million of outstanding borrowings. On August 30, 2016, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through December 31, 2017. In the nine months ended September 30, 2017, we used $6.4 million in cash to purchase shares under the plan and in the year ended December 31, 2016, we used $5.6 million in cash to purchase shares under the plan. At September 30, 2017, the plan has $12.9 million available for future purchases. Olapic has, and will continue to operate at a net loss in the near term. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$20,739	$31,947
Net cash used in investing activities	(5,326)	(122,044)
Net cash (used in) provided by financing activities	(28,414)	99,833
Effect of exchange rates on cash and cash equivalents	1,107	327

(Decrease) increase in cash and cash equivalents	$(11,894)	$10,063

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

We generated $20.7 million in cash from operations during the nine months ended September 30, 2017. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, loss on debt extinguishment, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $26.1 million in cash. Increased prepaid expenses and other assets combined with decreased accounts payable, offset by an increase in accrued expenses and other liabilities, used $2.2 million, which is mainly due to the timing of payments. Accrued income taxes used $0.3 million during the nine months ended September 30, 2017. Increased accounts receivable, coupled with decreased deferred revenue used $2.9 million net in cash, which is mainly due to the timing of customer payments.

We generated $31.9 million in cash from operations during the nine months ended September 30, 2016. Net income, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, share based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $38.9 million in cash. In connection with the acquisition of Olapic Inc. on August 9, 2016, we used $9.0 million to fund an escrow account to be used for future payments due in 2018 and 2019 under the Merger Agreement. Accrued income taxes generated $0.9 million during the nine months ended September 30, 2016. Deferred revenue, net of increased accounts receivable generated $1.5 million net in cash, which is mainly due to the timing of a large contract signing. Increases in accrued expenses and other liabilities, and prepaid expenses and other assets, combined with a decrease in accounts payable used $0.4 million net in cash, which is mainly due to the timing of payments.

Investing Activities

During the nine months ended September 30, 2017, we used $5.3 million in investing activities mainly for the purchase of property and equipment. During the nine months ended September 30, 2016, we used $122.0 million in investing activities for the purchase of $1.6 million of property and equipment and $120.4 million for acquisitions.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017 was $28.4 million. We received cash from the exercises of stock options of $1.0 million. We paid cash dividends of $14.0 million, and paid $9.0 million on our outstanding revolving line of credit. We also purchased $6.4 million in treasury stock in the nine months ended September 30, 2017.

Cash generated from financing activities for the nine months ended September 30, 2016 was $99.8 million. Cash borrowed from our revolving Credit Facility for the acquisition of Olapic, Inc. generated $110.0 million. We received cash from the exercises of stock options of $2.4 million and the excess tax benefit on stock options provided $0.4 million. We paid cash dividends of $13.0 million in the nine months ended September 30, 2016.

Dividends

On July 26, 2017 our Board of Directors approved a $0.113 per share or $4.7 million, quarterly cash dividend on our outstanding common stock. The record date was October 2, 2017 and the dividend was paid to shareholders of record on October 20, 2017. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 26, 2017, the Company’s Board of Directors approved a $0.113 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2018 and the dividend is payable to shareholders of record on January 22, 2018.

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

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2017, our rate, inclusive of applicable margins, was 2.8% for LIBOR, and at December 31, 2016, our rate, inclusive of applicable margins, was 2.5% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $96.0 million at September 30, 2017, and $105.0 million at December 31, 2016. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement, leaving $53.5 million and $44.5 million available for borrowing at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.47:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 6.57:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of September 30, 2017.

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,261	$2,425	$(310)	$14,436
Provision for income taxes	2,737	2,707	1,609	9,671
Interest expense, net	699	351	2,056	549
Depreciation and amortization	3,098	3,343	9,271	9,114

EBITDA	$7,795	$8,826	$12,626	$33,770
Share based compensation	5,271	5,306	15,294	12,705
Non-cash add backs	—	—	—	—
Restructuring, issuance and cash non-operating costs	202	19	198	497
Acquisition expenses	—	1,125	—	1,125

Adjusted EBITDA(1)	$13,268	$15,276	$28,118	$48,097

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of operations impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and share based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt and we have had a significant amount of debt in the past, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2017.

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

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,261	$2,425	$(310)	$14,436
Interest expense, net	699	351	2,056	549
Other expense, net	1,444	272	4,858	479
Provision for income taxes	2,737	2,707	1,609	9,671

Income from operations	$6,141	$5,755	$8,213	$25,135
Depreciation and amortization	3,098	3,343	9,271	9,114
Share based compensation	5,271	5,306	15,294	12,705
Acquisition-related compensation(1)	1,407	1,077	4,221	2,233

Net adjusted EBITDA(2)	$15,917	$15,481	$36,999	$49,187

(1)	For the three months ended September 30, 2017 and 2016, the amount includes $0.5 million and $0.6 million, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $0.9 million and $0.5 million, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition. For the nine months ended September 30, 2017 and 2016, the amount includes $1.6 million and $1.7 million, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $2.6 million and $0.5 million, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition.
(2)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure, has material limitations since it excludes the statement of operations impact of depreciation and amortization expense and share based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

The following table presents a reconciliation from net income (loss) per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income (loss) per diluted share	$0.03	$0.06	$(0.01)	$0.35
Amortization, net of tax of $0.03, $0.03, $0.12 and $0.06, respectively	0.01	0.03	0.03	0.09
Share based compensation, net of tax of $0.09, $0.07, $0.31 and $0.13, respectively	0.04	0.06	0.07	0.20
Acquisition-related compensation, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(1)	0.04	0.03	0.11	0.06

Non-GAAP earnings per diluted share(2)	$0.12	$0.18	$0.20	$0.70

(1)	For the three months ended September 30, 2017 and 2016, the amount includes $0.5 million, or $0.01 per share, and $0.6 million, or $0.02 per share, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $0.9 million, or $0.02 per share, and $0.5 million, or $0.01 per share, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition. For the nine months ended September 30, 2017 and 2016, the amount includes $1.6 million, or $0.04 per share, and $1.7 million, or $0.04 per share, respectively, of expense associated with the deferred compensation arrangement resulting from an amendment to the Swyft Merger Agreement and $2.6 million, or $0.07 per share, and $0.5 million, or $0.01 per share, respectively, of expense associated with the deferred compensation arrangement with the founders of Olapic in connection with the acquisition.
(2)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure, has material limitations since it excludes the statement of operations impact of amortization expense and share based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Share based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Acquisition-related compensation and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate securities and municipal securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $18.5 million and $16.4 million at September 30, 2017 and December 31, 2016, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2017 and December 31, 2016, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and nine months ended September 30, 2017 and 2016, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At September 30, 2017 and December 31, 2016, the Company had borrowings under our revolving Credit Facility of $96.0 million and $105.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at September 30, 2017 our rate was 2.8% for LIBOR. A 10% increase in the rate would have increased our interest expense by $0.1 million.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended September 30, 2017 and 2016, revenue from customers outside the United States, primarily EMEA and Japan, comprised 53.8% and 51.9%, respectively, of our total revenue. The effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $2.3 million, decreased expenses by $2.7 million and increased operating income by $0.5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2017 and 2016, revenue from customers outside the United States, primarily EMEA and Japan, comprised 56.3% and 57.5%, respectively, of our total revenue. The effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $6.7 million, decreased expenses by $7.8 million and increased operating income by $1.2 million for the nine months ended September 30, 2017. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2017, we had one 30-day forward contract to sell 2.6 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value, and at December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be negatively affected as a result of the actions of activist stockholders.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. On October 6, 2017, we were notified that various funds affiliated with Starboard Value, BLR Partners LP and FMLP Inc. (collectively, the “Starboard Group”), have obtained a significant stake in our Company for the purposes of (i) engaging in discussions with the Company regarding operating results, cost and capital allocation, opportunities to enhance stockholder value and corporate governance, (ii) taking all action necessary to achieve the foregoing and (iii) taking any other actions the Starboard Group determines to undertake in connection with their respective investment in the Company, including, but not limited to, a potential solicitation of proxies in furtherance of seeking representation on the Board of Directors of the Company. Considering and responding to any proposals from the Starboard Group or any other activist stockholders, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. We expect to incur significant legal and advisory fees in the fourth quarter of 2017 related to the activist stockholder matters. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and service providers, make it more difficult to attract and retain qualified personnel, and cause our stock price to experience periods of volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 4, 2017 to July 28, 2017(3)	210,321	$16.90	196,989	$13,622,045
August 2, 2017 to August 31, 2017	35,764	$9.52	18,000	$13,280,506
September 1, 2017 to September 29, 2017(3)	31,306	$14.73	18,000	$12,943,743

Total	277,391	$13.72	232,989	$12,943,743

(1)	The Company repurchased unvested restricted stock at zero cost in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Award Plan”), or the Second Amended and Restated 2010 Inducement Plan (“2010 Inducement Plan”). The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on August 30, 2016. The Company purchased the shares on the open market at prevailing prices.
(3)	The Company withheld 505 shares and 6,916 shares of vested restricted stock for payment of taxes associated with the vesting in July and September, respectively.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: November 1, 2017	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2017	By:	/S/ ANTHONY CALLINI
Anthony Callini
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)