Form 10-K
period 2017-12-31
Monotype Imaging Holdings Inc.
filed 2018-02-27
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2017 was approximately $578,250,116 (assumes officers, directors, and all shareholders beneficially owning 10% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 20, 2018 was approximately 41,560,522.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

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

Overview

We are a leading global provider of design assets, technology and expertise that are designed to enable the best user experiences, ensure brand integrity and help companies engage their best customers. Monotype empowers expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. These professionals sit at globally recognized organizations or are independent creatives who support these organizations. We support their efforts by producing compelling content that builds beloved and valued brands, providing technology that cultivates meaningful engagement with their brand enthusiasts, and providing intelligence and insight through the measurement of content performance.

At the highest level, we organize our business operations into two areas:

Creative Professionals—Our focus is to help companies provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and technologies that facilitate engagement with a company’s best customers, are licensed through our direct sales channel, e-commerce and partner platforms. We work with a wide range of customers worldwide, including brands, agencies and publishers.

OEM—Our focus is to provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers, automotive displays, mobile phones, navigation devices, e-book readers, tablets, digital cameras, digital televisions, set-top boxes, consumer appliances and Internet of Things devices, as well as provide a high-quality text experience in numerous software applications and operating systems.

Our principal office is located in Woburn, Massachusetts, with regional offices in San Francisco, Los Altos and Los Angeles, California; Boulder, Colorado; Elk Grove Village and Chicago, Illinois; New York, New York; Cordoba, Argentina; Salfords and London, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; Shanghai and Hong Kong, China; Seoul, Republic of Korea; and Tokyo, Japan.

Industry Overview and Market Opportunity

As global communication and commerce continue to advance, individuals now have greater access to information than ever before. As a result, digital – and especially, mobile digital – continues to be the dominant source for media consumption. This has created a digitally tethered consumer, emboldened to direct what information they see and how they receive it. The resulting shift in the consumers’ balance of power has dramatically altered traditional marketing paradigms for marketers and advertisers.

This digital transformation introduced a glut of new distribution channels by which marketers reach their intended audiences. This, coupled with increased complexity around media consumption due to a proliferation of devices, screens and operating platforms, has put pressure on organizations to modernize their technology and increase the level of digital expertise across the entire organization. Business strategies and capabilities designed by business leaders and creative professionals at organizations today now require a digitally-oriented-first approach.

Today’s creative professionals—including brand managers, agencies and other marketing professionals— are challenged with a complex blend of offline and online communication channels, a myriad of platforms available for consuming content, and a change in consumer preference for more personalized messaging that has made designing and managing a global brand highly complex. Creative professionals require an abundance of content, delivered seamlessly across online and offline platforms, that is engaging, on brand, and relevant to its intended audience. For device manufacturers, the challenge is ensuring both the brand assets and design deploy everywhere with the look-and-feel the author intended.

Our customers turn to us for design assets, technology and expertise, which address the needs of an ever-changing landscape, whether they are content creators, the marketers distributing the content, or the consumer device manufacturers and independent software vendors and developers who enable the consumption of content. These customers use our products to enhance user experiences, create compelling digital and print content, and provide platforms for using content to engage their best customers as brand advocates.

Content Creators

Content creators include brands, advertising agencies, graphic designers, printers, publishers, and non-professional creators of content (such as social media users, designers, bloggers and self-publishers). Content creators produce digital and/or printed material, and they seek creative ways to convey meaning and differentiate identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend their brand into new markets. The challenge is to ensure that branding efforts are reflected consistently in every communication, regardless of media. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which travel with the content to a user’s connected device for consistent viewing regardless of the environment, are an example of a solution that addresses the needs of creative professional customers. Social media and messaging platforms offer a wide range of opportunities for consumers (non-professional creatives) to express a personal brand. Stickers, emojis and fonts allow consumers to communicate who they are in fun and expressive ways and, when their use is monitored and reported, also provide analytics back to the brand.

Marketers

Marketers are facing new challenges. Traditional media channels for reaching consumers, such as broadcast television, are losing their audience. A proliferation of digital media channels for consuming content has forced marketers to reshape their strategies to better serve a mobile-first, multi-screen marketing landscape. The content is on-demand and has a heavy social component through which consumers interact with the content and other consumers. Marketers need to have compelling content in order to participate in these channels without being viewed as intrusive or inauthentic. Two positive aspects of the changing landscape are that consumers are actively seeking to align with brands they view as reflecting their values and that these media platforms (including social and messaging platforms) offer more direct data on their users and their interaction with the content. Marketers now have an opportunity to make their best customers advocates of the brand. The content that these users create (broadly defined in the industry as user-generated content or “UGC”) allows consumers to provide an authentic voice for promoting brands, since the brand earns it through customer loyalty rather than paying for it. Similarly, marketers have the opportunity to provide branded content to these customers who want to show their support. With the right technology platforms, marketers can measure these interactions and refine their programs to optimize the return on their marketing expenses.

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

•

Over the past five to seven years, the commercialization of augmented reality and virtual reality (“AR/VR”) across consumer, enterprise and government applications has sparked a need for text stabilization and improved display. This better text display helps to reduce the physical discomfort some experience in these immersive experiences as well as enables improved brand personalization and fidelity – both of which ease technology adoption among new user groups.

The market for laser printers and digital copiers is more mature than the rest of the consumer device market. As a result, the least expensive end of the market has become more commoditized. Laser printer manufacturers are responding by increasing the functionality of their products with advances such as a larger number of embedded fonts, enhanced control panel functionality, and creating new printing paradigms and services offerings, including mobile printing and managed print services. Comprehensive global text solutions and related technologies continue to be an important part of printing platforms.

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

Our Products

Monotype’s product offering, primarily delivered through a term-based license or a software-as-a-service (SaaS) subscription, allows content creators and marketers to produce beautiful, authentic and impactful brands on any screen, in print or across the web.

Design Assets and Related Technology Solutions

Type at the Forefront

•

The core of our business, the Monotype® Libraries, comprises some of the largest and most trusted inventories of typefaces. The library is made up of more than 14,000 typefaces, including some of the world’s most well-known designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF® Meta® and Droid™ typefaces.

•

The Monotype Library Subscription is an easy-to-use font subscription service that provides individuals, designers and small teams with the ability to discover, access, install and use typefaces from the Monotype Library. This provides customers with access to more than 10,000 of the world’s most popular typefaces, from more than 2,500 typeface families. As part of the offering, our hinted web fonts are designed especially for the online environment, providing web designers and content developers with type that upholds a high display quality in any browser.

•

The Monotype Enterprise License offers typeface experimentation and a license model for enabling global brand fidelity in any environment. It is designed to give brands and agencies the flexibility and dependability they need to create beautiful, consistent brand expressions. For an annual fee, customers can install desktop fonts from a collection of fonts from the Monotype Library and utilize those in a variety of scenarios such as desktop, digital ads, mobile applications, including AR/VR, web fonts and even our embedded printer and screen imaging software for scaling fonts and overall type legibility on devices. This subscription model gives Monotype the flexibility to continue to innovate and bring additional value to our customers over time. It also offers access to underlying technologies previously only available through individual licenses, including our printer and screen imaging software.

•	FontExplorer® X Pro and FontExplorer X Server font management solutions provide powerful, flexible and easy-to-use capabilities for managing and accessing fonts.

Screen Imaging Technologies

•

iType® font scaling engine renders high-quality display of text in every major language and in any size on memory-constrained devices, including, but not limited to, automotive displays, AR/VR, mobile phones, e-readers, tablets, set-top boxes and digital cameras, and is fully compatible with the industry-standard TrueType® and OpenType® font formats.

•	iType Connects streamlines the development process by providing a pre-integrated solution for common consumer device platforms, such as FreeTypeTM.

•

WorldType® Layout Engine enables consumer devices to accurately compose, position and render multilingual text, including text composed in complex writing systems such as Indic, Arabic and Hebrew scripts.

•	WorldType Shaper product provides customers with existing layout systems the ability to integrate intelligent shaping and bidirectional capabilities to support complex scripts.

•

Monotype® Spark™ software is a powerful type and technology solution for developing high-quality, scalable text interfaces in low-end platforms with limited run-time memory. Designers and engineers use the Monotype Spark software to create flexible, scalable text displays in low and mid-end devices like wearables, medical devices and low-to-mid-end automotive clusters, without investing a substantial amount of work or money in additional hardware or memory. Monotype Spark software makes the type on these devices more beautiful and enables product manufacturers to keep development costs low and create an easy path to scale devices to support new languages and character sets in the future.

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

•

Our e-commerce websites including myfonts.com, fonts.com, linotype.com and fontshop.com offer thousands of high-quality font products, including our own libraries as well as fonts from third parties. Our sites attracted more than 50 million visitors in 2017 from over 200 countries and territories.

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

Marketing Solutions for Brand Engagement

Global Brand Engagement and Social Endorsement through Mobile and Digital Channels

•

Olapic’s earned content platform amplifies engagement and performance in every channel with curated, high-converting images and videos taken by a particular brand’s actual customers. Olapic helps solve the lack of high quality, high-performing content and the associated cost to create valuable content, commonly referred to as content crunch, for marketers by tapping into the brand loyalists to provide high performing visual assets.

•

Olapic’s Content in Motion platform turns existing images into short-form video content, increasing efficiency and extending the value of a brand’s visual asset library. With both custom motion graphic or branded on-demand templates available, Content in Motion provides a video solution that scales across teams and brand needs.

•

Olapic’s Creator Platform is an influencer and professionally generated content platform that manages a private network of influencers, ambassadors & creators who source visual assets for a brand. The Creator Platform helps remove the manual work from these processes using a CRM and logistics engine to centralize influencer relationships, contributed content, and performance reporting.

•

Swyft Media’s innovative Mobile Engagement Platform gives advertisers and brands an opportunity to use branded content like emojis, digital stickers, GIFs, photo frames, lenses, photo filters, chat and videos to reach and engage millennials and young consumers in the places they spend the most time—mobile and social apps. This content lets consumers act as brand advocates through their social endorsement while also helping brands identify their most supportive customers.

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

Competitive Strengths

Design Assets. Our design assets serve varying needs within diverse organizations. Our rich, multi-language font IP and embedded font technology are crucial to our OEM customers who manufacture high-volume consumer devices that require superior multilingual legibility in support of multimedia functionality and multinational distribution. That same font IP is used to build a brand’s identity (at a corporate or product level). Our Monotype Libraries, comprised of the Monotype, Linotype, ITC, Ascender, FontFont and Bitstream type collections, are some of the world’s best known inventories of type. Our selection is continuously expanding, adding even more fonts from some of the world’s best type designers. Today, we offer more than 139,000 typeface designs, featuring a rich blend of timeless classics and cutting-edge designs, which support more than 250 Latin and non-Latin languages. Our UGC technology enables brands to extract highly authentic content in the form of photos and videos from users on social media platforms at scale. This content can be used in marketing programs to better connect with intended audiences and improve marketing outcomes. Our mobile messaging IP and technology is vital to those marketers looking to cultivate meaningful engagement with brand enthusiasts across the world’s leading messaging platforms.

Expertise, Experienced Leadership and Employee Base. Our expertise in software engineering and font design gives us a strong foundation to meet the challenges of today’s consumer environments. We are home to some of the world’s top type designers who provide expert consultation and custom design services to help customers articulate their distinctive brand values. We have deep domain expertise and engineering skills in mobile messaging and visual content marketing through our acquisitions of Swyft Media and Olapic. Our experts work closely with customers to achieve goals like developing successful, engaging brands. Our employee base includes some of the world’s most experienced professionals who intimately understand typefaces and software.

Established Relationships with Market Leaders. Several of our customer relationships date back 25 years or more. Our OEM customers are many of the largest and most successful companies in each of the markets they serve. In the consumer device space, we provide solutions to market leaders like Google, Apple and Microsoft. In the laser printer market, our customers include eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide. Our Creative Professional customers include major international retail, consumer packaged goods, financial services, media, publishing and marketing solutions companies, such as Hearst Magazines and Pearson, as well as major design firms.

Global and Multi-Channel Presence. Our customers are located throughout the world. In 2017, 2016 and 2015, 56.9%, 58.3% and 45.5% of our revenue, respectively, was derived from sales by our customers located in the United Kingdom, Germany, China and Japan. With our enterprise sales associates covering North America, EMEA, and APAC coupled with our websites, including myfonts.com, fonts.com, fontshop.com and linotype.com, we provide a footprint and sales channel designed to fit any customer’s needs. We support all of the world’s major languages and have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumers of consumer devices, and we have more than 25 years of experience partnering with leading Asian companies such as Ricoh, Toshiba and Kyocera Mita.

Attractive Business Model. We have a significant, predictable base of licensing revenue that is based, in part, on multi-year financial commitments by our customers, mainly due to our established relationships with OEMs, the high volume of web transactions and growing recurring direct business. Other revenue contracts have renewable term licenses, and in Creative Professional, our Olapic offering is a subscription-based model, providing a recurring stream of revenue. The high volume of low-dollar web transactions runs at a predictable rate, which together lends to an overall recurring and predictable revenue base of over approximately 85% of our total revenue.

Technological and Intellectual Property Leadership. Our technologies are key to providing unique, flexible and comprehensive solutions for content creation, distribution and consumption, and we continue to invest in extending our technology and market leadership positions. For example, the flexibility of our offerings enables us to provide tailored, comprehensive solutions for specific industries, such as the automotive industry. In addition, our Olapic technology platform for gathering, moderating, distributing and measuring user-generated content and other types of branded content, when combined with our traditional offerings, provides our customers a unique solution for designing content and using that content for marketing purposes.

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

From creating compelling brand experiences to cultivating engaging relationships between brands and their best customers, we strive to be the first place to turn for the design assets, technology and expertise that empower brand engagement and the best user experiences. Following are the key components of our strategy:

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

Our customers’ creative needs are not limited to fonts. Just as distribution environments have grown in complexity, so too have the forms of content to which consumers respond. Consumers find content that they view as authentic (as opposed to staged) as more attractive. To that end, our strategy includes offering design assets and other types of content that meet this requirement. User-generated photos and videos, which reflect consumers’ interpretation of the brand, and branded assets such as emoji, which allow consumers to express themselves using a brand’s imagery, are examples of how Monotype is expanding its offering to meet these broader creative requirements.

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

In addition, mobile messaging apps, photo sharing apps and other social platforms have become the backbone for communicating in today’s world, especially among younger consumers. In these environments, consumers are eager to personalize their text messages and their posts with branded content such as digital stickers and emojis. Our Mobile Engagement Platform provides value to stakeholders across the mobile messaging ecosystem and provides access to many of the top messaging applications platforms through partnerships, including with Apple’s iMessage and Google. Brands and advertisers are able to reach consumers through branded, monetizable content that is integrated within the social experience. In addition, consumers are able to take advantage of shareable, branded content such as digital stickers and emojis to express themselves.

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

Independent Software Vendors and Developers

Expand Support of ISVs to All Deployment Environments. Our core offering to ISVs and developers consists of providing fonts, custom typefaces and rendering technologies for language coverage, platform compatibility, user experience enhancement and creative expression. Options for accessing and deploying our software and applications have expanded from on-device to secure cloud-based services and combinations of the two. New environments such as AR/VR require our customers to display content in ways not envisioned previously. Our AR/VR solution enables ISVs to create a robust text experience within these applications. Our ISV strategy is to license our fonts and tools to provide the flexibility ISVs need to create compelling offerings for devices like tablets, smartphones and medical devices.

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

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to selectively pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our time to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio. We believe that the market for our solutions is still fragmented. We have a demonstrated track record of identifying, acquiring and integrating companies that enhance our intellectual property portfolio. Our acquisition on August 9, 2016 of Olapic, Inc., a privately-held earned content platform company, has diversified and expanded our offering. In addition, in 2017 we created a strategic partnerships team to focus on integrating our design assets and technologies into larger platforms that our customers use for design and marketing tasks. This team also seeks to expand distribution of our offering through third-party marketplaces and ecommerce sites.

Our Customers

We are committed to serving the design and marketing needs of our customers. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. In 2017, 2016 and 2015 our revenue in these two markets was as follows (in thousands):

	2017		2016		2015
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$130,595	55%	$102,381	50%	$88,074	46%
OEM	105,194	45%	101,060	50%	104,345	54%

Total	$235,789	100%	$203,441	100%	$192,419	100%

Our solutions are embedded in a broad range of consumer devices and are compatible with most major operating environments. We partner with operating system and software application vendors such as Google, Apple, Microsoft, Oracle and Access. Additionally, we are an active participant in the development of industry standards which pave the way for support of advanced typographic capabilities across multiple devices. We are active in the development of various technology standards, including the ISO/IEC core font technology standardization work through our participation in the ISO MPEG Committee; various projects coordinated by W3C that include Web Fonts Working Group, CSS Working Group and Publishing Working Group; and Interactive Advertising Bureau as an active participant in multiple IAB Working Groups contributing to the development of various standards and industry guidelines. We serve as a chair of the W3C Web Fonts Working Group demonstrating our commitment to ensuring that web clients and applications effectively support fonts and font technologies, ultimately bringing to web developers and end users the highest level of text quality, performance and flexibility. In the past, we also contributed to a wide variety of standardization activities including the developments of hardware-accelerated vector graphics APIs (The Khronos Group), Java ME platforms for mobile devices (Java Community

Project), DVB Multimedia Home Platform, and IDPF EPUB e-book standards and OMA Rich Media Environment.

Our customers are among the world’s leading consumer device manufacturers and most well-known brands, including:

•	eight of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	web fonts customers including The Economist, Hyundai, Hilton and Pepsi;

•	major software companies including Microsoft, Google and Apple;

•	e-book readers/tablets, including Amazon and Kobo;

•	other multinational corporations such as Condé Nast, Lloyds TSB, Panasonic, Pearson, Sony Computer Entertainment of America, Nintendo, Activision, TiVo, Ubisoft, Adidas and Nike;

•	major international media and marketing solutions companies such as Hearst Magazines;

•	many of the top automotive brands and manufacturers including Audi, Chrysler, Fiat, Ford, Honda, Hyundai and Great Wall Motors;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba and Sharp; and

•

major consumer-packaged goods, apparel, travel and leisure, beauty, housewares and home furnishings, jewelry, and retail companies, such as Calvin Klein, eBay, Fitbit, Four Seasons Hotel, Garmin, Home Depot, H&M, Nu Skin Enterprises, REI, The Peninsula Hotels, Urban Outfitters and West Elm.

In 2017, 2016 and 2015, our top ten licensees by revenue accounted for approximately 27.3%, 30.3% and 33.5% of our total revenue, respectively. For the years ended December 31, 2017, 2016 and 2015, no customer individually accounted for more than 10% of our total revenue. For the quarters ended December 31, 2017, 2016 and 2015, no customer individually accounted for more than 10% of our total revenue.

Marketing and Selling

Our sales representatives directly target prospective clients with design, marketing and engineering requirements, focusing primarily on establishing long-term relationships. In addition, our renewals team maintains on-going relationships with existing customers and focuses on renewing specific contracts and engagements with those customers. Our e-commerce websites, myfonts.com, fonts.com, fontshop.com and linotype.com drive sales from professional and casual users.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our solutions. We promote our solutions through a combination of web content, social media outlets, public relations activities, opt-in e-mail newsletters, blogs, editorial articles, brochures, print advertising, case studies, collateral, speaking engagements, special events, exhibitions, educational programs, and attendance and participation at industry conferences and trade shows. We promote our e-commerce websites, myfonts.com, fonts.com, fontshop.com and linotype.com through a combination of affiliate programs, search engine optimization and e-mail marketing.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Further, we continue to advance our machine learning capabilities across the business. At Olapic, we leverage machine learning to streamline moderation of user-generated content for our clients by processing over 180 million images in 2017, training the Olapic platform to sort through images that are unfit for use. In type, we use machine learning to improve search and discovery of font IP for our customers that access our libraries via our ecommerce sites and applications. This aids the users in finding the right IP for their specific needs quickly and more accurately. Our research and development operations are located in Woburn, Massachusetts; Los Altos, California; Boulder, Colorado; Elk Grove, Illinois; New York, New York; Cordoba, Argentina; Salfords, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; Hong Kong, China; and Tokyo, Japan.

In 2017, 2016 and 2015, we incurred research and development expenses of $37.7 million, or 16.1% of sales, $28.9 million, or 14.2% of sales and $21.5 million, or 11.2% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 21 patents and have 24 patents pending with the U.S. Patent and Trademark Office with many also filed in foreign jurisdictions. Some of our most important patents are related to our dynamic subsetting, font compression and machine learning technologies. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our Monotype Libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including the FreeType text renderer, a product of an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with several small players in the emergent components of the content marketing space in which we participate, such as, but not limited to, Bazaarvoice, Curalate and Adobe Experience Manager Livefyre. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals.

Employees and Consultants

At December 31, 2017, we employed 734 persons. The table below provides our employees by functional area.

	Number of Employees	Percentage
Marketing and selling	313	43%
Research and development	300	41%
General and administration	121	16%

Total	734	100%

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do or may have more experience or advantages than we have in the markets in which they compete. These advantages may include, among others:

•	sales and marketing advantages;

•	the recruitment and retention of skilled personnel;

•	the establishment and negotiation of profitable strategic, distribution and customer relationships;

•	the development and acquisition of innovative software technology and the acquisition of software companies;

•	greater ability to experiment with and drive industry-wide adoption of new licensing models;

•	greater ability to pursue larger scale product development and distribution initiatives on a global basis;

•	greater financial resources;

•	substantially larger patent portfolios; and

•	operational advantages.

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

In addition, open source type software has become more widely available, including from competitors such as Google, and to the extent such type is widely adopted, the demand for our type offerings may decrease and our revenue could be adversely affected. Finally, our brand engagement product offerings compete with free products, some of which allow consumers to create their own content that may incorporate branded images. To the extent that such free products are widely adopted, the demand for our brand engagement product offerings may decrease and our revenue could be adversely affected.

As we license our design assets and technologies into new markets, some of which are just developing, we could be subject to an increased number of legal claims.

As we market and supply our products and services to new industries, such as the automotive or medical device industries, we could be subject to product liability claims by such customers or users of our customers’ products. In addition, we may become involved in the recall of a product that is alleged or deemed to be defective due to or in connection with our fonts or font technologies. The successful assertion of a product liability claim or the expenses of a recall and the damage to our reputation could have an adverse effect on our business, results of operations or financial condition. In addition, our Swyft business relies on emojis and other digital assets that may sometimes resemble a specific person and our Olapic business relies on technology and services to help our customers source user generated content that reflects their brands. While we provide our customers with the tools to seek the rights to use the user generated content, in the event those rights are not obtained, we could be involved in claims relating to the misappropriation of a third party’s intellectual property or a violation of a person’s right of privacy. Such claims may subject us to public criticism, lawsuits, and/or reputational harm, all of which could disrupt our business and expose us to increased liability and adversely affect the demand for our products and services.

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

For example, if we enter into a license agreement with a customer that permits the embedding of our fonts into an electronic document only for the purpose of viewing and printing the document, technologies, including those related to web-based fonts, may exist or may develop which allow unauthorized persons who receive such an embedded document to use the embedded font for editing the document or even to install the font into an operating system, the same as if the font had been properly licensed. Unauthorized use of our intellectual property or copying of our fonts may dilute or undermine the strength of our brands. Also, we may be unable to generate revenue from products that incorporate our type or technologies without our authorization. Monitoring unauthorized use of our solutions is difficult and expensive. A substantial portion of the consumer devices that require type or related technologies are manufactured in China. We cannot be certain that the steps we take to prevent unauthorized use of our intellectual property will be effective, particularly in countries like China where the laws may not protect proprietary rights as fully as in the United States.

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

The consumer device markets are highly competitive and consumer device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our type and technologies are a component incorporated into consumer devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. In addition, our Creative Professional business is increasingly comprised of recurring revenue, including subscription-based licensing models. We have in the past, and may in the future, need to lower our recurring license fees, either immediately or over time, to preserve customer relationships or extend use of our type or technologies. To the extent contractual license fees for any particular customer are lower in the future, we cannot be certain that we will be able to achieve related increases in the use of our type or technologies or other benefits to fully offset the effects of these reduced revenues.

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

In our OEM business, we expect that our future success will depend, in part, upon our ability to successfully transition from offering a primarily embedded software solution to a holistic offering that includes design and marketing, as well as continuing to penetrate existing markets for devices with displays including mobile devices, e-book readers, automotive displays, digital televisions, set-top boxes and consumer appliances. Our ability to grow our revenue depends upon our ability to further penetrate these markets and to successfully penetrate those markets in which we currently have no presence.

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

A significant portion of our revenue in 2017, 2016 and 2015 was derived from laser printer manufacturers. The laser printer market is a mature market and as a result, it has grown at a slower rate than other markets in which we operate. Although we have taken some steps to become less dependent on the volume of printer unit sales, our licensing revenue from OEMs is still dependent on the overall demand for printers. If sales of printers incorporating our solutions level off or decline over time, then our licensing revenue may be adversely affected.

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

We derive a large percentage of our revenue and profitability from the licensing of our type and technologies to Creative Professionals who use our fonts in the content that they create and OEMs, including ISVs. Some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these customers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements. Moreover, the terms of some of these agreements may be more favorable to us than others. If there is consolidation, for example, through acquisition, within any of the markets that we serve, our financial results may be adversely impacted. In addition, for the years ended December 31, 2017, 2016 and 2015, our top ten licensees by revenue accounted for approximately 27.3%, 30.3% and 33.5% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected.

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

The terms of our license agreements with our consumer device manufacturers vary. For example, we have fixed fee licensing agreements with certain customers, some of which may decline over time or which may not be renewed at the end of the current term. If these customers, some of whom are instrumental in setting industry standards and influencing early adoption of platforms or technology incorporating our solutions, were to increase their share of the consumer device market, under the terms of these agreements there would not be a corresponding increase in our revenue. Any change in the market share of consumer device manufacturers to whom we license our type or technologies is entirely outside of our control.

Risks Related to Our Business Operations

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in seven foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2017, 2016 and 2015, approximately 56.9%, 58.3% and 45.5%, respectively, of our total revenue was derived from operations outside the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

Our revenue is generated primarily from royalties and recurring revenues paid by customers who license our design assets and technologies. Under certain of these arrangements, our customers pay us a fee based on usage of our solutions and we rely on our licensees to accurately report their usage. We calculate our license fees, prepare our financial reports, projections and budgets and direct our licensing and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our customers are reporting accurately. We have implemented an audit program of our licensees’ records, but the effects of this program may be limited as audits are generally expensive and time consuming, and initiating audits could harm our relationships with our customers. In addition, our audit rights are contractually limited. To the extent that these customers understate or fail to report their usage of their solutions, we will not collect and recognize revenue to which we are entitled. Alternatively, we may encounter circumstances in which a customer may notify us that it previously reported inaccurate usage. In such cases, we may be required to give our customer a credit which would result in a reduction in revenue in the period in which a credit is granted, and such a reduction could be material.

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

Our adoption of the new U.S. revenue recognition accounting rules on January 1, 2018 may impact our ability to correctly and timely report our financial results. While we do not expect to encounter any issues, the quarter ending March 31, 2018 will be our first time using the system for both accounting and reporting purposes.

•	Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our business models and expose us to increased liability.

In connection with our products and services and sometimes on behalf of our customers, we and certain third party service providers with which we have business relationships may collect, use, process, store, share, retain and transfer personally identifiable information (“PII”) that is derived from the activities of our end users in various channels, including traditional, mobile and e-commerce websites, mobile and desktop applications, social media, software products, email interactions and text messaging, as well as other users of social media platforms. Transferring PII across borders is complex and in certain jurisdictions, is highly regulated. Worldwide, new laws (such as the EU General Data Protection Regulation), regulations, policies, official guidance, standards and industry self-regulatory codes governing how companies handle PII have been enacted and more are being considered that may affect or limit our ability to reach current or prospective customers, respond to requests for access to PII, or to fully implement our business models. Governments, privacy advocates, class action attorneys and the media are increasingly scrutinizing how companies collect, use, process, store, share, retain and transfer PII. Agency enforcement actions and court decisions may be binding on companies that collect, use, process, store, retain and transfer PII. As these laws, regulations, policies, guidance, standards and self-regulatory codes, evolve, along with societal norms around data privacy and information governance, they may be inconsistent from jurisdiction to jurisdiction, and complying with these emerging and changing international requirements may cause us to incur substantial costs. Further, noncompliance could result in significant penalties or legal liability, including significant financial penalties and reputational harm, and could cause us to have to change our business models or inhibit us from implementing our business models effectively.

Our compliance with privacy laws, regulations, policies, guidance, standards and self-regulatory codes, and our reputation among our end users and the public, also depend in part on our customers’ and service providers’ adherence to privacy laws and regulations and their use of the PII collected on our behalf or via our products and services in ways consistent with applicable privacy laws and consumers’ expectations. We rely on contractual representations made to us by these customers and service providers that their use of the PII collected via our products or services or on our behalf do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if these parties do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action, including significant fines.

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

Our ability to generate revenue is affected by the level of business activity of our Creative Professional and OEM customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad, could cause a decrease in consumer and/or business spending and could negatively affect the rate of growth of consumer device markets or of adoption of consumer devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for, or impair the ability of our customers to pay for, the products and services that they have purchased from us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for our products and services could decline, and our revenue and profitability could be materially and adversely impacted.

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

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. On October 6, 2017, we were notified that various funds affiliated with Starboard Value, BLR Partners LP and FMLP Inc. (collectively, the “Starboard Group”), had obtained a significant stake in our Company for the purposes of (i) engaging in discussions with the Company regarding operating results, cost and capital allocation, opportunities to enhance stockholder value and corporate governance, (ii) taking all action necessary to achieve the foregoing and (iii) taking any other actions the Starboard Group determines to undertake in connection with their respective investment in the Company, including, but not limited to, a potential solicitation of proxies in furtherance of seeking representation on the Board of Directors of the Company. Although Starboard Group significantly reduced their stake in our Company on February 16, 2018, other activists, either working alone or collectively in a group, may obtain a significant stake in our Company. Considering and responding to any proposals from activist stockholders, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. We have incurred, and expect to continue to incur in the first quarter of 2018, significant legal and advisory fees related to the activist stockholder matters. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and service providers, make it more difficult to attract and retain qualified personnel, and cause our stock price to experience periods of volatility.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	announcements by the Starboard Group or by us in response to such announcements;

•	general market or economic conditions, including factors unrelated to our operating performance or the operating performance of our competitors; and

•	other risks and uncertainties described in these “Risk Factors”.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal leased properties of the Company and its subsidiaries are listed in the table below.

Location	Principal Use	Approximate Square Feet	Lease term
Facilities Used in Current Operations

Woburn, Massachusetts, USA	Software Development, Marketing, Sales, Administrative and Corporate	42,000	Expires January 2023 with two 5-year renewal options

Noida, India	Software Development and Administrative	41,000	Expires November 2019 with two 3-year renewal options

Cordoba, Argentina	Software Development, Customer Service and Administrative	20,000	Expires November 2019

New York, New York, USA	Software Development, Marketing, Sales and Administrative	18,000	Expires September 2025 with one 5-year renewal options

We also maintain seventeen additional leased facilities in San Francisco, Los Altos and Los Angeles, California; Boulder, Colorado; Elk Grove Village and Chicago, Illinois; New York City, New York; Salfords and London, United Kingdom; Bad Homburg and Berlin, Germany; Shanghai and Hong Kong, China, Seoul, South Korea; and Tokyo, Japan. These additional offices occupy approximately 53,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

	High	Low
Period 2017:
First Quarter	$23.60	$19.15
Second Quarter	21.35	18.25
Third Quarter	19.95	17.85
Fourth Quarter	25.60	19.50
Period 2016:
First Quarter	$24.94	$21.87
Second Quarter	24.68	22.03
Third Quarter	25.12	19.04
Fourth Quarter	21.81	18.60

The closing price of our common stock, as reported by the NASDAQ Global Select Market, was $25.35 on February 20, 2018.

Holders

As of February 20, 2018, there were approximately 466 holders of record of our common stock.

Dividends

The following table sets forth, for the dates indicated, dividends declared on our common stock.

Declaration Date	Per share amount
Period 2017:
October 26, 2017	$0.113
July 26, 2017	0.113
April 27, 2017	0.113
February 15, 2017	0.113
Period 2016:
October 26, 2016	$0.110
July 26, 2016	0.110
April 26, 2016	0.110
February 8, 2016	0.110

The Company paid a total of $18.8 million and $17.5 million in dividends during 2017 and 2016, respectively. We anticipate paying cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 14, 2018, our Board of Directors declared a $0.116 per share, or approximately $4.9 million, quarterly cash dividend on our outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2017. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	982,021	$20.61	2,739,207
Equity compensation plans not approved by security holders (2)	39,367	$12.63	213,232

Total	1,021,388	$20.30	2,952,439

(1)	Includes our Third Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

(2)	Options issued in connection with our 2012 acquisition of Bitstream Inc. under Marketplace Rule 5635(c)(4) of the NASDAQ Global Select Market. In addition, 712,116 shares, 53,520 shares, 43,486 shares, 35,477 shares and 15,648 shares of restricted stock were issued in connection with the Olapic, Inc., Swyft Media, Mark Boulton Design, Design By Front Limited and Bitstream Inc. acquisitions, respectively.

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2017.

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2012 in our common stock and in the applicable indexes.

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

Issuer Purchases of Securities

Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Stock Plan, or 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. The following table provides information about purchases by the Company during the quarter ended December 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted- average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 2, 2017 to October 27, 2017(1)(2)(3)	59,661	$2.82	8,000	$12,775,111
November 1, 2017 to November 30, 2017(1)	65,622	$—	—	12,775,111
December 7, 2017 to December 31, 2017(1)(2)(3)	49,592	$11.18	16,000	12,393,569

Total	174,875	$4.67	24,000	12,393,569

(1)	The Company purchased 51,156 shares and 26,483 shares of unvested restricted stock in accordance with either the 2007 Award Plan, or the 2010 Inducement Plan in October and December, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on August 30, 2016. The Company purchased the shares on the open market at prevailing market prices. The Plan expired December 31, 2017.
(3)	The Company withheld 505 shares and 7,109 shares of vested restricted stock for payment of taxes associated with the vesting in October and December, respectively.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2017, 2016 and 2015, and as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements included elsewhere in this report. The data presented for the years ended December 31, 2014 and 2013, and as of December 31, 2015, 2014 and 2013, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Income Data:
Revenue	$235,789	$203,441	$192,419	$184,500	$166,624
Cost of revenue	38,761	32,904	30,281	28,583	23,776
Cost of revenue—amortization of acquired technology	3,529	4,672	4,448	4,574	4,560

Total cost of revenue	42,290	37,576	34,729	33,157	28,336

Gross profit	193,499	165,865	157,690	151,343	138,288
Marketing and selling	91,508	64,571	57,297	49,580	42,019
Research and development	37,663	28,915	21,477	20,684	19,897
General and administrative	46,557	42,595	33,343	23,599	19,720
Amortization of other intangibles	4,067	3,393	3,129	5,398	5,963

Total operating expenses	179,795	139,474	115,246	99,261	87,599

Income from operations	13,704	26,391	42,444	52,082	50,689
Other (income) expense:
Interest expense, net	2,722	1,227	919	1,034	1,272
Loss on extinguishment of debt	—	—	112	—	—
Other (income) expense, net	4,813	(35)	938	1,628	1,469

Total other expense	7,535	1,192	1,969	2,662	2,741
Income before provision for income taxes	6,169	25,199	40,475	49,420	47,948
(Benefit from) provision for income taxes	(5,391)	10,313	14,278	16,875	16,863

Net income	$11,560	$14,886	$26,197	$32,545	$31,085

Net income available to common stockholders—basic	$10,615	$14,395	$25,575	$31,940	$30,582

Net income available to common stockholders—diluted	$10,615	$14,394	$25,579	$31,950	$30,582

Net income per common share:
Basic	$0.27	$0.37	$0.66	$0.83	$0.81

Diluted	$0.27	$0.36	$0.65	$0.81	$0.78

Weighted-average number of common shares outstanding—basic	39,619,133	39,405,700	38,840,094	38,565,368	37,833,817
Weighted-average number of common shares outstanding—diluted	39,858,248	39,731,923	39,382,566	39,466,717	39,285,651
Cash dividends declared per common share	$0.449	$0.440	$0.400	$0.320	$0.240

	2017	2016	2015	2014	2013
Consolidated Summary Balance Sheet Data:
Cash and cash equivalents	$82,822	$91,434	$87,520	$90,325	$78,411
Total current assets	136,188	125,581	109,103	109,456	97,013
Total assets	526,050	525,020	391,787	374,458	356,359
Total current liabilities	60,187	48,486	35,288	33,473	28,318
Total debt	93,000	105,000	—	—	—
Additional paid-in capital	298,113	274,946	256,215	232,522	209,376
Total stockholders’ equity	329,368	313,978	307,182	295,113	286,875

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of design assets, technology and expertise that are designed to enable the best user experiences, ensure brand integrity and help companies engage their best customers. We empower expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. Monotype is home to some of the world’s most well-known typeface collections. We provide high-quality creative assets and technology solutions to marketers and content creators that empower our customers to achieve global brand fidelity and drive consistent user experiences across a wide variety of devices and online media. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces. We offer more than 14,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, linotype.com, and fontshop.com, which attracted more than 50 million visitors in 2017 from over 200 countries and territories, offer thousands of high-quality font products including our own fonts from the Monotype Libraries, as well as fonts from third parties.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our design assets and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Some of our revenue streams, particularly project-related and custom font design revenue where spending is largely discretionary in nature, have historically been and we expect them to continue to be in the future, susceptible to weakening economic conditions.

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

Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the year ended 2016 has been restated to conform to this presentation. Revenue for the year ended 2015 has not been restated as it is impracticable to do so.

	2017		2016
	Sales	% of Total	Sales	% of Total
United States	$101,565	43.1%	$84,895	41.7%
Europe, Middle East and Africa (EMEA)	57,147	24.2	44,770	22.0
Japan	58,566	24.8	53,620	26.4
Rest of World	18,511	7.9	20,156	9.9

Total	$235,789	100.0%	$203,441	100.0%

	2015
	Sales	% of Total
United States	$105,034	54.5%
United Kingdom	11,533	6.0
Germany	23,593	12.3
Japan	51,521	26.8
Other Asia	738	0.4

Total	$192,419	100.0%

For the years ended December 31, 2017 and 2016, revenue from customers located outside the United States comprised 56.9% and 58.3%, respectively, of our total revenue. For the year ended December 31, 2015, sales by our subsidiaries located outside the United States comprised of 45.5% of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our design assets and technology worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the years ended December 31, 2017, 2016 and 2015, our top ten licensees by revenue accounted for approximately 27.3%, 30.3% and 33.5% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2017, 2016 or 2015. For the quarters ended December 31, 2017, 2016 and 2015, no customer individually accounted for more than 10% of our total revenue.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and when the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period, or accounted for on a percentage-of-completion basis where appropriate. Web font and digital ad service revenue is mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a SaaS-based, subscription model. Company hosted subscription-based arrangements and our SaaS products are accounted for as subscription revenue, recognized ratably over the subscription period. The Company’s SaaS arrangements provide customers the right to access its hosted software applications and our customers do not have the right to take possession of the Company’s software during the hosting arrangement.

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

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of December 31. In accordance with Accounting Standards Update, ASU, No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we have opted to perform a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets. For both years presented,

2017 and 2016, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. For both years presented, 2017 and 2016, we assessed qualitative factors of our indefinite-lived intangible assets. In both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

Stock Based Compensation

We account for stock based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation or ASC 718, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

For restricted stock awards and restricted stock units issued under the Company’s stock based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, stock based compensation expense is recognized over the expected performance achievement period of individual performance milestones, when the achievement of each individual performance milestone becomes probable.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation cost of stock based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of stock based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate volatility based on our own stock price history. The expected life of awards is estimated based on actual historical exercise behavior of our employees. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on the actual annual yield.

In 2017, we elected to account for forfeitures when they occur, on a modified retrospective basis in connection with our adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures.

In 2016, forfeitures were estimated quarterly. Prior to 2016, forfeitures were estimated at the time of grant and were revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Stock based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense. Future stock based compensation expense and unearned stock based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

During the years ended December 31, 2017, 2016 and 2015, we recorded total stock based compensation of $20.3 million, $17.3 million and $13.7 million, respectively. In 2017, approximately $20.1 million of the $20.3 million was expensed, and in 2015, approximately $13.6 million of the $13.7 million was expensed. In 2016, all of the $17.3 million was expensed. See Note 13 for further details. As of December 31, 2017, the Company had $35.0 million of unrecognized compensation expense related to employees unvested stock options and employees and directors restricted share awards that are expected to be recognized over a weighted-average period of 2.4 years. Some of the restricted stock units granted are subject to performance-based vesting conditions. The vesting for those grants is based on the achievement of specific annual Company revenue targets over three consecutive years; there is no time-based vesting element to these awards. Achievement can be accelerated or cumulative, and some of the awards contain a catch up provision. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of stock based compensation expense was recorded in the consolidated statement of income. As of December 31, 2016, it was determined that two separate annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income. The remaining performance targets had not been met, and it was determined that it is not probable that the future performance criteria will be met.

Pension Plan

We account for our unfunded defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. The pension plan is closed to new participants. The pension plan covers substantially all employees of our German subsidiary who joined our German subsidiary prior to the plan closing in 2006. Benefits under this plan are based on the employees’ years of service and compensation. We fund the plan sufficiently to meet current benefits only. There are no assets associated with the plan. In each of 2017, 2016 and 2015 we paid $0.1 million to the plan participants. At December 31, 2017 and 2016, our unfunded position was $6.3 million and $5.4 million, respectively. A significant portion of the pension benefit obligation is determined based on the rate of future compensation increases, inflation and interest rates. Given the fact that the pension plan is unfunded, changes in economic and market conditions may require us to increase cash contributions in future years. In addition, changes to our assumptions may materially impact the accrued pension liability.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2017 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $26.8 million. This consists of total deferred tax liabilities of $44.5 million and net deferred tax assets of $17.7 million after providing a valuation allowance of $6.9 million.

New Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law. This legislation includes significant changes in U.S. tax law, including a reduction in the corporate tax rates and the creation of a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Accordingly, the Company recorded a current period tax benefit of $16.8 million and a corresponding reduction in the deferred tax liability. In addition, as a result of changes made by The Act related to taxation of foreign source income and the utilization of foreign tax credits, the Company recorded a valuation allowance on foreign tax credit carryforwards of $5.6 million. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information, as permitted in accordance with Staff Accounting Bulletin No. 118. The Company has recorded an initial estimate of the tax on unremitted earnings of approximately $0.2 million, net of related foreign tax credits. This amount has been further offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings is zero.

Results of Operations

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Creative Professional	55.4%	50.3%	45.8%
OEM	44.6	49.7	54.2

Total revenue	100.0	100.0	100.0
Cost of revenue	16.4	16.2	15.7
Cost of revenue—amortization of acquired technology	1.5	2.3	2.3

Total cost of revenue	17.9	18.5	18.0

Gross profit	82.1	81.5	82.0
Marketing and selling	38.8	31.7	29.8
Research and development	16.1	14.2	11.2
General and administrative	19.7	20.9	17.3
Amortization of other intangible assets	1.7	1.7	1.6

Total operating expenses	76.3	68.5	59.9

Income from operations	5.8	13.0	22.1
Interest expense, net	1.2	0.6	0.5
Loss on extinguishment of debt	—	—	0.1
Loss on foreign exchange	2.0	0.2	0.5
Loss (gain) on derivatives	0.1	(0.2)	—
Other (income) expense	(0.1)	—	—

Total other expenses	3.2	0.6	1.1
Income before provision for income taxes	2.6	12.4	21.0
(Benefit) provision for income taxes	(2.3)	5.1	7.4

Net income	4.9%	7.3%	13.6%

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

Sales by Market. We view our operations and manage our business as one segment; the development, marketing and licensing of design assets and technologies. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets Creative Professional and consumer device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	2017	2016	Increase
Creative Professional	$130,595	$102,381	$28,214
OEM	105,194	101,060	4,134

Total revenue	$235,789	$203,441	$32,348

Revenue

Revenue was $235.8 million and $203.4 million for the years ended December 31, 2017 and 2016, respectively, an increase of $32.3 million, or 15.9%.

Creative Professional revenue increased $28.2 million, or 27.6%, to $130.6 million for the year ended December 31, 2017, as compared to $102.4 million for the year ended December 31, 2016, mainly due to a full year of revenue from Olapic and continued growth in sales of recurring licenses, web font revenue and digital ad revenue.

OEM revenue was $105.2 million and $101.1 million for the years ended December 31, 2017 and 2016, respectively, an increase of $4.1 million, or 4.1%. Revenue from our display imaging consumer electronic OEM customers increased and revenue from our printer imaging electronic OEM customers increased period over period, as we continued to convert customers to fixed fee contracts from royalty bearing contracts, partially offset by decreased revenue from our independent software vendor customers.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $38.8 million for the year ended December 31, 2017, as compared to $32.9 million for the year ended December 31, 2016, an increase of $5.9 million, or 17.8%. The increase in cost of revenue, excluding amortization of acquired technology, is mainly due to increased revenue, period over period. In the year ended December 31, 2017, cost of revenue included a full year of costs from our Olapic business which we acquired on August 9, 2016 and a larger proportion of our Creative Professional revenue, as compared to the same period in 2016.

The portion of cost of revenue consisting of amortization of acquired technology was $3.5 million and $4.7 million in the years ended December 31, 2017 and 2016, respectively, a decrease of $1.1 million, or 24.4%, primarily due to an asset that became fully amortized in October 2016.

Gross Profit

Gross profit was 82.1% and 81.5% of revenue in the years ended December 31, 2017 and 2016, respectively, an increase of 0.6 percentage points, mainly due to decreased amortization of acquired technology, net of variations in product mix as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $26.9 million, or 41.7%, to $91.5 million for the year ended December 31, 2017, as compared to $64.6 million for the year ended December 31, 2016, primarily due to a full year of Olapic and investments in the Olapic business. Personnel and personnel related expenses increased $23.2 million period over period, mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, increased variable compensation due to the increased revenue and severance expense associated with our restructuring action taken in the fall of 2017, primarily to refine our go-to-market approach for Olapic. Increased software and rent expense, primarily due to increased headcount, contributed $3.3 million to the overall increase in marketing and selling expense, for the year ended December 31, 2017, as compared to the same period in 2016.

Research and Development. Research and development expense increased $8.8 million, or 30.4%, to $37.7 million for the year ended December 31, 2017, as compared to $28.9 million for the year ended December 31, 2016. Personnel and personnel related expenses increased $7.9 million for the year ended December 31, 2017, as compared to the same period in 2016, mainly due to increased headcount in connection with our acquisition of Olapic and targeted hiring, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development in 2017, as compared to the same period in 2016. Higher facilities related expenses contributed $0.9 million to the increase in research and development, period over period, a result of increased headcount and the addition of Olapic.

General and Administrative. General and administrative expense was $46.6 million for the year ended December 31, 2017, as compared to $42.6 million for the year ended December 31, 2016, an increase of $4.0 million, or 9.3%. Personnel and personnel related expenses increased $1.7 million in the year ended December 31, 2017, as compared to the same period in 2016, primarily as a result of key hiring and the addition of Olapic. Software and depreciation expense together increased $2.3 million, period over period, mainly due to the addition of Olapic.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $4.1 million and $3.4 million in 2017 and 2016, an increase of $0.7 million, or 20.0%, respectively, primarily due to our acquisition of Olapic.

Interest Expense, Net

Interest expense, net of interest income, was $2.7 million and $1.2 million in 2017 and 2016, respectively, an increase of $1.5 million, mainly due to a full year of interest expense on our borrowings under our revolving line of credit for the acquisition of Olapic on August 9, 2016.

Loss on Foreign Exchange

Loss on foreign exchange increased $4.2 million to $4.8 million in 2017, as compared to $0.6 million in 2016. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables. In 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a loss of $0.3 million and a gain of $0.5 thousand in 2017 and 2016, respectively, the net result of changes in the market value of our currency derivative contracts.

Provision for Income Taxes

Our effective tax rate was a benefit of 87.4% and a charge of 40.9% for the years ended December 31, 2017 and 2016, respectively. The 2017 effective tax rate included a benefit of 272.3% for tax rate changes due to The Act. Also in connection with The Act, the 2017 effective tax rate included a charge of 90.5% for valuation allowances provided on foreign tax credit carryforwards in 2017. The Act was enacted on December 22, 2017. The 2017 effective tax rate included a charge of 31.9% for non-deductible expenses recognized due to the Olapic acquisition and the acceleration of the contingent payments associated with the Swyft Media acquisition, compared to a charge of 7.0% in 2016. The 2017 effective tax rate included a charge of 16.4% for stock based compensation, as compared to a charge of 0.5% in 2016, primarily related to the change in accounting as a result of the adoption of ASU 2016-09, which requires that all tax effects of stock compensation be reflected as part of current period tax expense.

As of December 31, 2017, the total amount of unrecognized tax benefits was $7.1 million, as compared to a balance of $6.8 million in 2016, mainly due to increases as a result of positions taken in 2017. We classify potential interest and penalties as a component of tax expense. As of December 31, 2017 and 2016, we had $0.2 million and $0.2 million of accrued interest and penalties, respectively.

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

Operating Expenses

Marketing and Selling. Marketing and selling expense was $64.6 million and $57.3 million for the year ended December 31, 2016 and 2015, respectively, an increase of $7.3 million, or 12.7%, primarily due to personnel expenses. Personnel and personnel related expenses increased $7.8 million, mainly due to additional headcount from our acquisition of Olapic and other targeted hiring, additional compensation expense recognized on deferred compensation arrangements in connection with our acquisitions of Swyft and Olapic and restructuring actions. The increase was partially offset by a reduction in headcount due to a redeployment of certain employees at the beginning of 2016 to development related activities from our sales and marketing organization. Increased infrastructure expense due to increased headcount, contributed $0.7 million to the overall increase in marketing and selling expense, period over period. These increases were partially offset by a reduction in the use of outside consultants, resulting in a decrease of $1.1 million period over period.

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

Provision for Income Taxes

Our effective tax rate was 40.9% and 35.3% for the years ended December 31, 2016 and 2015, respectively. The 2016 effective tax rate included a charge of 7.0% for non-deductible expenses recognized due to the Olapic acquisition and the acceleration of the contingent payments associated with the Swyft Media acquisition, compared to a charge of 3.0% in 2015. The 2015 effective tax rate included a benefit of 3.2% for the reversal of reserves from the settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns, as compared to a benefit of 0.2% for the reversal of reserves in the 2016 effective tax rate. The 2016 effective tax rate included a charge of 3.2% for state and local income taxes, net of federal benefit, as compared to a charge of 1.0% in 2015. The research tax credit was a benefit of 1.9% in 2016, as compared to a benefit of 0.9% in 2015.

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

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $82.8 million and a $150.0 million revolving credit facility, of which $93.0 million is outstanding related to the acquisition of Olapic. On August 30, 2016, our board of directors approved a $25.0 million share purchase program, which provides for purchases through December 31, 2017. For the years ended December 31, 2017 and 2016, we used $7.0 million and $5.6 million in cash to purchase shares under the plan, respectively. In the year ended December 31, 2015, we used $18.2 million in cash to purchase shares in connection with our share repurchase program approved in October 2013 and completed in June 2015, after reaching the maximum cumulative spend. We also used $0.4 million in cash to purchase shares in excess of our previously approved share purchase program in 2015. In the year ended December 31, 2017, we used $18.8 million in cash for our quarterly dividend. Olapic has, and will continue to operate at a net loss in the near term. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion, and future acquisitions we might undertake. In 2018, we anticipate a significant increase in payments to advisors associated with ongoing shareholder matters.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$32,882	$40,739	$53,364
Net cash used in investing activities	(7,045)	(120,803)	(22,927)
Net cash (used in) provided by financing activities	(35,709)	85,244	(32,552)
Effect of exchange rates on cash and cash equivalents	1,260	(1,266)	(690)

Total (decrease) increase in cash and cash equivalents	$(8,612)	$3,914	$(2,805)

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

In 2017, we generated $32.9 million in cash from our operations. Net income after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs and accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany generated $36.0 million in cash. Increases in accrued expenses and other liabilities, offset by increased prepaid expenses and decreased accounts payable, generated $4.9 million in cash mainly due to increased personnel in addition to the timing of payments. Accrued income taxes generated $1.3 million during 2017. Increased accounts receivable and decreased deferred revenue used $9.3 million in cash, which is mainly due to timing.

In 2016, we generated $40.7 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs and accreted interest, stock based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany generated $46.1 million in cash. In connection with the Olapic acquisition, we used $9.0 million in cash to fund an escrow account to be used for the payments due in 2018 and 2019 under the Agreement. In addition, $0.4 million was generated from the release of funds from the Swyft Media escrow account. Increases in accounts payable, accrued expenses and other liabilities generated $12.1 million in cash mainly due to increased headcount in addition to the timing of payments. Accrued income taxes used $1.9 million during 2016. Increased accounts receivable and prepaid expenses, net of increased deferred revenue used $6.8 million in cash, which is mainly due to timing.

In 2015, we generated $53.4 million in cash from our operations. Net income after adjusting for depreciation and amortization, loss on retirement of fixed assets, loss on debt extinguishment, amortization of deferred financing costs and accreted interest, adjustment to contingent consideration, stock based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency (loss) gain on foreign denominated intercompany generated $58.5 million in cash. In connection with the Amendment to the Swyft Media Merger Agreement executed in November 2015, we used $6.2 million in cash to fund an escrow account to be used for the payments due in 2018 under the Agreement. As the balance may only be utilized for such payments, it has been classified as restricted cash in our balance sheet as of December 31, 2015 and included in operating and financing activities. Increases in accrued expenses and other liabilities, and accounts payable, combined with a decrease in prepaid expenses and other assets generated $2.0 million, which is mainly due to the timing of payments including a higher dividend accrual. Accrued income taxes generated $1.9 million during 2015. Increased accounts receivable and deferred revenue used $2.8 million in cash, which is mainly due to the timing of a couple large deals.

Investing Activities

During 2017, we used $7.0 million in investing activities for the purchase of property and equipment. During 2016, we used $120.8 million in investing activities for the purchase of $2.5 million of property and equipment and $118.3 million for acquisitions. During 2015, we used $22.9 million in investing activities for the purchase of $8.6 million of property and equipment and $14.3 million for acquisitions.

Financing Activities

Cash used in financing activities in 2017 was $35.7 million. We received cash from the exercises of stock options of $2.0 million. We paid cash dividends of $18.8 million, and paid $12.0 million on our outstanding revolving line of credit. We also purchased $7.0 million in treasury stock during 2017.

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

Dividends

Dividends are declared at the discretion of the Company’s Board of Directors and dependent on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On October 26, 2017, the Board of Directors approved a $0.113 per share, quarterly cash dividend on our outstanding common stock. The record date was January 2, 2018 and the dividend was paid to shareholders on January 22, 2018. On February 14, 2018, our Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 2, 2018 and the dividend is payable to shareholders of record on April 20, 2018.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The Company had $93.0 million and $105.0 million outstanding under the Credit Facility at December 31, 2017 and 2016, respectively. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $56.5 million and $44.5 million available for borrowings at December 31, 2017 and 2016, respectively.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2017 our rate, inclusive of applicable margins, was 3.1% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million in 2015, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.2 million of unamortized deferred financing costs associated with the pro-rata share of the prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and stock based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of December 31, 2017, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.17:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.83:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$11,560	$14,886	$26,197
(Benefit) provision for income taxes	(5,391)	10,313	14,278
Interest expense, net	2,722	1,227	919
Depreciation and amortization	12,397	12,279	10,819

EBITDA	$21,288	$38,705	$52,213
Stock based compensation	20,120	17,271	13,583
Non-cash add backs	—	—	112
Restructuring, issuance and cash non-operating costs	1,500	1,500	1,069
Acquisition expenses	—	1,125	339

Adjusted EBITDA (1)	$42,908	$58,601	$67,316

(1)

Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and stock based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt and we have had a significant amount of debt in the past and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2017 and 2016.

Non-GAAP Measures

In addition to Adjusted EBITDA as discussed above, we rely internally on certain measures that are not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets and stock based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$11,560	$14,886	$26,197
Interest expense, net	2,722	1,227	919
Other expense (income), net	4,813	(35)	1,050
(Benefit) provision for income taxes	(5,391)	10,313	14,278

Income from operations	13,704	26,391	42,444
Depreciation and amortization	12,397	12,279	10,819
Stock based compensation	20,120	17,271	13,583
Acquisition-related compensation (1)	5,739	3,869	4,164

Net adjusted EBITDA (2)	$51,960	$59,810	$71,010

(1)

The 2017 amount includes $2.2 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $3.5 million of expense associated with deferred compensation from the Olapic acquisition. The 2016 amount includes $2.5 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $1.4 million of expense associated with deferred compensation from the Olapic acquisition. The 2015 amount includes $0.4 million of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(2)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, stock based compensation and acquisition-related consideration and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Acquisition-related consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with income (loss) from operations for complete analysis of our profitability, as income (loss) from operations includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets and stock based compensation expenses. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted share in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2017	2016	2015
GAAP net income per diluted share	$0.27	$0.36	$0.65
Amortization, net of tax of $0.07, $0.08 and $0.07, respectively	0.12	0.12	0.13
Stock based compensation, net of tax of $0.15, $0.18 and $0.12, respectively	0.36	0.27	0.23
Acquisition-related compensation, net of tax of $0.00, $0.00 and $0.00, respectively (1)	0.14	0.10	0.11

Non-GAAP earnings per diluted share (2)	$0.89	$0.85	$1.12

(1)	The 2017 amount includes $2.2 million, or $0.05 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $3.5 million, or $0.09 per share, of expense associated with deferred compensation from the Olapic acquisition. The 2016 amount includes $2.5 million, or $0.06 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $1.4 million, or $0.04 per share, of expense associated with deferred compensation from the Olapic acquisition. The 2015 amount includes $0.4 million, or $0.11 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(2)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and stock based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2017 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases(1)	$20,432	$4,899	$6,773	$5,505	$3,255

(1)	See Note 15 to the audited consolidated financial statements regarding contractual obligations included in this Annual Report on Form 10-K under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $7.1 million as of December 31, 2017 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In addition to the above, we have a pension obligation under the German defined benefit pension plan. The total projected benefit obligation is $6.3 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this Annual Report on Form 10-K under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Notes 15 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $24.3 million and $16.4 million at December 31, 2017 and 2016, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2017 and 2016, there were no customers that individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of our total revenue. For the quarters ended December 2017, 2016 and 2015, no customer individually accounted for more than 10% of our total revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At December 31, 2017 and 2016, the Company had borrowings under our revolving Credit Facility of $93.0 million and $105.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at December 31, 2017 our rate was 3.1% for LIBOR. A 10% increase in the rate would have increased our interest expense by $0.3 million.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date or historical rates, as appropriate. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of the foreign subsidiaries to U.S. dollars are recorded as a separate component of comprehensive income. For the years ended December 31, 2017, 2016 and 2015, sales by our subsidiaries located outside North America, primarily EMEA and Japan, comprised 56.9%, 58.3% and 45.5%, respectively, of our total revenue. An effect of a 10% weakening of the British pound sterling, the Euro, Japanese yen and Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $9.5 million, decreased expenses by $10.6 million and increased operating income by $1.1 million for the year ended December 31, 2017. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and to purchase $3.4 million that together had an immaterial fair value. At December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and to purchase $3.4 million that together had an immaterial fair value. There were no outstanding forward contracts at December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monotype Imaging Holdings Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts

February 27, 2018

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$82,822	$91,434
Restricted cash	11,987	—
Accounts receivable, net of allowance for doubtful accounts of $634 and $467 at December 31, 2017 and 2016, respectively	34,461	26,549
Income tax refunds receivable	1,204	2,967
Prepaid expenses and other current assets	5,714	4,631

Total current assets	136,188	125,581
Property and equipment, net	16,763	14,166
Goodwill	279,131	273,489
Intangible assets, net	84,856	90,717
Restricted cash	6,000	17,992
Other assets	3,112	3,075

Total assets	$526,050	$525,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467	$2,170
Accrued expenses and other current liabilities	43,096	28,762
Accrued income taxes payable	522	1,473
Deferred revenue	15,102	16,081

Total current liabilities	60,187	48,486
Revolving line of credit	93,000	105,000
Other long-term liabilities	6,428	11,753
Deferred income taxes	28,004	37,780
Reserve for income taxes	2,783	2,727
Accrued pension benefits	6,280	5,296
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000; Shares issued: 44,934,364 at December 31, 2017 and 43,771,600 at December 31, 2016	44	43
Additional paid-in capital	298,113	274,946
Treasury stock, at cost, 3,215,644 shares at December 31, 2017 and 2,493,174 shares at December 31, 2016	(64,083)	(56,232)
Retained earnings	97,815	105,718
Accumulated other comprehensive loss	(2,521)	(10,497)

Total stockholders’ equity	329,368	313,978

Total liabilities and stockholders’ equity	$526,050	$525,020

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$235,789	$203,441	$192,419
Cost of revenue	38,761	32,904	30,281
Cost of revenue—amortization of acquired technology	3,529	4,672	4,448

Total cost of revenue	42,290	37,576	34,729

Gross profit	193,499	165,865	157,690
Operating expenses:
Marketing and selling	91,508	64,571	57,297
Research and development	37,663	28,915	21,477
General and administrative	46,557	42,595	33,343
Amortization of other intangible assets	4,067	3,393	3,129

Total operating expenses	179,795	139,474	115,246

Income from operations	13,704	26,391	42,444
Other (income) expense:
Interest expense	3,183	1,470	963
Interest income	(461)	(243)	(44)
Loss on extinguishment of debt	—	—	112
Loss on foreign exchange	4,765	437	987
Loss (gain) on derivatives	338	(455)	(27)
Other income, net	(290)	(17)	(22)

Total other expense	7,535	1,192	1,969

Income before income taxes	6,169	25,199	40,475
(Benefit from) provision for income taxes	(5,391)	10,313	14,278

Net income	$11,560	$14,886	$26,197

Net income available to common stockholders—basic	$10,615	$14,395	$25,575

Net income available to common stockholders—diluted	$10,615	$14,394	$25,579

Net income per common share:
Basic	$0.27	$0.37	$0.66

Diluted	$0.27	$0.36	$0.65

Weighted-average number of shares outstanding—basic	39,619,133	39,405,700	38,840,094
Weighted-average number of shares outstanding—diluted	39,858,248	39,731,923	39,382,566
Dividends declared per common share	$0.449	$0.440	$0.400

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$11,560	$14,886	$26,197
Other comprehensive income, net of tax:
Unrecognized actuarial (loss) gain, net of tax of ($0), ($160) and $111, respectively	—	(278)	268
Foreign currency translation adjustments, net of tax of $3,677, ($1,154) and ($2,016), respectively	7,976	(2,691)	(3,622)

Comprehensive income	$19,536	$11,917	$22,843

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	40,770,197	$39	1,303,737	$(31,946)	$232,522	$98,672	$(4,174)	$295,113
Net income						26,197		26,197
Issuance of capital shares
—restricted share grants	609,975	1			—			1
—exercised options	632,871	2			8,171			8,173
—restricted units converted	6,603	—			—			—
Repurchase of unvested shares of restricted common stock		—	38,589	—				—
Purchase of treasury shares		—	657,028	(18,509)				(18,509)
Stock based compensation					13,665			13,665
Tax benefit associated with options					1,857			1,857
Dividends declared						(15,961)		(15,961)
Unrecognized actuarial loss, net of tax							268	268
Cumulative translation adjustment, net of tax							(3,622)	(3,622)

Balance, December 31, 2015	42,019,646	$42	1,999,354	$(50,455)	$256,215	$108,908	$(7,528)	$307,182
Net income						14,886		14,886
Issuance of capital shares
—restricted share grants	1,453,452	1			(1)			—
—exercised options	265,346	—			2,820			2,820
—restricted units converted	33,156	—			—			—
Repurchase of unvested shares of restricted common stock		—	203,083	—				—
Purchase of treasury shares		—	287,250	(5,705)				(5,705)
Shares withheld			3,487	(72)				(72)
Stock based compensation					17,271			17,271
Tax associated with options					(140)			(140)
Tax associated with restricted stock					(1,219)			(1,219)
Dividends declared						(18,076)		(18,076)
Unrecognized actuarial loss, net of tax							(278)	(278)
Cumulative translation adjustment, net of tax							(2,691)	(2,691)

Balance, December 31, 2016	43,771,600	$43	2,493,174	$(56,232)	$274,946	$105,718	$(10,497)	$313,978

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	43,771,600	$43	2,493,174	$(56,232)	$274,946	$105,718	$(10,497)	$313,978
Net income						11,560		11,560
Issuance of capital shares
—restricted share grants	925,651	1			(1)			—
—exercised options	189,220	—			2,028			2,028
—restricted units converted	47,893	—			—			—
Repurchase of unvested shares of restricted common stock		—	310,315	—				—
Purchase of treasury shares		—	364,989	(6,890)				(6,890)
Shares withheld			47,166	(961)				(961)
Cumulative effect of adoption ASC 718					872	(571)		301
Stock based compensation					20,268			20,268
Dividends declared						(18,892)		(18,892)
Unrecognized actuarial loss, net of tax							—	—
Cumulative translation adjustment, net of tax							7,976	7,976

Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$11,560	$14,886	$26,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,397	12,279	10,819
Loss on retirement of fixed assets	337	—	20
Loss on extinguishment of debt	—	—	112
Amortization of deferred financing costs and accreted interest	220	220	431
Adjustment to contingent consideration	—	—	3,610
Stock based compensation	20,120	17,271	13,583
Excess tax benefit on stock options	—	(570)	(1,857)
Provision for doubtful accounts	928	478	194
Deferred income taxes	(13,457)	2,013	5,702
Unrealized currency (gain) loss on foreign denominated intercompany transactions	3,881	(499)	(370)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,097)	(4,473)	(6,322)
Prepaid expenses and other assets	(1,770)	(2,932)	852
Restricted cash	6	(8,688)	(6,170)
Accounts payable	(740)	800	281
Accrued income taxes payable	1,264	(1,897)	1,929
Accrued expenses and other liabilities	7,414	11,263	815
Deferred revenue	(1,181)	588	3,538

Net cash provided by operating activities	32,882	40,739	53,364
Cash flows from investing activities:
Purchases of property and equipment	(6,991)	(2,501)	(8,637)
Purchase of intangible asset	(54)	—	–
Acquisition of businesses, net of cash acquired	—	(118,302)	(14,290)

Net cash used in investing activities	(7,045)	(120,803)	(22,927)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	110,000	—
Payments on revolving line of credit	(12,000)	(5,000)	—
Payment of contingent consideration	—	—	(5,731)
Restricted cash	—	—	(3,134)
Common stock dividend paid	(18,751)	(17,536)	(15,116)
Purchase of treasury stock	(6,985)	(5,610)	(18,601)
Excess tax benefit of stock options	—	570	1,857
Proceeds from exercise of common stock options	2,028	2,820	8,173

Net cash (used in) provided by financing activities	(35,708)	85,244	(32,552)
Effect of exchange rates on cash and cash equivalents	1,259	(1,266)	(690)

(Decrease) increase in cash and cash equivalents	(8,612)	3,914	(2,805)
Cash and cash equivalents, beginning of year	91,434	87,520	90,325

Cash and cash equivalents, end of year	$82,822	$91,434	$87,520

Supplemental disclosures:
Interest paid	$2,822	$1,021	$435
Income taxes paid	$6,651	$10,762	$5,877
Non cash transactions:
Dividends declared	$4,712	$4,542	$4,002
Purchase of treasury stock	$—	$95	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of branded and design assets, technology and expertise for creative professionals and consumer device manufacturers. We provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process, are licensed through our direct sales channel, e-commerce platforms and partner platforms. We also provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers and mobile devices, among others, as well as provide a high-quality text experience in numerous software applications and operating systems. We license our design assets and technology to creative professionals, consumer device manufacturers and independent software vendors. We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At December 31, 2017, we conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), Swyft Media Inc. and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

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

On August 9, 2016, we acquired all of the outstanding shares of Olapic, Inc. for $123.7 million. The Company used $13.7 million in cash and borrowed $110.0 million from its line of credit. Following the acquisition, Olapic, Inc. and its wholly owned subsidiaries Olapic UK Ltd. and Olapic Argentina S.A. became wholly-owned subsidiaries of Monotype Imaging Inc.

The accompanying consolidated financial statements present the Company as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016, including the accounts of Monotype Imaging Inc., ITC, MyFonts, Swyft Media Inc., Olapic, Inc., Olapic Argentina S.A., Monotype UK, Monotype Germany, Monotype India, Monotype Hong Kong

and Monotype Japan. The accompanying consolidated financial statements present the Company for the year ended December 31, 2015, including the accounts of Monotype Imaging Inc., ITC, MyFonts, Swyft Media Inc., Monotype UK, Monotype Germany, Monotype India, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

Certain prior year balances have been reclassified to conform to current year classification.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to revenue recognition, the allowance for doubtful accounts, income taxes, the valuation of goodwill, intangible assets, other long-lived assets, the valuation of stock based compensation, accrued pension benefits and the recoverability of the Company’s net deferred tax assets. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Although the Company regularly reassesses the assumptions underlying these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

The carrying amounts of the Company’s financial instruments approximated their fair values at December 31, 2017 and 2016 due to the short-term nature of these instruments, and for the long-term debt, the interest rates the Company believes it could obtain for borrowings with similar terms.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of contractual agreements are classified on our balance sheet based on relevant restrictions, and accordingly, $12.0 million was classified as short term assets at December 31, 2017, and $6.0 million and $18.0 million were classified as long term assets at December 31, 2017 and 2016, respectively. At both December 31, 2017 and 2016, we had $18.0 million of cash held in escrow to be used for payments due in 2018 and 2019 in connection with the Olapic, Inc. acquisition and payments due in 2018 in connection with the amendment to the Swyft Media merger agreement.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. Deposits of cash held outside the U.S. totaled approximately $24.3 million and $16.4 million, at December 31, 2017 and 2016, respectively. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2017 and 2016, there were no customers that accounted for 10% of our gross accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no one customer individually accounted for 10% or more of our total revenue. For the quarters ended December 2017, 2016 and 2015, no customer individually accounted for more than 10% of our total revenue.

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

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single business segment and reporting unit. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2017 and 2016, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As such, the two-step test was not necessary.

For both years presented, 2017 and 2016, we elected to perform a qualitative analysis of the fair value of our indefinite-lived intangible assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Revenue from font licenses to our e-commerce customers is recognized upon payment by the customer and when the software embodying the font is shipped or made available. Revenue from font licenses to other customers is recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers is recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria have been met. Custom font design services are generally recognized upon delivery, unless it is part of a bundled services arrangement, in which case, it is recognized over the longest service period, or accounted for on a percentage-of-completion basis, where appropriate. Web font and digital ad service revenue is mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a SaaS-based, subscription model. Company hosted subscription-based arrangements and our SaaS products are accounted for as subscription revenue, recognized ratably over the subscription period. The Company’s SaaS arrangements provide customers the right to access its hosted software applications and our customers do not have the right to take possession of the Company’s software during the hosting arrangement.

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

Deferred Revenue

Deferred revenue results primarily from subscriptions, deferred licenses and, from time-to-time, prepayments against future royalties received from our customers. Long-term deferred revenue is classified as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2017 and 2016.

Software Development Costs

We expense software development costs, including costs to develop software or the software products to be marketed to external users, before technological feasibility of such products is reached. Costs that are incurred to produce the finished product after technological feasibility has been established if material, would be capitalized as an intangible asset, and are amortized on a straight-line basis over the economic useful lives. For the years ended December 31, 2017, 2016 and 2015, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility. In addition to the software development costs described above, the Company capitalizes certain costs that are incurred to purchase or create and implement internal-use software programs, including software coding, installation, testing and certain data conversions. These capitalized costs are amortized on a straight-line basis over the economic useful life. At December 31, 2017 and 2016, the Company had $9.9 million and $7.3 million, respectively, of unamortized software costs included in property and equipment, net in our accompanying consolidated balance sheets. The balance in both periods predominantly pertained to our ERP project.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $2.0 million, $2.6 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock based Compensation

We account for stock based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all stock based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.

For restricted stock awards and restricted stock units issued under the Company’s stock based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, stock based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. See Note 13 for a summary of the activity under our stock based employee compensation plans for the year ended December 31, 2017.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognize the compensation cost of stock based awards on a straight-line basis over the vesting period of the award. The determination of the fair value of stock based payment awards using the Black-Scholes model are affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rates and expected dividends. The expected volatility assumption is based on our actual historical stock price volatility. The expected life of awards is based on the actual historical exercise behavior of our employees. The risk-free interest rate assumption is based on a U.S. treasury instrument whose term is consistent with the expected life of our awards. The expected dividend yield assumption is based on the estimated annualized dividend yield on our stock based on our history of paying dividends.

In 2017, we elected to account for forfeitures when they occur, on a modified retrospective basis in connection with our adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures. In 2016, forfeitures were estimated quarterly. Prior to 2016, forfeitures were estimated at the time of grant and were revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Stock based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis and if factors change and we employ different assumptions, stock based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense. Future stock based compensation expense and unearned stock based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

In accordance with the adoption of ASU 2016-09, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense is recorded to tax expense in our consolidated statement of income and is no longer recorded to additional paid in capital in our balance sheet. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our condensed consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our condensed consolidated statements of cash flows for the years ended December 31, 2016 and 2015. As such, the benefits of tax deductions in excess of recognized stock based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in the years ended December 31, 2016 and 2015.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.4%	1.5%
Expected dividend yield	2.0%	1.6%
Expected volatility	33.8%	34.6%
Expected term	4.8 years	4.8 years
Weighted-average fair value per share	$5.68	$7.15

The Company did not grant options in the year ended December 31, 2017.

Postemployment Benefits

We account for postemployment benefits in accordance with ASC Topic No. 712, Compensation – Nonretirement Postemployment Benefits. These benefits, primarily severance, are not accrued until the amount can be reasonably estimated.

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

Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2017, 2016 and 2015, the accumulated balance of foreign currency translation adjustment was cumulative losses of $1.4 million, $9.4 million and $6.7 million, respectively. The accumulated balance of the unrecognized actuarial gain (loss) were cumulative losses of $1.1 million, $1.0 million and $0.8 million at December 31, 2017, 2016 and 2015, respectively.

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

Net income per share data

The Company calculates net income per share using the “two-class” and treasury stock methods. Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the if-converted, or treasury stock, method, or (b) the two-class method. The treasury stock method gives effect to all potentially dilutive securities, including the exercise of stock options and vesting of restricted stock. The two-class method assumes the exercise of stock options consistent with the treasury stock method, but assumes participating securities (unvested restricted stock) are not vested and allocates earnings to common shares and participating securities. Income is allocated to participating securities and common stockholders.

Recently Issued Accounting Pronouncements

Adopted

Stock based Compensation

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance identifies areas for simplification involving several aspects of accounting for stock based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross stock based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As a result of this adoption, $0.6 million of additional stock based compensation expense, net of tax, was recorded to retained earnings on the date of adoption as a cumulative effect adjustment related to our accounting policy change for forfeitures. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation will no longer be recorded to additional paid in capital in our balance sheet. Instead, such amounts will be recorded to tax expense. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our condensed consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our condensed consolidated statements of cash flows for the years ended December 31, 2016 and 2015. The adoption did not have any other material impact on our financial statements.

Pending

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance simplifies the application of the hedge accounting guidance in current GAAP and improve the financial reporting of hedging relationships by allowing entities to better align their risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods. We are currently evaluating the impact of the adoption of ASU 2017-12; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a stock based payment award. The guidance narrows the definition of a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2017-09; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Pension Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of the net periodic benefit cost in the income statement. The new standard will be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2017-07; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

We will adopt the standard on January 1, 2018, and at that time, we will apply the modified retrospective method of adoption. We have developed an implementation plan to assess the impact of the new guidance on our operations, financial results and related disclosures. To date, we have substantially completed our initial assessment of the potential areas of the balance sheet and financial statement components impacted, have prepared our preliminary accounting policy memorandum and are completing our assessment of the quantitative impact of adoption, including assessing the impact of the new guidance on our results of operations and internal controls. Based on our procedures performed to date, we have identified certain revenue streams, specifically term and royalty-based license agreements, for which the standard will have a material impact. Under the current guidance, revenue related to our term license agreements that are bundled with services related performance obligations for which vendor-specific objective evidence (“VSOE”) does not exist is required to be recognized ratably over the term of the agreement. However, under the new guidance, the Company will allocate revenue to each performance obligation in the agreement and each will require separate accounting treatment and lead to accelerated revenue recognition compared with current practice. The license portion will be recognized at the time of delivery and the service revenue will be recognized over time based on the relative standalone selling prices of each performance obligation. In addition, we have on occasion, offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. We currently recognize revenue under such arrangements when the payments become due, based upon the current requirement that the fee be fixed or determinable. However, under the new guidance, revenue related to such arrangements would be accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. Further, under the new guidance, we will be required to estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs, which is different from our current practice of recognizing royalty revenue when it is reported to us by the licensee, at which time the fee is deemed fixed or determinable. During 2017, the Company recorded $9.2 million of additional one time revenue for the conversion of its printer imaging electronic OEM customers to fixed fee contracts from royalty bearing contracts. At December 31, 2017, the Company had successfully converted over 90% of its printer imaging electronic OEM annual revenues to fixed fee contracts. The new guidance also requires certain costs related to contract acquisition, such as sales commissions, to be capitalized and amortized over the expected period of benefit. We currently recognize such expenses based on when they are earned. We are currently in the process of evaluating our commission plans and other factors that that will impact the period over which such expenses are recognized under the new guidance. We will elect the practical expedient which permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. We also will elect the practical expedient which permits an entity to only apply the transition guidance to contracts that are not completed at the date of the initial application of ASU 2014-09. We will elect the practical expedient which permits us to expense costs as they are incurred if the amortization period is determined to be one year or less.

We expect the new guidance to have a significant impact on our financial statements, including the expected transition adjustment to adopt ASC606. We are still in the process of evaluating the quantitative impact that the standard will have on our financial statements and related disclosures.

3. Acquisitions

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). Olapic is a provider of a leading visual commerce platform for collecting, curating, showcasing and measuring crowd sourced photos and videos. Olapic’s Earned Content Platform helps brands collect, curate, use and analyze user-generated content in the form of images and videos in their ecommerce experiences and across multiple marketing channels. This allows consumers to make more educated purchasing decisions, discover new products and connect to the brand’s community. The Company leverages photos and videos from social network sites to help to create powerful branded experiences that drive consumer engagement and increase conversions. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, which consisted of approximately $13.7 million in cash and borrowed $110.0 million from its line of credit. The Merger Agreement included an additional $9.0 million of consideration that has been placed in escrow and will be paid to the founders of Olapic contingent upon continued

employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. Seventy four employees from Olapic’s U.S. operations, eighty four employees from Olapic’s Argentina operations and forty UK and European employees joined the Company in connection with the acquisition. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

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

We recorded revenue of $19.4 million, and a net loss of $28.4 million, from the acquired Olapic operations within the Company’s consolidated operations for the year ended December 31, 2017. We recorded revenue of $4.4 million and a net loss of $8.4 million from Olapic, since the acquisition date, which is included in our consolidated statements of income for the year ended December 31, 2016. Transaction costs of $1.1 million are included in general and administrative expenses in our consolidated statements of income for the year ended December 31, 2016.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Olapic at the beginning of the periods presented (in thousands, except per share amounts):

Year Ended December 31,
2016
Revenue	$212,237
Net income	$3,799
Net income per common share: basic	$0.08
Net income per common share: diluted	$0.08
Weighted average number of shares—basic	39,405,700
Weighted average number of shares—diluted	39,731,923

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$23,787	$19,505
Furniture and fixtures	1,539	1,417
Leasehold improvements	5,921	5,973

Total cost	31,247	26,895
Less accumulated depreciation and amortization	(14,484)	(12,729)

Property and equipment, net	$16,763	$14,166

At December 31, 2017, computer equipment and software included $3.8 million of unamortized software costs related to internal use software projects that have not yet been placed in service.

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $4.2 million and $3.2 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2015	$185,735
Acquisitions	89,623
Foreign currency exchange rate changes	(1,806)
Deferred tax adjustment	(63)

Balance at December 31, 2016	$273,489
Acquisitions	81
Foreign currency exchange rate changes	5,623
Deferred tax adjustment	(62)

Balance at December 31, 2017	$279,131

In 2016, the Company recorded approximately $89.6 million in increases to goodwill related to the Olapic acquisition. See Note 3 for further details on our acquisitions.

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2017 and 2016 are as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$68,296	$(54,213)	$14,083	$67,502	$(50,808)	$16,694
Acquired technology	11	69,200	(48,945)	20,255	68,228	(44,361)	23,867
Non-compete agreements	4	14,632	(13,470)	1,162	14,440	(12,655)	1,785
Indefinite-lived intangible assets:
Trademarks		44,956	—	44,956	43,971	—	43,971
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$201,484	$(116,628)	$84,856	$198,541	$(107,824)	$90,717

Amortization expense is calculated using the straight-line method as there is no reliable evidence to suggest that we should expect any pattern of amortization other than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Estimated future intangible amortization expense based on balances at December 31, 2017 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2018	$4,063	$3,451
2019	4,020	3,183
2020	3,173	2,499
2021	2,345	1,803
2022	1,445	1,299
Thereafter	5,209	3,010

Total amortization expense	$20,255	$15,245

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Payroll and related benefits	$11,687	$11,385
Deferred compensation.	10,994	—
Royalties	4,874	4,690
Legal and audit fees	1,027	1,374
Sales tax payable	4,106	2,879
Dividend payable	4,712	4,542
Restructuring	1,488	—
Other	4,208	3,892

Total	$43,096	$28,762

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The Company had $93.0 million and $105.0 million outstanding under the Credit Facility at December 31, 2017 and 2016, respectively. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $56.5 million and $44.5 million available for borrowings at December 31, 2017 and 2016, respectively.

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2017 our rate, inclusive of applicable margins, was 3.1% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $0.2 million of unamortized deferred financing costs associated with the pro-rata share of the prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the third quarter of 2015.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2017, our leverage ratio was 2.17:1.00 and our fixed charge ratio was 3.83:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and stock based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis.. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. The Company was in compliance with all covenants under our Credit Facility as of December 31, 2017 and 2016.

8. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying consolidated statements of income. At December 31, 2017 and 2016, we had one forward contract outstanding, which was entered into on those dates. There were no outstanding forward contracts at December 31, 2015. (Gains) and losses on our derivative financial instruments for the years ended December 31, 2017, 2016 and 2015 are included in loss (gain) on derivatives in our accompanying consolidated statements of income. See Note 9 for details regarding the fair value.

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

The following tables present our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,014	$2,014	$—	$—
Cash equivalents—commercial paper	16,477	—	16,477	—
Cash equivalents—corporate bonds	1,457	—	1,457	—
Cash equivalents—U.S. government and agency securities	10,488	10,488	—	—

Total current assets	30,436	12,502	17,934	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,987	8,987	—	—

Total long term assets	17,987	17,987	—	—

Total assets	$48,423	$30,489	$17,934	$—

	Fair Value Measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$16,994	$16,994	$—	$—
Cash equivalents—commercial paper	16,989	—	16,989	—
Cash equivalents—corporate bonds	4,802	—	4,802	—
Cash equivalents—U.S. government and agency securities	11,368	11,368	—	—

Total current assets	50,153	28,362	21,791	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,992	8,992	—	—

Total long term assets	17,992	17,992	—	—

Total assets	$68,145	$46,354	$21,791	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom, India and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plans. The U.S. 401(k) Plan provides for a discretionary employer matching contribution. For the years ended December 31, 2017, 2016 and 2015, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The U.S. 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom, we contribute either 4%, 5% or 6% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 1% 2% or 3% of salary, respectively. In India, the Company matches participant contributions dollar-for-dollar up to 12% of salary into an interest bearing government-controlled account, as required by law. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $3.5 million, $2.2 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows (in thousands):

	2017	2016	2015
Service cost	$94	$94	$119
Interest cost	108	120	116
Amortization of loss	91	50	77

Net periodic benefit cost	$293	$264	$312

The assumptions used to determine the net periodic benefit cost were as follows:

	2017	2016	2015
Weighted-average discount rate	1.7%	1.9%	2.4%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The German Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,353	$4,960
Service cost	94	94
Interest cost	108	120
Actuarial loss	90	472
Benefits paid	(123)	(108)
Foreign currency exchange rate changes	748	(185)

Projected benefit obligation at end of year	$6,270	$5,353

Accumulated benefit obligation	$6,148	$5,253

Funded status at end of year	$(6,270)	$(5,353)

Net Amounts Recognized in the Financial Statements:
Current liability	$155	$122
Unrecognized actuarial gain reported within accrued pension benefits	6,115	5,231

Net accrued pension liability recognized	$6,270	$5,353
Amounts included in accumulated other comprehensive income not yet recognized in periodic pension cost, net of tax	$(1,559)	$(1,560)
Amounts expected to be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year (consists of net actuarial gain/loss)	$93	$85

Monotype Germany also provides cash awards to its employees based on length of service. At December 31, 2017 and 2016, the balance accrued for such benefits totaled $165 thousand and $65 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2017	2016
Weighted-average discount rate	1.7%	1.9%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	1.8%	1.8%

The most recent actuarial valuation of the plan was performed as of December 31, 2017. The measurement dates are December 31, 2017 for 2017 and December 31, 2016 for 2016.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

Expected Future Benefit Payments:
2018	$155
2019	174
2020	181
2021	189
2022	193
2023-2027	1,100

11. Income Taxes

New Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law. This legislation includes significant changes in U.S. tax law, including a reduction in the corporate tax rates and the creation of a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Accordingly, the Company recorded a current period tax benefit of $16.8 million and a corresponding reduction in the deferred tax liability. In addition, as a result of changes made by The Act related to taxation of foreign source income and the utilization of foreign tax credits, the Company recorded a valuation allowance on foreign tax credit carryforwards of $5.6 million. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information, as permitted in accordance with Staff Accounting Bulletin No. 118. The Company has recorded an initial estimate of the tax on unremitted earnings of approximately $0.2 million, however, this amount is offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings is zero. This amount has been further offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings is zero.

Income Taxes

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows (in thousands):

	2017	2016	2015
U.S.	$(13,124)	$142	$18,787
Foreign	19,293	25,057	21,688

Total income before provision for income taxes	$6,169	$25,199	$40,475

The components of the provision for income taxes are as follows (in thousands):

	2017	2016	2015
Current
U.S. Federal	$793	$(152)	$2,873
State and local	224	279	550
Foreign jurisdictions	7,049	8,173	5,153

	8,066	8,300	8,576
Deferred
U.S. Federal	(12,433)	1,403	6,267
State and local	43	976	81
Foreign jurisdictions	(1,067)	(366)	(646)

	(13,457)	2,013	5,702

Total (benefit) provision	$(5,391)	$10,313	$14,278

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	2017		2016		2015
Provision for income taxes at statutory rate	$2,159	35.0%	$8,820	35.0%	$14,167	35.0%
State and local income taxes, net of federal tax benefit	174	2.8%	816	3.2%	410	1.0%
Foreign rate differential	(138)	(2.2)%	(278)	(1.1)%	(229)	(0.5)%
Stock based compensation	1,011	16.4%	130	0.5%	100	0.3%
Research credits	(117)	(1.9)%	(485)	(1.9)%	(371)	(0.9)%
Reversal of reserve for income taxes	(64)	(1.0)%	(47)	(0.2)%	(1,305)	(3.2)%
Federal and foreign rate changes	(16,799)	(272.3)%	—	—	—	—
Foreign tax credit valuation allowance	5,587	90.5%	—	—	—	—
Permanent non-deductible acquisition-related expense	1,969	31.9%	1,748	7.0%	1,209	3.0%
Permanent non-deductible executive compensation expense	591	9.6%	34	0.1%	249	0.6%
Other, net	236	3.8%	(425)	(1.7)%	48	—

Reported income tax (benefit) provision	$(5,391)	(87.4)%	$10,313	40.9%	$14,278	35.3%

For the year ended December 31, 2017, our effective tax rate was a benefit of 87.4%. The 2017 effective tax rate included a benefit of 272.3% for tax rate changes due to The Act. Our effective tax rate included a charge of 90.5% for valuation allowances provided on foreign tax credit carryforwards in 2017, in connection with The Act. Non-deductible acquisition-related expenses, primarily from the Olapic and Swyft acquisitions, contributed a charge of 31.9% to the 2017 effective tax rate. The 2017 effective tax rate included a charge of 16.4% for stock based compensation, primarily related to the change in accounting as a result of the adoption of ASU 2016-09, which requires that all tax effects of stock compensation be reflected as part of current period tax expense. See Note 2 for further discussion.

For the year ended December 31, 2016, our effective tax rate was 40.9%. The 2016 effective tax rate included a charge of 7.1% for non-deductible acquisition-related expenses primarily from the Olapic and Swyft acquisitions that are contingent on the continued employment of key employees. For financial reporting purposes, these amounts are treated as compensation expense recognized ratably over the minimum required employment periods, which range from January 2018 to August 2019. Since these transactions were accounted for as stock acquisitions, such amounts are not deductible for tax purposes.

For the year ended December 31, 2015, our effective rate was 35.3%. The 2015 effective tax rate included a charge of 3.6% for non-deductible expenses recognized due to the acceleration of the contingent payments associated with the Swyft Media acquisition. The 2015 effective tax rate also included a benefit of 3.2% for the reversal of reserves in connection with a settlement of tax audits of our subsidiary in Japan and of our 2012 U.S. federal tax return, as well as the expiration of the statute of limitations on reserves related to the Company’s 2011 tax returns. The 2015 effective tax rate included a charge of 1.0% for state and local income taxes, net of federal benefit. The foreign rate differential was a benefit of 0.5% in 2015.

In the year ended December 31, 2017, the provision for income taxes included a charge of $3.7 million that was debited directly to stockholders’ equity, rather than to the provision for income taxes related to amounts recorded directly to accumulated other comprehensive income, and a benefit of $0.3 million that was credited directly to stockholders’ equity, rather than to the provision for income taxes, for the cumulative effect adjustment related to our accounting policy election change for forfeitures, in connection with our adoption of ASU 2016-09 on January 1, 2017. The provision for income taxes includes an expense of $1.4 million for the year ended December 31, 2016 that was debited directly to stockholders’ equity, rather than to the provision for income taxes for the tax adjustment associated with the exercise of non-qualified stock options by employees and vesting of restricted stock. The provision for income taxes includes $1.9 million for the years ended December 31, 2015 that was credited directly to stockholders’ equity, rather than to the provision for income taxes for the tax benefit associated with the exercise of non-qualified stock options by employees and vesting of restricted stock. In addition, the 2016 and 2015 provision does not include benefits of $1.1 million and $1.9 million, respectively, related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Compensation related deductions	$7,593	$9,392
Tax credit carryforwards	8,053	1,927
Federal, foreign and state net operating losses	6,963	10,135
Cumulative translation and foreign items	1,064	5,479
Accrued expenses and deferred revenue	977	2,159

Subtotal deferred tax assets	24,650	29,092
Valuation allowance	(6,921)	(1,617)

Total deferred income tax assets	$17,729	$27,475

Deferred tax liabilities:
Fixed assets	$1,817	$2,447
Intangible assets	16,424	17,644
Goodwill and indefinite-lived intangibles	25,599	44,419
Unrealized gain	708	—

Total deferred tax liabilities	$44,548	$64,510

Net deferred tax liabilities	$26,819	$37,035

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets—long-term (1)	$1,185	$745
Net deferred income tax liabilities—long-term	(28,004)	(37,780)

Net deferred income tax liabilities	$(26,819)	$(37,035)

(1)	Included in other assets in the accompanying consolidated balance sheets.

In assessing the realizability of the deferred tax assets within each jurisdiction, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2017 and 2016, except as described below.

A valuation allowance has been established for U.S. foreign tax credit carryforwards and potential future foreign tax credit carryforwards that may primarily be generated by Monotype Germany’s deferred tax liability related to temporary differences. As of December 31, 2017 and 2016, the valuation allowance against these credits was $6.9 million and $1.4 million, respectively. As a result of the changes in U.S. tax law related to taxation of foreign earnings, the Company has concluded that utilization of existing foreign tax credit carryforwards will be significantly limited. Factors attributing to this conclusion include the significant reduction in U.S. tax rates, along with the fact that branch earnings are subject to a separate limitation, which will significantly limit the sources of future foreign source income. Monotype Germany is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. However, under The Act, foreign tax credits related to Germany may only offset income related to Monotype Germany, thus limiting the amount of foreign tax credits that may be realized. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a valuation allowance against these credits.

In accordance with ASC 740, the Company has recorded approximately $7.1 million as a reserve for unrecognized tax benefits at December 31, 2017. The following is a reconciliation of the Company’s gross unrecognized tax benefits at December 31, 2016 and 2017 (in thousands):

December 31, 2015	$5,516
Increases related to:
Positions taken in prior years	147
Positions taken and acquired in the current year	930

December 31, 2016	$6,593
Increases related to:
Positions taken in prior years	34
Positions taken in the current year	553
Decreases related to:
Expiration of statute of limitations	(65)

December 31, 2017	$7,115

Of this amount of unrecognized tax benefits, approximately $5.0 million, $5.1 million and $4.5 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2017, 2016 and 2015, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2017, 2016 and 2015, the Company has accrued approximately $0.2 million, $0.2 million and $0.1 million, respectively, related to interest and penalties. The tax provision for the years ended December 31, 2017, 2016 and 2015 includes a tax expense of $0.1 million, expense of $0.1 million and a benefit of $0.1 million, respectively, for interest. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

As a result of the enactment of The Act, the Company has included in U.S. taxable income the total amount of its undistributed earnings, and provided the incremental U.S. tax on this amount. As a result, the Company does not have any untaxed, undistributed earnings. However, the Company is indefinitely invested in its foreign subsidiaries, excluding its foreign branch in Germany, and has not provided deferred taxes for any other basis differences in its foreign subsidiaries.

The Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the income of the foreign subsidiary U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or GILTI) is defined as the excess of foreign subsidiaries income over a nominal return on fixed assets. The Company expects to be subject to this inclusion in future years. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either accounting for the effects of the GILTI inclusion as a current period expense, when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat the effects of this provision as a period cost, and therefore, has not considered the impacts of GILTI on its deferred tax liabilities at December 31, 2017.

As a result of the Olapic acquisition, the Company has federal net operating loss carryforwards of $21.1 million at December 31, 2017. The net operating losses are subject to limitations under federal Internal Revenue Code Section 382. The Company also has state net operating loss carryforwards with a state tax effect of $2.2 million. These losses are also subject to limitation in certain states.

As of December 31, 2017, the Company has foreign net operating losses with a tax effect of $0.8 million.

The Company is currently subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2014 through 2017 and the Company and its subsidiaries state income tax returns are subject to audit for the years 2013 through 2017.

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

For the years ended December 31, 2017, 2016 and 2015, the two class method was used in the computation as it was the more dilutive of the two approaches. The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income, as reported	$11,560	$14,886	$26,197
Less: net income attributable to participating securities	(945)	(491)	(622)

Net income available to common shareholders—basic	$10,615	$14,395	$25,575

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,709,787	40,927,360	39,818,129
Less: weighted-average shares of unvested restricted common stock outstanding	(2,090,654)	(1,521,660)	(978,035)

Weighted-average number of common shares used in computing basic net income per common share	39,619,133	39,405,700	38,840,094

Net income per share applicable to common shareholders—basic	$0.27	$0.37	$0.66

Numerator:
Net income available to common shareholders—basic	$10,615	$14,395	$25,575
Plus: undistributed earnings allocated to participating securities	—	(116)	253
Less: undistributed earnings reallocated to participating securities	—	115	(249)

Net income available to common shareholders—diluted	$10,615	$14,394	$25,579

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,709,787	40,927,360	39,818,129
Less: weighted-average shares of unvested restricted common stock outstanding	(2,090,654)	(1,521,660)	(978,035)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	239,115	326,223	542,472

Weighted-average number of common shares used in computing diluted net income per common share	39,858,248	39,731,923	39,382,566

Net income per share applicable to common shareholders—diluted	$0.27	$0.36	$0.65

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options	602,929	710,424	498,857
Unvested restricted common stock	409,746	356,220	346,965
Unvested restricted stock units	23,922	14,963	12,798

13. Stockholders’ Equity

Share repurchases

On August 30, 2016, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through December 31, 2017. During 2016, the Company purchased 287,250 shares of its common stock under the program for $5.7 million including brokers’ fees. During 2017, the Company purchased 364,989 shares of its common stock under the program for $6.9 million including brokers’ fees. Intended to offset shareholder dilution, the Company expected to make purchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warranted. The share purchase program did not obligate the Company to acquire any particular amount of common stock, and the program may have been suspended or discontinued at management’s and/or the Board of Director’s discretion. As of December 31, 2017, the Company had purchased a total of 652,239 shares of its common stock of an aggregate purchase price of $12.6 million, including brokers’ fees. The plan expired on December 31, 2017.

On October 23, 2013, the Company’s Board of Directors approved a share purchase program of up to $50.0 million of the Company’s outstanding shares of common stock over the following two years. Intended to offset shareholder dilution, the Company expected purchases under the program would be made periodically, on the open market as business and market conditions warranted, through June 5, 2015, at which date the maximum amount of repurchases was reached. During the year ended December 31, 2015, the Company purchased a total of 657,028 shares of its common stock for an aggregate purchase price of $18.5 million, including brokers’ fees. Of that amount, the Company purchased 14,278 shares of common stock, for an aggregate purchase price of $0.4 million, including brokers’ fees, in excess of its publicly announced share repurchase program upon the conclusion of the program. As of December 31, 2015, the Company had purchased a total of 1,803,155 shares of its common stock for an aggregate purchase price of $50.4 million, including brokers’ fees.

Stock Compensation Plans

In November 2004, the Company’s stockholders approved the 2004 Stock Option and Grant Plan, or the 2004 Award Plan. The 2004 Award Plan provides long-term incentives and rewards to full-time and part-time officers, directors, employees, consultants, advisors and other key persons (collectively, “Key Persons”) who are responsible for, or contribute to, the management, growth or profitability of the Company. Options and stock grants issued under the 2004 Award Plan generally vested over a four year period and expired ten years from the date of grant. The Company has granted incentive stock options, nonqualified stock options and restricted stock awards under the 2004 Award Plan. The 2004 Award Plan expired on

July 28, 2017, ten years from the date of the last equity grant. A total of 2,591,204 options and 2,810,403 restricted stock awards had been granted under the 2004 Award Plan.

In March 2007, the Company’s Board of Directors approved the adoption of the Company’s 2007 Stock Option and Incentive Plan, which was subsequently approved by stockholders in May 2007 and became effective on July 24, 2007. On March 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the 2007 Stock Option and Incentive Plan, or 2007 Award Plan, which was subsequently approved by stockholders on May 13, 2011. On March 26, 2014, the Company’s Board of Directors approved a second amendment and restatement of the 2007 Award Plan which was subsequently approved by the stockholders on May 5, 2014. On March 22, 2017, the Company’s Board of Directors approved a third amendment and restatement of the 2007 Award Plan which was subsequently approved by the stockholders on May 1, 2017. The 2007 Award Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, or restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to Key Persons. A total of 10,703,560 shares of common stock have been authorized for issuance of awards under the 2007 Award Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. In addition, shares that are forfeited or cancelled from awards under the 2004 Award Plan or the 2007 Award Plan will be available for future grants under the 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 2,000,000 shares from 4,383,560 in May 2011 in connection with the shareholder approval of the amended and restated 2007 Stock Option and Incentive Plan. Further in May 2014, the number of shares authorized for issuance under the 2007 Award Plan increased by 3,000,000 shares from 6,383,560, in connection with shareholder approval of the Second Amended and Restated 2007 Award Plan. The number of shares authorized for issuance under the 2007 Award Plan increased by 1,320,000 from 9,383,560 in connection with shareholder approval of the Third Amended and Restated 2007 Award Plan.

Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options, restricted stock awards and restricted stock units under the 2007 Plan. Some of the restricted stock units granted are subject to performance-based vesting conditions, and at December 31, 2017, 80.4% of the outstanding units are subject to performance-based vesting. The vesting for those grants is based on the achievement of specific annual Company revenue targets over one year to three consecutive years; some also have time based vesting following any achievement of the targets while others do not. For some of the awards, achievement can be accelerated or cumulative, and some of the awards contain a catch up provision. As of December 31, 2017, two annual revenue targets associated with performance-based restricted stock units had been achieved; accordingly, $0.9 million of compensation expense was recorded in the consolidated statement of income for the year then ended. The remaining performance targets associated with restricted stock units had not been met, and it was determined that it was not probable that the future performance criteria will be met; therefore, there was no compensation expense recorded for these pieces of the restricted stock units in the year ended December 31, 2017. As of December 31, 2016, it was determined that two annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income. As of December 31, 2015, it was determined that one annual revenue target associated with the performance-based restricted stock units was probable; accordingly, $0.6 million of compensation expense was recorded in the consolidated statement of income. The Company will continue to monitor the circumstances of these awards.

As of December 31, 2017, 5,224,819 options, 3,677,384 restricted stock awards and 847,116 restricted stock units have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2017, 2016 and 2015, the Company repurchased 181,936 shares, 123,083 shares and 37,597 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan.

On December 7, 2010 the Company’s Management Development and Compensation Committee approved the 2010 Inducement Stock Plan, or 2010 Inducement Plan, in connection with our acquisition of Ascender Corporation. The Company is permitted to issue equity awards to individuals in certain circumstances in accordance with Marketplace Rule 5635(c)(4) of the NASDAQ Stock Market, Inc., without prior shareholder approval. The Company established the 2010 Inducement Plan for such purpose. The 2010 Inducement Plan permits the Company to make grants of non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and unrestricted stock awards to induce highly qualified prospective officers and employees, who are not employed by the Company and its subsidiaries, on the date of grant to accept employment and to provide them with a proprietary interest in the Company. The Company has reserved 700,000 shares of common stock for issuance of awards under the 2010 Inducement Plan. On July 29, 2016, the Company increased the number of shares available for issuance under the 2010 Inducement Plan by 1,000,000, and on March 22, 2017, the Board of Directors decreased the number of shares available for issuance under the 2010 Inducement Plan to 100,000. Shares of stock underlying any award that is forfeited, canceled, held back upon the exercise of an option, settlement of tax withholding or otherwise terminated shall be added back to the shares of stock available for issuance under the 2010 Inducement Plan. Stock options granted under the 2010 Inducement Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2010 Inducement Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options, restricted stock awards and restricted stock units under the 2010 Inducement Plan.

As of December 31, 2017, 227,490 options, 914,010 restricted stock awards and 83,133 restricted stock units have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2017, 2016 and 2015, we repurchased 128,379 shares, 80,000 shares and 992 shares, respectively, of our unvested restricted common stock in accordance with the 2010 Inducement Plan.

Stock based Compensation

The following presents the impact of stock based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Marketing and selling	$9,553	$7,377	$6,312
Research and development	4,306	4,087	2,458
General and administrative	6,261	5,807	4,813

Total expensed	$20,120	$17,271	$13,583
Property and equipment	147	—	82

Total stock based compensation	$20,267	$17,271	$13,665

In the years ended December 31, 2017, 2016 and 2015, approximately $0.1 million, $0 and $0.1 million, respectively, of stock based compensation was capitalized, along with other certain employee related costs, as part of internal software development projects, and these amounts are included in property and equipment, net in our consolidated balance sheets.

As of December 31, 2017, the Company had $35.0 million of unrecognized compensation expense related to employees and directors unvested stock option awards, restricted share awards and restricted stock units that are expected to be recognized over a weighted-average period of 2.4 years.

Stock Option Awards

Stock option activity for all plans for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted- Average Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2016	1,275,192	$19.09
Granted	—	$—
Exercised	(189,220)	$10.72
Expired	—	$—
Forfeited	(64,584)	$24.40

Outstanding at December 31, 2017	1,021,388	$20.30	$5,607	4.6

Exercisable at December 31, 2017	906,809	$19.55	$5,554	4.2

Vested and expected to vest at December 31, 2017 (2)	1,021,388	$20.30	$5,607

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2017.

(2)	Represents the number of vested options as of December 31, 2017, plus the number of unvested options at December 31, 2017 that are ultimately expected to vest.

The aggregate intrinsic value of exercised options in the years ended December 31, 2017, 2016, and 2015 was $2.1 million, $3.3 million and $9.7 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

Unvested Restricted Stock Awards

Unvested restricted stock award activity for the year ended December 31, 2017 is presented below:

	Shares	Weighted- Average Fair Value Per Share
Unvested shares outstanding at December 31, 2016	1,852,896	$24.89
Granted	925,651	$20.09
Vested	(592,954)	$25.84
Forfeited	(310,315)	$22.44

Unvested shares outstanding at December 31, 2017	1,875,278	$22.63

The fair value of shares vested during 2017, 2016 and 2015 was $12.0 million, $8.5 million, and $8.5 million, respectively.

Unvested Restricted Stock Units

Unvested restricted stock unit activity for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2016	404,272	$26.02	$8,025	1.0
Granted	368,309	$20.74
Converted	(47,893)	$23.80
Expired	—	$—
Forfeited	(160,161)	$27.42

Outstanding at December 31, 2017	564,527	$22.37	$13,605	0.7

Expected to convert at December 31, 2017 (2)	173,754	$22.09	$4,187

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying units and the quoted price of our shares of common stock on December 31, 2017.

(2)	Represents the number of unvested restricted stock units as of December 31, 2017 that are ultimately expected to vest based on our probability of achievement.

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

	Year Ended December 31,
	2017	2016	2015
Creative Professional	$130,595	$102,381	$88,074
OEM	105,194	101,060	104,345

Total	$235,789	$203,441	$192,419

Geographic segment information

We market our products and services through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. Effective as of January 1, 2017, our presentation of geographic revenue has been changed to better align with how our business operates. As a result, we now report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the year ended 2016 has been restated to conform to this presentation. Revenue for the year ended 2015 has not been restated, as it is impracticable to do so. The following summarizes revenue by location:

	2017		2016
	Sales	% of Total	Sales	% of Total
United States	$101,565	43.1%	$84,895	41.7%
Europe, Middle East and Africa (EMEA)	57,147	24.2	44,770	22.0
Japan	58,566	24.8	53,620	26.4
Rest of World	18,511	7.9	20,156	9.9

Total	$235,789	100.0%	$203,441	100.0%

	2015
	Sales	% of Total
United States	$105,034	54.5%
United Kingdom	11,533	6.0
Germany	23,593	12.3
Japan	51,521	26.8
Other Asia	738	0.4

Total	$192,419	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2017	2016
Long-lived assets:
United States	$314,930	$318,786
United Kingdom	4,004	3,882
Germany	58,319	52,237
Asia (including Japan)	3,497	3,467

Total	$380,750	$378,372

15. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2025. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in New York, Massachusetts, Germany, India, South Korea and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases as of December 31, 2017 are approximately as follows (in thousands):

Years ending December 31:
2018	$4,899
2019	3,793
2020	2,980
2021	2,851
2022	2,654
Thereafter	3,255

Total	$20,432

Certain of our operating leases include escalating rental payments and lease incentives such as free rent. We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $5.8 million, $3.5 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed-upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2017 and 2016.

16. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$65,016	$60,507	$57,801	$52,465	$52,637	$52,229	$48,733	$49,842
Gross profit	54,008	49,903	46,779	42,809	43,091	42,368	40,014	40,392
Net income (loss)	11,870	1,261	(496)	(1,075)	450	2,425	6,653	5,358
Net income (loss) available to common shareholders—basic	11,304	1,196	(496)	(1,075)	455	2,341	6,447	5,218
Net income (loss) available to common shareholders—diluted	11,306	1,195	(496)	(1,075)	450	2,340	6,447	5,219
Income (loss) per common share:
Basic	$0.28	$0.03	$(0.01)	$(0.03)	$0.01	$0.06	$0.16	$0.13
Diluted	$0.28	$0.03	$(0.01)	$(0.03)	$0.01	$0.06	$0.16	$0.13

17. Subsequent Events

Legal Proceedings

On January 30, 2018, Spider Search Analytics LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against Monotype Imaging Holdings Inc., or the Company, claiming that Monotype Imaging Inc., a wholly owned subsidiary of the Company, has infringed on their patent for crawling the web through the Company’s use of third party software. Management is currently in the process of reviewing the allegations and has not yet completed its evaluation of the matter, and accordingly, it is not yet possible to conclude on the likelihood of a successful defense or to estimate the potential financial impact on the Company of an adverse decision. Accordingly, nothing has been accrued in our consolidated financial statements.

Dividend Declaration

On February 14, 2018 the Company’s Board of Directors declared a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 3, 2018 and the dividend is payable to shareholders on April 21, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monotype Imaging Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monotype Imaging Holdings Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monotype Imaging Holdings Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Monotype Imaging Holdings Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our reported dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s / Ernst & Young LLP

Boston, Massachusetts

February 27, 2018

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2018 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 20, 2016 by and among Monotype Imaging Inc., Project Wave Acquisition Sub Inc., Olapic, Inc. and Shareholder Representative Services LLC as the Stockholders’ Representative	Form 8-K	July 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Form S-1, Amendment No. 5 (File No. 333-140232)	July 10, 2007

3.2	Amended and Restated By-Laws of the Registrant	Form S-1, Amendment No. 4 (File No. 333-140232)	July 5, 2007

3.3	Amendment No. 1 to the Amended and Restated By-Laws	Form 8-K	November 7, 2008

3.4	Amendment No. 2 to the Amended and Restated By-Laws	Form 8-K	December 21, 2016

4.1	Specimen Stock Certificate	Form 10-K	February 28, 2017

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008	Form S-1 (File No. 333-150034)	April 2, 2008

10.1	Third Amended and Restated 2007 Stock Option and Incentive Plan	Form S-8 (File No. 333-217571)	May 1, 2017

10.2	Form of Non-Qualified Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.3	Form of Incentive Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.4	Form of Restricted Stock Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.5	Form of Restricted Stock Unit Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.7	2010 Inducement Stock Plan	Form S-8 (File No. 333-171036)	December 8, 2010

10.8	First Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.9	Second Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan*

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.10	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.11	Form of Restricted Stock Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.12	Form of Restricted Stock Unit Agreement under the 2010 Inducement Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.13	Equity Award Grant Policy, as amended	Form 10-Q	July 31, 2017

10.14	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Scott E. Landers	Form 8-K	January 3, 2017

10.15	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Benjamin Semmes III	Form 8-K	January 3, 2017

10.16	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Steven Martin	Form 8-K	January 3, 2017

10.17	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Janet Dunlap	Form 8-K	January 3, 2017

10.18	Employment Agreement, effective January 3, 2017, by and between Monotype Imaging Inc. and Anthony Callini	Form 8-K	January 3, 2017

10.19	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers	Form S-1 (File No. 333-140232)	January 26, 2007

10.20	Change in Control Severance Pay Plan	Form 10-Q	October 31, 2013

10.21	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.22	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008	Form 10-K	March 27, 2008

10.23	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009	Form 10-K	March 5, 2010

10.24	Fifth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of May 2, 2014	Form 10-Q	July 28, 2014

10.25	Lease, dated October 8, 2015, between WFP Tower D Co. L.P. and Olapic, Inc.	Form 10-Q	October 31, 2016

10.26	Lease, dated October 14, 2016, between Pawan Impex Private Limited and Monotype Solutions India Private Limited	Form 10-Q	October 31, 2016

10.27	Lease, dated November 7, 2016, between Saires S.A.C.I.F.I.A. and Olapic Argentina S.A.	Form 10-K	February 28, 2017

10.28	Stock Purchase Agreement by and among Agfa Corp., Agfa Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004	Form S-1, Amendment No. 1 (File No. 333-140232)	February 8, 2007

10.29	Credit Agreement by and among Monotype Imaging Holdings Inc., as Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Silicon Valley Bank, as Agent, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.30	Guaranty and Collateral Agreement by and among the Guarantors (as defined therein) and Silicon Valley Bank, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.31	Executive Incentive Bonus Plan	Form 8-K	February 26, 2014

10.32	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005	Form S-1 (File No. 333-140232)	January 26, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.33	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006	Form S-1 (File No. 333-140232)	January 26, 2007

10.34	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.35	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation	Form 8-K	November 10, 2011

14.1	Code of Business Conduct and Ethics	Form 10-Q	October 31, 2014

21.1	List of Subsidiaries	Form 10-K	February 28, 2017

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT E. LANDERS Scott E. Landers	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 27, 2018

/s/ ANTHONY CALLINI Anthony Callini	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)	February 27, 2018

/s/ ROBERT L. LENTZ Robert L. Lentz	Chairman of the Board of Directors	February 27, 2018

/s/ GAY W. GADDIS Gay W. Gaddis	Director	February 27, 2018

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 27, 2018

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Director	February 27, 2018

/s/ DOUGLAS J. SHAW Douglas J. Shaw	Director	February 27, 2018

/s/ PETER J. SIMONE Peter J. Simone	Director	February 27, 2018

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	February 27, 2018

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Reserves for Accounts Receivable:
Year ended December 31, 2017	$467	$928	$(761)	$634
Year ended December 31, 2016	264	478	(275)	467
Year ended December 31, 2015	164	194	(94)	264