Form 10-Q
period 2018-03-31
Monotype Imaging Holdings Inc.
filed 2018-04-30
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2018 was 42,173,562.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$85,351	$82,822
Restricted cash	10,000	11,987
Accounts receivable, net of allowance for doubtful accounts of $699 at March 31, 2018 and $634 at December 31, 2017	34,064	34,461
Income tax refunds receivable	1,920	1,204
Prepaid expenses and other current assets	6,455	5,714

Total current assets	137,790	136,188
Property and equipment, net	16,454	16,763
Goodwill	280,454	279,131
Intangible assets, net	83,503	84,856
Restricted cash	6,000	6,000
Other assets	4,750	3,112

Total assets	$528,951	$526,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,943	$1,467
Accrued expenses and other current liabilities	38,127	43,096
Accrued income taxes payable	440	522
Deferred revenue	15,889	15,102

Total current liabilities	57,399	60,187
Revolving line of credit	90,000	93,000
Other long-term liabilities	5,830	6,428
Deferred income taxes	27,135	28,004
Reserve for income taxes	2,811	2,783
Accrued pension benefits	6,507	6,280
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 45,587,983 at March 31, 2018 and 44,934,364 at December 31, 2017	44	44
Additional paid-in capital	305,023	298,113
Treasury stock, at cost, 3,419,116 shares at March 31, 2018 and 3,215,644 shares at December 31, 2017	(65,294)	(64,083)
Retained earnings	100,673	97,815
Accumulated other comprehensive loss	(1,177)	(2,521)

Total stockholders’ equity	339,269	329,368

Total liabilities and stockholders’ equity	$528,951	$526,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
License revenue	$45,867	$44,007
Service revenue	10,816	8,458

Total revenue	56,683	52,465
Cost of revenue—license	9,612	6,804
Cost of revenue—service	2,824	1,974
Cost of revenue—amortization of acquired technology	864	878

Total cost of revenue	13,300	9,656

Gross profit	43,383	42,809
Operating expenses:
Marketing and selling	20,065	21,242
Research and development	9,442	9,554
General and administrative	15,690	10,927
Amortization of other intangible assets	1,024	1,011

Total operating expenses	46,221	42,734

(Loss) income from operations	(2,838)	75
Other (income) expense:
Interest expense	852	758
Interest income	(124)	(127)
(Gain) loss on foreign exchange	(34)	560
Loss on derivatives	136	54
Other	(4)	6

Total other expense, net	826	1,251

Loss before benefit from income taxes	(3,664)	(1,176)
Benefit from income taxes	(2,465)	(101)

Net loss	$(1,199)	$(1,075)

Net loss available to common stockholders—basic and diluted	$(1,199)	$(1,075)

Net loss per common share—basic and diluted	$(0.03)	$(0.03)

Weighted-average number of shares outstanding—basic and diluted	40,005,789	39,476,439
Dividends declared per common share	$0.116	$0.113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,199)	$(1,075)
Other comprehensive income, net of tax:
Unrecognized actuarial gain, net of tax of $5 and $7, respectively	19	14
Foreign currency translation adjustments, net of tax of $356 and $466, respectively	1,325	851

Comprehensive income (loss)	$145	$(210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,199)	$(1,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,249	3,051
Loss on retirement of assets	9	12
Amortization of deferred financing costs and accretion of interest	55	55
Stock based compensation	4,247	4,831
Provision for doubtful accounts	191	209
Deferred income taxes	(4,582)	(1,955)
Unrealized currency loss on foreign denominated intercompany transactions	(575)	293
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,783	4,445
Prepaid expenses and other assets	(1,321)	(820)
Accounts payable	1,463	(190)
Accrued income taxes	(690)	(569)
Accrued expenses and other liabilities	(4,179)	(4,334)
Deferred revenue	3,045	1,628

Net cash provided by operating activities	7,496	5,581

Cash flows from investing activities
Purchases of property and equipment	(1,463)	(1,969)
Purchases of intangible assets	(160)	—

Net cash used in investing activities	(1,623)	(1,969)

Cash flows from financing activities
Payments on revolving line of credit	(3,000)	(3,000)
Common stock dividends paid	(4,712)	(4,568)
Purchase of treasury stock	—	(658)
Payments for employee taxes on shares withheld	(1,210)	(510)
Proceeds from exercises of common stock options	2,648	310

Net cash used in financing activities	(6,274)	(8,426)
Effect of exchange rates on cash, cash equivalents and restricted cash	943	307

Increase (decrease) in cash, cash equivalents and restricted cash	542	(4,507)
Cash, cash equivalents and restricted cash at beginning of period	100,809	109,427

Cash, cash equivalents and restricted cash at end of period	$101,351	$104,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of branded and design assets, technology and expertise for creative professionals and consumer device manufacturers. We provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process are licensed through our direct sales channel, e-commerce platforms and partner platforms. We also provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers and mobile devices, among others, as well as provide a high-quality text experience in numerous software applications and operating systems. We license our design assets and technology to creative professionals, consumer device manufacturers and independent software vendors. We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At March 31, 2018, we conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), Swyft Media Inc. and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, as reported in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and practices are as described in the Annual Report, except for the adoption of the accounting standards described in Note 3 below.

Statement of Operations

For the three months ended March 31, 2018, we have changed our presentation of revenue to disclose service revenue and cost of service revenue separately from license revenue and cost of license revenue, as service revenue now exceeds the materiality threshold for an individual line item. Prior year amounts have also been restated to conform to current presentation.

We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue on our condensed consolidated statements of operations. All other revenue is classified as license revenue.

3. Recently Issued Accounting Pronouncements

Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which outlines a comprehensive five-step revenue recognition model based on principle that replaces virtually all existing revenue recognition rules under U.S. GAAP and which requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also provided the guidance in ASC Topic 340, Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-

40), which includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The standard requires retrospective application; however, it allows entities to choose either full retrospective adoption, in which the standard is applied to all of the periods presented, or modified retrospective adoption, in which the cumulative catch-up adjustment to the opening balance of retained earnings is recognized at the date of application, with additional disclosures required to describe these effects.

We adopted the standard on January 1, 2018, and applied the modified retrospective method of adoption and have elected to apply the new standard only to contracts not completed at January 1, 2018, which represents contracts for which all (or substantially all) of the revenues have not been recognized under existing guidance as of the date of adoption.

The cumulative effect of the adoption on our condensed consolidated balance sheet, by applying the modified retrospective method as of January 1, 2018, is as follows (in thousands):

	As Reported		As Adjusted
	December 31, 2017	Cumulative Adjustments	January 1, 2018
Assets:
Accounts receivable, net(1)	$34,461	$7,052	$41,513
Prepaid expenses and other current assets(2)	5,714	427	6,141
Other assets(3)	3,112	650	3,762

Liabilities:
Deferred revenue	15,102	(2,923)	12,179
Other long-term liabilities(4)	6,428	(825)	5,603
Deferred income taxes	28,004	2,927	30,931

Stockholders’ equity:
Retained earnings	97,815	8,950	106,765

(1)	Contract assets, short term are included in the accounts receivables, net of allowance for doubtful accounts in our condensed consolidated balance sheet.
(2)	Capitalized contract costs, short term are included in the prepaid expenses and other current assets in our condensed consolidated balance sheet.
(3)	Capitalized contract costs, long term are included in other assets in our condensed consolidated balance sheet.
(4)	Deferred revenue, long term is included in other long-term liabilities in our condensed consolidated balance sheet.

In addition, we recognized additional royalty expenses totaling approximately $2.2 million, or $0.05 per share, upon the adoption of ASC 606, as an indirect effect of a change in accounting principle. These amounts are included in cost of revenue – license in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018.

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of operations on an as reported basis and as if we had continued to recognize revenue under the guidance of ASC 985-605, Software Revenue Recognition, which is also referred to herein as “legacy GAAP” (in thousands):

	March 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Assets:
Accounts receivable, net	$34,064	$28,335	$5,729
Prepaid expenses and other current assets	6,455	6,347	108
Other assets	4,750	3,670	1,080

Liabilities:
Accrued expenses and other current liabilities	38,127	35,966	2,161
Deferred revenue	15,889	17,549	(1,660)
Other long-term liabilities	5,830	6,298	(468)
Deferred income taxes	27,135	26,951	184

Stockholders’ equity:
Retained earnings	100,673	93,973	6,700

	For the three months ended March 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference
License revenue	$45,867	$43,568	$2,299
Service revenue	10,816	10,618	198
Cost of revenue—license	9,612	7,451	2,161
Marketing and selling	20,065	20,519	(454)
Benefit from income taxes	(2,465)	(2,649)	184
Net loss	(1,199)	(1,805)	606
Net loss—basic and diluted	$(0.03)	$(0.05)	$0.02

The following summarizes the significant changes under ASC 606 as compared to legacy GAAP:

•	Under legacy GAAP, revenue related to our term licenses that were bundled with service-related performance obligations when vendor-specific objective evidence (“VSOE”) did not exist was required to be recognized ratably over the term of the agreement. Under ASC 606, the Company allocates revenue to each performance obligation in the contract and each performance obligation is accounted for separately; the license revenue is recognized at the time of delivery and the service revenue is recognized over time based on their relative standalone selling prices. The application of this provision is particularly impactful to our new Mosaic product offering which was launched in the first quarter of 2018. This new offering bundles our traditional font licenses with a SaaS based portal, which under legacy GAAP would have been recognized ratably. This provision also has resulted in some revenue from contracts signed prior to 2018 being accelerated and recorded to retained earnings instead of in our operating results in 2018 and beyond.

•	We have a limited number of contracts in which we offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. Under legacy GAAP, revenue was recognized when the payments became due, based upon the requirement that the fee be fixed or determinable. However, under the new guidance, revenue related to such arrangements is accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. The application of this provision has resulted in revenue from certain contracts signed prior to 2018 being accelerated and recorded to retained earnings instead of in our operating results in 2018 and beyond. This also impacts new contracts that we sign in 2018.

•	Under legacy GAAP, we recognized royalty revenue when it was reported to us by the licensee, typically one quarter after royalty-bearing units were shipped, at which time the fee is fixed or determinable. Under ASC 606, we now estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs. Thus, revenue from royalties reported to us in the first quarter of 2018 were recorded to retained earnings upon adoption of ASC 606, rather than being recognized as revenue as it would have been under legacy GAAP. This was partially offset by the recognition of revenue in the first quarter of 2018 for estimated royalties that will be reported to us in the second quarter of 2018.

•	ASC 606 requires certain incremental costs related to contract acquisition, such as sales commissions, and contract fulfillment costs to be capitalized and amortized over the expected period of benefit whereas the Company had previously recognized such expenses as incurred.

Please see Note 4 for the Company’s policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 on January 1, 2018 and reflected restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period amounts on the cash flows, on a retrospective basis. As of result of this adoption, the beginning-of-period amount on the statement of cash flows increased $18.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively, to include restricted cash and restricted cash equivalent balances. The end-of-period amount on the statement of cash flows increased $16.0 million and $18.0 million for the three months ended March 31, 2018 and 2017, respectively, to include restricted cash and restricted cash equivalent balances.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a stock based payment award. The guidance narrows the definition of a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-09 on January 1, 2018 and there was no material impact on our consolidated financial statements.

Pension Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of the net periodic benefit cost in the income statement. The new standard will be effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and there was no material impact on our consolidated financial statements.

Pending

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance simplifies the application of the hedge accounting guidance in current GAAP and improves the financial reporting of hedging relationships by allowing entities to better align their risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods. We are currently evaluating the impact of the adoption of ASU 2017-12; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. There are additional optional practical expedients that may be elected. The Company is currently developing its implementation plan and assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

4. Revenue Recognition

We recognize revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that we expect to be entitled to receive in exchange for these services, and excludes any sales incentives and taxes collected from customers, that are subsequently remitted to governmental authorities.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under legacy GAAP. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our products and services and will provide financial statement readers with enhanced disclosures.

Nature of Licenses and Services & Timing of Revenue Recognition

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from rights to use font licenses, from custom font design services from and hosted software as a service, or SaaS, offerings. We license fonts directly to end-users through our direct sales organization, e-commerce websites and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services and web design tools. Our customers include graphic designers, advertising agencies, media organizations and corporations.

Revenue from font licenses is recognized upfront when the font software is delivered or made available to the customer. Custom font design services are generally not a separate distinct performance obligation and are sold with a license for the custom font, in which case revenue is recognized upon completion of the services and when the font is delivered and accepted by the customer. In limited cases, the Company has an enforceable right to payment prior to final delivery and acceptance of custom font design work. In these cases the Company has determined that the proper treatment is a single over-time performance obligation using input methods (incurred hours towards completion) to measure progress towards completion to determine the pattern of satisfaction of the performance obligation.

For our hosted offerings where we provide our customers the right to access our software without taking possession, revenue is recognized over the contract period on a time-elapsed basis, which is consistent with the transfer of service to the customer. Payment terms and conditions for Creative Professional contracts generally require payment within thirty to sixty days of contract inception. An exception exists for certain contracts for our SaaS offerings or a limited number of multi-year term license agreements which have periodic payment terms, generally quarterly or annually, over the term of the contract. In instances where the timing of revenue recognition differs from the respective payment terms, we have considered whether such contracts include a significant financing component, subject to the applicable practical expedient. The purpose of these payment structures is to align with industry and market standards, not to provide customers with financing. We have determined our contracts generally do not include a significant financing component; however, the Company will continue to assess (1) the length of time between when the goods or services are delivered and expected payment and (2) prevailing interest rates in the market to re-evaluate this conclusion.

OEM Revenue

Our OEM revenue is derived substantially from printer imaging, printer driver and display imaging products. OEM revenue primarily relates to licenses providing our customers the right to embed our fonts and technology in their products over a certain term. Under our OEM licensing arrangements, we either receive a fixed fee as specified under the license arrangement or a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products and for font development. Revenue from per-unit royalty contracts is estimated and recognized in the period that the royalty-bearing event or sale by our OEM customer occurs. Revenue from fixed fee licenses is generally recognized upfront at the point in time when the software embodying the font is shipped or made available to the customer. Certain OEM contracts may include customer support services and unspecified updates for our font technology which is a distinct stand-ready performance obligation and recognized ratably over the service period. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals.

Disaggregated Revenue

The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (See Note 12 for further information regarding revenue by major markets and revenue by geography):

	March 31, 2018
	Creative Professional	OEM	Total
License Revenue:
License transferred in point in time	$24,879	$20,333	$45,212
License transferred over time	655		655
Service Revenue:
Service transferred in point in time	470	656	1,126
Service transferred over time	8,994	696	9,690

Total	$34,998	$21,685	$56,683

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

Judgment is required to determine the standalone selling price for each distinct performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation or products, etc.). Revenue related to the estimation of per-unit royalties was $4.3 million for three months ended March 31, 2018.

As discussed above, certain of our Creative Professional contracts have payment terms that differ from the timing of revenue recognition which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient which permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those contracts in which the period exceeds the one year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to our customers with extended payment terms by determining the present value of the future payments by applying a discount rate that reflects the customer’s creditworthiness.

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2018 is $27.1 million. This amount consists principally of amounts billed for undelivered services that are included in deferred revenue totaling approximately $17.3 million, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable), totaling approximately $9.8 million. Of these amounts, approximately $20.2 million is expected to be recognized as revenue within the next 12 months, with substantially all of the remainder expected to be recognized as revenue within the following 24 month period, as shown in the table below (in thousands):

	Current	Long-term	Total
Deferred revenue	$15,889	$1,372	$17,261
Unbilled backlog	4,343	5,482	9,825

Total	$20,232	$6,854	$27,086

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable, or contract asset, when revenue is recognized prior to invoicing when we have an enforceable right to payment. When invoicing occurs prior to revenue recognition, we have unearned revenue, or contract liabilities, presented on our condensed consolidated balance sheet as “deferred revenue” within deferred revenue and other long-term liabilities, as appropriate. When invoicing occurs after revenue recognition, we have earned revenue, or contract assets, presented on our condensed consolidated balance sheet as “unbilled receivables” within accounts receivable and other assets, as appropriate.

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $6.8 million. Revenue recognized during the three month ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, is approximately $4.3 million. During the three months ended March 31, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the three months ended March 31, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of March 31, 2018 was $1.4 million; of which $0.5 million was short-term and has been included in prepaid expenses and other current assets and $0.9 million was long term and has been included in other assets in our condensed consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment; however, no impairment existed as of March 31, 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of March 31, 2018.

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$3,072	$3,072	$—	$—
Cash equivalents—commercial paper	16,476	—	16,476	—
Cash equivalents—corporate bonds	1,507	—	1,507	—
Cash equivalents—U.S. government and agency securities	7,487	7,487	—	—
Restricted cash equivalents—money market fund	10,000	10,000	—	—

Total current assets	38,542	20,559	17,983	—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total long term assets	6,000	6,000	—	—

Total assets	$44,542	$26,559	$17,983	$—

	Fair Value Measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,014	$2,014	$—	$—
Cash equivalents—commercial paper	16,477	—	16,477	—
Cash equivalents—corporate bonds	1,457	—	1,457	—
Cash equivalents—U.S. government and agency securities	10,488	10,488	—	—
Restricted cash equivalents—money market fund	3,000	3,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,987	8,987	—	—

Total current assets	42,423	24,489	17,934	—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total long term assets	6,000	6,000	—	—

Total assets	$48,423	$30,489	$17,934	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time as contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2018, we had one 30-day forward contract to sell 2.4 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 were as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	March 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$68,479	$(55,068)	$13,411	$68,296	$(54,213)	$14,083
Acquired technology	11	69,443	(50,107)	19,336	69,200	(48,945)	20,255
Non-compete agreements	4	14,678	(13,661)	1,017	14,632	(13,470)	1,162
Indefinite-lived intangible assets:
Trademarks		45,339	—	45,339	44,956	—	44,956
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$202,339	$(118,836)	$83,503	$201,484	$(116,628)	$84,856

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. At March 31, 2018 and December 31, 2017, the Company had $90.0 million and $93.0 million outstanding under the Credit Facility. At March 31, 2018 and December 31, 2017, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $59.5 million and $56.5 million available for borrowing at March 31, 2018 and December 31, 2017, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75% per annum. At March 31, 2018, our rate, inclusive of applicable margins, was 3.6% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR.

As of March 31, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.24:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.42:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of March 31, 2018.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$28	$22
Interest cost	27	25
Amortization	24	22

Net periodic benefit cost	$79	$69

9. Income Taxes

Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018		2017
Benefit from income taxes at statutory rate	$(770)	21.0%	$(411)	35.0%
State and local income taxes, net of federal tax benefit	(78)	2.1%	(20)	1.7%
Stock based compensation	(22)	0.6%	(20)	1.7%
Foreign rate differential	(1,237)	33.8%	45	(3.8)%
Research credits	18	(0.5)%	59	(5.0)%
Permanent non-deductible acquisition-related expense	(301)	8.2%	(245)	20.9%
Net (windfall) shortfall on stock based compensation	(117)	3.2%	471	(40.1)%
Other, net	42	(1.1)%	20	(1.8)%

Reported income tax benefit	$(2,465)	67.3%	$(101)	8.6%

As of March 31, 2018, the reserve for uncertain tax positions was approximately $6.8 million. Of this amount, $4.6 million is recorded as a reduction of deferred tax assets and $2.2 million is classified as long-term liabilities.

As disclosed in the Company’s 2017 Form 10-K, the Company recorded the tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) in the consolidated financial statements for the year ended December 31, 2017. The new legislation required the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information, as permitted in accordance with Staff Accounting Bulletin No. 118. The Company recorded an initial estimate of the tax on unremitted earnings of approximately $0.2 million, however, this amount was offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings was zero. The Company is continuing to update this estimate, but does not expect there to be a material change in the estimate once it is finalized.

10. Net Loss Per Share

For the three months ended March 31, 2018 and 2017, earnings was not allocated to participating securities in the calculation of basic and diluted earnings per share as there were net losses. For the three months ended March 31, 2018 and 2017, the net loss available to common shareholders was divided by the weighted-average number of common shares outstanding during the period to calculate diluted earnings per share. For the three months ended March 31, 2018 and 2017, the assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were not included in the computation of net loss per share as their effect would have been anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net loss per share and a reconciliation of the numerator and denominator used in the calculation of diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss, as reported	$(1,199)	$(1,075)
Less: net loss attributable to participating securities	—	—

Net loss available to common shareholders—basic and diluted	$(1,199)	$(1,075)

Denominator:
Weighted-average shares of common stock outstanding	41,846,619	41,469,616
Less: weighted-average shares of unvested restricted common stock outstanding	(1,840,830)	(1,993,177)

Weighted-average number of common shares used in computing basic and diluted net loss per common share	40,005,789	39,476,439

Net loss per share applicable to common shareholders—basic and diluted	$(0.03)	$(0.03)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options	620,312	952,422
Unvested restricted common stock	685,719	551,499
Unvested restricted stock units	64,024	59,582

11. Stock Based Compensation

We account for stock based compensation in accordance with ASC Topic No. 718, Compensation – Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The following presents the impact of stock based compensation expense on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Marketing and selling	$1,734	$2,330
Research and development	988	1,018
General and administrative	1,525	1,483

Total expensed	4,247	4,831
Property and equipment	14	22

Total stock based compensation	$4,261	$4,853

In the first quarter of 2018 and 2017, approximately $14 thousand and $22 thousand, respectively, of stock based compensation was capitalized in connection with internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheets. As of March 31, 2018, the Company had $37.8 million of unrecognized compensation expense related to employees and directors unvested stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.6 years.

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

	Three Months Ended March 31,
	2018	2017
Creative Professional	$34,998	$27,071
OEM	21,685	25,394

Total	$56,683	$52,465

Geographic segment information

We market our products and services principally through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. We report revenue based on the geographic location of our customers. For example, licenses may be sold to large international companies, which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States.

The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2018		2017
	Revenue	% of Total	Revenue	% of Total
United States	$24,823	43.8%	$23,597	45.0%
Japan	11,652	20.5	14,461	27.6
Europe, Middle East, and Africa (EMEA)	15,066	26.6	10,860	20.7
Rest of the World	5,142	9.1	3,547	6.7

Total	$56,683	100.0%	$52,465	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2018	December 31, 2017
Long-lived assets:
United States	$313,210	$314,930
United Kingdom	4,104	4,004
Germany	59,591	58,319
Asia (including Japan)	3,506	3,497

Total	$380,411	$380,750

13. Commitments and Contingencies

Legal Proceedings

From time-to-time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2018 or December 31, 2017.

14. Subsequent Events

Dividend Declaration

On April 2, 2018, the Company’s Board of Directors declared an $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 2, 2018, and the dividend is payable to shareholders of record on July 20, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our design assets and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Our Creative Professional and OEM revenues are both comprised of license and service revenues. We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue. All other revenue is classified as license revenue. We operate our business based on our two principal markets, Creative Professional and OEM, which is the basis for the following discussion of operating results.

Some of our revenue streams, particularly project-related and custom font design service revenue where spending is largely discretionary in nature, have historically been, and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Geographic revenue, which is based on the geographic location of our customers, is in the table below:

	Three Months Ended March 31,
	2018		2017
	Revenue	% of Total	Revenue	% of Total
	(In thousands of dollars, except percentages)
United States	$24,823	43.8%	$23,597	45.0%
Japan	11,652	20.5	14,461	27.6
Europe, Middle East, and Africa (EMEA)	15,066	26.6	10,860	20.7
Rest of the World	5,142	9.1	3,547	6.7

Total	$56,683	100.0%	$52,465	100.0%

For the three months ended March 31, 2018 and 2017, revenue from customers outside the United States comprised 56.2% and 55.0%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our design assets and technology worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended March 31, 2018 and 2017, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 23.0% and 31.3% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue for the three months ended March 31, 2018 or 2017.

Creative Professional Revenue

For a description of our Creative Professional revenue and related accounting policy, see Note 4.

OEM Revenue

For a description of our OEM revenue and related accounting policy, see Note 4.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, personnel and allocated internal engineering expense and overhead costs related to custom font design services and our SaaS based offerings and cloud-based web service costs. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees.

Cost of revenue also includes amortization of acquired technology, which we amortize over 7 to 15 years. For purposes of amortizing acquired technology, we estimate the remaining useful life of the technology based upon various considerations, including our knowledge of the technology and the way our customers use it. We use the straight-line method to amortize our acquired technology. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. In addition, within our Creative Professional business, the cost of our custom font design and SaaS based service revenue is substantially higher than the cost of our other revenue. The relative cost of our Creative Professional revenue has decreased in recent periods, as efforts to sell license rights to more fonts that we own have been successful, and because we have recently experienced success in our effort to sell certain license rights that carry lower royalty rates to Creative Professional customers. Our Creative Professional revenue is growing at a faster rate than our OEM revenue. We expect these trends to continue. Our gross profit is subject to variability from period-to-period, depending on the product mix and the level of custom font design and SaaS based service revenue.

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

Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the adoption as of January 1, 2018, of guidance in ASC 606 as more fully described in Note 3 to the accompanying unaudited condensed consolidated quarterly statements.

Results of Operations for the Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We derive revenue from two principal sources: licensing our design assets and technology to brands and creative professionals, which we refer to as our Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as our OEM revenue. We derive our Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive our OEM revenue primarily from consumer device manufacturers. Our Creative Professional and OEM revenues are both comprised of license and service revenues. We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue. All other revenue is classified as license revenue. Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Three Months Ended March 31,
	2018	2017	Increase
License revenue	$45,867	$44,007	$1,860
Service revenue	10,816	8,458	2,358
Cost of revenue—license	9,612	6,804	2,808
Cost of revenue—service	2,824	1,974	850

License revenue increased primarily due to the growth in sales of revenue from our enterprise customers, including the launch of our Mosaic product offering, partially offset by decreases due to certain one-time printer revenue recognized in the first quarter of 2017 as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. Additionally, we recorded lower royalty based revenue as a result of the adoption of ASC 606. We now estimate and accrue our royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter to the fourth quarter.

Service revenue has increased as a percentage of total revenue due primarily to the growth of our SaaS-based product offerings. Gross profit from license revenue, before amortization of acquired technology, decreased from 84.5% to 79.0%. These decreases are primarily due to additional non-recurring royalty expense for which there was no corresponding revenue in the period in accordance with ASC 606. Gross profit from service revenue, before amortization of acquired technology, decreased from 76.7% to 73.9%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

While revenue from services has grown to a level of significance requiring separate disclosure, we continue to operate our business based on our two principal markets, Creative Professional and OEM, which is the basis for the following discussion of operating results.

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue:
Creative Professional	61.7%	51.6%
OEM	38.3	48.4

Total revenue	100.0	100.0
Cost of revenue	22.0	16.7
Cost of revenue—amortization of acquired technology	1.5	1.7

Total cost of revenue	23.5	18.4

Gross profit	76.5	81.6
Marketing and selling	35.4	40.6
Research and development	16.6	18.2
General and administrative	27.7	20.8
Amortization of other intangible assets	1.8	1.9

Total operating expenses	81.5	81.5

(Loss) income from operations	(5.0)	0.1
Interest expense, net	1.3	1.2
(Gain) loss on foreign exchange	(0.1)	1.0
Loss on derivatives	0.2	0.1
Other	—	—

Total other expenses	1.4	2.3
Loss before benefit from income taxes	(6.4)	(2.2)
Benefit from income taxes	(4.3)	(0.2)

Net loss	(2.1%)	(2.0%)

The following discussion compares the three months ended March 31, 2018 with the three months ended March 31, 2017.

Revenue by Market

We view our operations and manage our business as one segment: the development, marketing and licensing of design assets and technologies. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets, Creative Professional and consumer device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase/ (Decrease)
Creative Professional	$34,998	$27,071	$7,927
OEM	21,685	25,394	(3,709)

Total revenue	$56,683	$52,465	$4,218

Revenue

Revenue was $56.7 million and $52.5 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $4.2 million, or 8.0%.

Creative Professional revenue increased $7.9 million, or 29.3%, to $35.0 million for the three months ended March 31, 2018, as compared to $27.1 million for the three months ended March 31, 2017, mainly due to growth in sales of revenue from our enterprise customers, including the launch of our Mosaic solution and higher service revenue as SaaS offerings continue to become a larger part of our offering portfolio.

OEM revenue decreased $3.7 million, or 14.6%, to $21.7 million in the first quarter of 2018, as compared to $25.4 million in the first quarter of 2017. Revenue from our printer imaging electronic OEM customers decreased period over period largely due to certain one-time printer revenue recognized in the first quarter of 2017 as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. Additionally, we recorded lower royalty based revenue as a result of the adoption of ASC 606. We now estimate and accrue our royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter to the fourth quarter.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $12.4 million and $8.8 million in the three months ended March 31, 2018 and 2017, respectively. The increase in cost of revenue in the first quarter of 2018 is partially a result of the increase in revenue and partially due to $2.2 million of additional non-recurring royalty expense for which there was no corresponding revenue item in the period in accordance with ASC 606. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 22.0% and 16.7% of total revenue in the three months ended March 31, 2018 and 2017, respectively.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Gross profit decreased 5.1% to 76.5% in the three months ended March 31, 2018, as compared to 81.6% in the three months ended March 31, 2017. The decrease in gross profit in the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the additional non-recurring royalty expense as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $20.1 million and $21.2 million in the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.1 million, or 5.5%, mainly due to lower personnel expenses. Personnel and personnel related expenses decreased $1.3 million in the first quarter of 2018, as compared to the same period in 2017, partially due to the Olapic restructuring in the fall of 2017 and other decreases in headcount, which were partially offset by increased variable compensation and annual salary increases. A net increase in infrastructure expenses, such as software and facilities, provided a $0.2 million increase period over period.

Research and Development. Research and development expense was $9.4 million and $9.5 million in the three months ended March 31, 2018 and 2017, respectively, a decrease of $0.1 million, or 1.2%.

General and Administrative. General and administrative expense increased $4.8 million, or 43.6%, to $15.7 million in the three months ended March 31, 2018, as compared to $10.9 million in the three months ended March 31, 2017. Outside consulting and legal expenses increased $3.2 million in the first quarter of 2018, as compared to the same period in 2017, primarily due to additional expenses incurred related to shareholder activities. Personnel and personnel related expenses increased $1.1 million in the three months ended March 31, 2018, as compared to the same period in 2017, the result of increased headcount mainly from key hiring during the second half of 2017 and annual salary increases. Increased infrastructure expenses, such as software expenses and depreciation, together contributed $0.5 million to the overall increase in general and administrative expenses, period over period.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $1.0 million for the three months ended March 31, 2018 and 2017.

Interest Expense, Net

Interest expense, net of interest income was $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $0.1 million, or 15.4%, mainly due to borrowings under our revolving line of credit.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $34 thousand and a loss $0.6 million in the three months ended March 31, 2018 and 2017, respectively. The gain and loss in each of the periods was primarily the result of currency fluctuations on our foreign denominated receivables and payables.

Loss on Derivatives

Loss on derivatives was a loss of $0.1 million in the first quarter of 2018, as compared to a loss of $54 thousand in the three months ended March 31, 2017, the net result of changes in the market value of our 30-day forward currency derivative contracts.

Benefit from Income Taxes

For the three months ended March 31, 2018 and 2017, our effective tax rate was 67.3% and 8.6%, respectively. Our effective tax rate of 67.3% for the three months ended March 31, 2018 is significantly higher than our 2017 effective tax rate primarily due to the enactment of the Tax Cuts and Jobs Act (“The Act”) in December 2017. Significant changes resulting primarily from The Act included:

•	The statutory tax rate in the three months ended March 31, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•	Foreign rate differential increased our effective rate 33.8% in the three months ended March 31, 2018, as compared to a decrease of 3.8% in the same period in 2017, due to changes in tax treatment of foreign earnings under The Act. These changes include significant new limitations on the ability to utilize foreign tax credits, and the effects of the new Global Intangible Low Taxed Income (GILTI) provisions. These provisions have resulted in a significantly higher effective tax rate on foreign earnings.

•	Non-deductible expenses added 8.2% to the effective tax rate for the three months ended March 31, 2018, as compared to 20.9% for the three months ended March 31, 2017, primarily due to changes in the deductibility of officers compensation under The Act, partially offset by the reduction in the statutory rate and a decrease in non-deductible acquisition-related compensation expense for the period.

In addition, a net windfall on stock based compensation resulted in a 3.2% increase in the effective rate for the first quarter of 2018, as compared to a shortfall rate in the same period in 2017 that resulted in a 40.1% reduction in the effective rate.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2018 and 2017.

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $85.4 million and a $150.0 million revolving credit facility, of which there was $90.0 million of outstanding borrowings. Our liquidity and cash flows in the three months ended March 31, 2017, included share purchases made under a share repurchase program, which ended on December 31, 2017. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$7,496	$5,581
Net cash used in investing activities	(1,623)	(1,969)
Net cash used in financing activities	(6,274)	(8,426)
Effect of exchange rates on cash, cash equivalents and restricted cash	943	307

Total increase (decrease) in cash, cash equivalents and restricted cash	$542	$(4,507)

Operating Activities

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances. We generated $7.5 million in cash from operations during the three months ended March 31, 2018. Net loss, after adjusting for depreciation and amortization, loss on retirement of assets, amortization of deferred financing costs, accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $1.4 million in cash. Decreased accrued expenses offset by increased accounts payable used $2.7 million in cash, primarily a result of the payment of 2017 accrued variable compensation. Increased deferred revenue and decreased accounts receivable generated $10.8 million in cash as a result of customer payments received in Q1, net of an increase in unbilled receivables due to the adoption of ASC 606. Prepaid expenses and other assets used $1.3 million in cash, mainly due to an increase in capitalized contract costs related to the adoption of ASC 606. Accrued income taxes used $0.7 million during the quarter ended March 31, 2018.

We generated $5.6 million in cash from operations during the three months ended March 31, 2017. Net loss, after adjusting for depreciation and amortization, amortization of deferred financing costs, accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $5.4 million in cash. Decreased accrued expenses and accounts payable used $4.5 million in cash, primarily a result of the payment of 2016 accrued variable compensation. Increased deferred revenue and decreased accounts receivable, offset by increased prepaid expenses generated $5.3 million in cash, mainly due to timing. Accrued income taxes used $0.6 million during the quarter ended March 31, 2017.

Investing Activities

During the three months ended March 31, 2018, we used $1.6 million in investing activities for the purchase of $1.4 million of property and equipment and $0.2 million for acquisition of intangible assets. During the three months ended March 31, 2017, we used $2.0 million in investing activities for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 was $6.3 million. We received cash from exercises of stock options of $2.6 million. We paid a cash dividend of $4.7 million and we paid $3.0 million on our outstanding revolving line of credit. We also used $1.2 million for employee taxes on shares withheld. Cash used in financing activities for the three months ended March 31, 2017 was $8.4 million. We received cash from exercises of stock options of $0.3 million. We paid a cash dividend of $4.6 million and we paid $3.0 million on our outstanding revolving line of credit. We also purchased $0.7 million of treasury stock and paid $0.5 million in employee taxes on shares withheld in the three months ended March 31, 2017.

Dividends

On February 14, 2018, our Board of Directors approved an $0.116 per share, or $4.9 million, quarterly cash dividend on our outstanding common stock. The record date was April 2, 2018 and the dividend was paid to shareholders on April 20, 2018. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 2, 2018, our Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 2, 2018 and the dividend is payable to shareholders of record on July 20, 2018.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At March 31, 2018, our rate, inclusive of applicable margins, was 3.6% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $90.0 million at March 31, 2018, and $93.0 million at December 31, 2017. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement, leaving $59.5 million and $56.5 million available for borrowing at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.24:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.42:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of March 31, 2018.

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,199)	$(1,075)
Benefit from income taxes	(2,465)	(101)
Interest expense, net	728	631
Depreciation and amortization	3,249	3,051

EBITDA	$313	$2,506
Stock based compensation	4,247	4,831
Non-cash add backs	—	—
Restructuring, issuance and cash non-operating costs	335	49
Acquisition expenses	—	—

Adjusted EBITDA(1)	$4,895	$7,386

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income from operations and net income. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision for income taxes and stock based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. In the past, we have had a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have stock based compensation and the associated expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2018.

Non-GAAP Measures

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets, stock based compensation expense and acquisition-related compensation. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss another key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets, stock based compensation expenses and acquisition-related compensation. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted shares in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

In March 2018, we revised our definition of non-GAAP net adjusted EBITDA and non-GAAP earnings per share to exclude the impact of one-time non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses. This change more accurately reflects management’s view of the Company’s business and financial performance.

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,199)	$(1,075)
Interest expense, net	728	631
Other expense, net	98	620
Benefit from income taxes	(2,465)	(101)

(Loss) income from operations	$(2,838)	$75
Depreciation and amortization	3,249	3,051
Stock based compensation	4,247	4,831
Acquisition-related compensation(1)	1,189	1,407
Non-recurring expenses(2)	5,114	—

Net adjusted EBITDA(3)	$10,961	$9,364

The following table presents a reconciliation from (loss) earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended March 31,
	2018	2017
GAAP loss per diluted share	$(0.03)	$(0.03)
Amortization, net of tax of $0.01 and $0.00, respectively	0.04	0.04
Stock based compensation, net of tax of $0.02 and $0.01, respectively	0.09	0.11
Acquisition-related compensation, net of tax of $0.00 and $0.00, respectively(1)	0.03	0.04
Non-recurring expenses, net of tax of $0.03 and $0.00, respectively(2)	0.09	—

Non-GAAP earnings per diluted share(3)	$0.22	$0.16

(1)	For the three months ended March 31, 2018, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.3 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the three months ended March 31, 2017, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(2)	For the three months ended March 31, 2018, the amount includes $2.7 million, or $0.05 per share, net of tax, of certain advisor fees related to shareholder activities, $2.2 million, or $0.04 per share, net of tax, of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $0.2 million, or $0.00 per share, net of tax, of restructuring expenses.
(3)	Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and stock based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Contingent consideration and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP diluted earnings per share is a material limitation. Non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses, have a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $26.1 million and $24.3 million at March 31, 2018 and December 31, 2017, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2018 and December 31, 2017, no customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three months ended March 31, 2018 and 2017, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At March 31, 2018 and December 31, 2017, the Company had borrowings under our revolving Credit Facility of $90.0 million and $93.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at March 31, 2018, our rate was 3.6% for LIBOR. A 10% increase in the rate would have increased our interest expense by $0.9 million.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended March 31, 2018 and 2017, revenue from customers outside the United States, particularly EMEA and Japan, comprised 56.2% and 55.0%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro Japanese yen and the Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $2.0 million, decreased expenses by $2.4 million and increased operating income by $0.5 million for the three months ended March 31, 2018. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2018, we had one 30-day forward contract to sell 2.4 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value, and at December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018 (1)(2)	36,838	$3.03	—	$—
February 2, 2018 to February 27, 2018 (1)(2)	60,119	$4.59	—	$—
March 3, 2018 to March 30, 2018 (1)(2)	106,515	$7.72	—	$—

Total	203,472	$5.95	—	$—

(1)	The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 207 Stock Option and Incentive Plan, “2007 Award Plan” or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company withheld 4,469, 11,336 and 34,323 shares of vested restricted stock for payment of taxes associated with the vesting in January, February and March, respectively.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

MONOTYPE IMAGING HOLDINGS INC.

Date: April 30, 2018	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2018	By:	/S/ ANTHONY CALLINI
Anthony Callini
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)