Form 10-Q
period 2018-06-30
Monotype Imaging Holdings Inc.
filed 2018-07-30
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2018 was 42,103,855.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$75,819	$82,822
Restricted cash	3,000	11,987
Accounts receivable, net of allowance for doubtful accounts of $898 at June 30, 2018 and $634 at December 31, 2017	36,491	34,461
Income tax refunds receivable	1,844	1,204
Prepaid expenses and other current assets	7,491	5,714

Total current assets	124,645	136,188
Property and equipment, net	15,543	16,763
Goodwill	277,121	279,131
Intangible assets, net	78,335	84,856
Restricted cash	6,000	6,000
Other assets	6,313	3,112

Total assets	$507,957	$526,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,337	$1,467
Accrued expenses and other current liabilities	31,127	43,096
Accrued income taxes payable	183	522
Deferred revenue	13,771	15,102

Total current liabilities	46,418	60,187
Revolving line of credit	85,000	93,000
Other long-term liabilities	6,925	6,428
Deferred income taxes	26,351	28,004
Reserve for income taxes	2,839	2,783
Accrued pension benefits	6,194	6,280
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 45,738,145 at June 30, 2018 and 44,934,364 at December 31, 2017	44	44
Additional paid-in capital	308,952	298,113
Treasury stock, at cost, 3,586,782 shares at June 30, 2018 and 3,215,644 shares at December 31, 2017	(66,581)	(64,083)
Retained earnings	96,477	97,815
Accumulated other comprehensive loss	(4,662)	(2,521)

Total stockholders’ equity	334,230	329,368

Total liabilities and stockholders’ equity	$507,957	$526,050

The accompanying notes are an integral part of these condensed consolidated financial statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License revenue	$48,093	$47,447	$93,960	$91,454
Service revenue	12,594	10,354	23,410	18,812

Total revenue	60,687	57,801	117,370	110,266
Cost of revenue—license	7,282	7,159	16,894	13,963
Cost of revenue—service	2,674	2,982	5,498	4,956
Cost of revenue—amortization of acquired technology	860	881	1,724	1,759

Total cost of revenue	10,816	11,022	24,116	20,678

Gross profit	49,871	46,779	93,254	89,588
Operating expenses:
Marketing and selling	20,081	22,722	40,170	43,964
Research and development	8,456	9,227	17,752	18,781
General and administrative	11,858	11,814	27,476	22,741
Restructuring	6,376	—	6,570	—
Amortization of other intangible assets	965	1,019	1,989	2,030

Total operating expenses	47,736	44,782	93,957	87,516

Income (loss) from operations	2,135	1,997	(703)	2,072
Other (income) expense:
Interest expense	945	792	1,797	1,550
Interest income	(146)	(66)	(270)	(193)
(Gain) loss on foreign exchange	(404)	2,627	(438)	3,187
(Gain) loss on derivatives	(227)	117	(91)	171
Other (income) expense, net	(2)	50	(6)	56

Total other expense	166	3,520	992	4,771

Income (loss) before provision (benefit) for income taxes	1,969	(1,523)	(1,695)	(2,699)
Provision (benefit) for income taxes	1,274	(1,027)	(1,191)	(1,128)

Net income (loss)	$695	$(496)	$(504)	$(1,571)

Net income (loss) available to common stockholders—basic and diluted	$666	$(496)	$(504)	$(1,571)

Net income (loss) per common share—basic and diluted	$0.02	$(0.01)	$(0.01)	$(0.04)

Weighted-average number of shares outstanding:
Basic	40,418,308	39,657,071	40,436,595	39,567,254
Diluted	40,537,852	39,657,071	40,436,595	39,567,254
Dividends declared per common share	$0.116	$0.113	$0.232	$0.226

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$695	$(496)	$(504)	$(1,571)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $8, $8, $13 and $15, respectively	22	15	41	29
Foreign currency translation adjustments, net of tax of $834, $1,952, $494 and $2,411, respectively	(3,507)	3,778	(2,182)	4,629

Comprehensive income	$(2,790)	$3,297	$(2,645)	$3,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(504)	$(1,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,447	6,173
Loss on retirement of fixed assets	10	90
Loss on abandonment of product line	3,223	—
Amortization of deferred financing costs and accreted interest	110	110
Stock based compensation	7,435	10,023
Provision for doubtful accounts	659	591
Deferred income taxes	(4,603)	(4,645)
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(207)	2,611
Changes in operating assets and liabilities:
Accounts receivable	4,345	421
Prepaid expenses and other assets	(3,957)	(1,466)
Accounts payable	(108)	(207)
Accrued income taxes payable	(1,013)	1,117
Accrued expenses and other liabilities	(9,801)	(2,288)
Deferred revenue	1,283	1,478

Net cash provided by operating activities	3,319	12,437

Cash flows from investing activities
Purchases of property and equipment	(2,125)	(3,589)
Purchases of intangible assets	(160)	—

Net cash used in investing activities	(2,285)	(3,589)

Cash flows from financing activities
Payments on revolving line of credit	(8,000)	(6,000)
Common stock dividends paid	(9,604)	(9,295)
Purchase of treasury stock	(981)	(2,213)
Payments for employee taxes on shares withheld	(1,517)	(642)
Proceeds from exercises of common stock options	3,382	712

Net cash used in financing activities	(16,720)	(17,438)
Effect of exchange rates on cash, cash equivalents and restricted cash	(304)	795

Decrease in cash, cash equivalents and restricted cash	(15,990)	(7,795)
Cash, cash equivalents and restricted cash at beginning of period	100,809	109,426

Cash, cash equivalents and restricted cash at end of period	$84,819	$101,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. Nature of the Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading provider of branded and design assets, technology and expertise for creative professionals and consumer device manufacturers. We provide high-quality, branded or personalized content across multiple devices and mediums. Our solutions, which include type, branded mobile content, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process are licensed through our direct sales channel, e-commerce platforms and partner platforms. We also provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers and mobile devices, among others, as well as provide a high-quality text experience in numerous software applications and operating systems. We license our design assets and technology to creative professionals, consumer device manufacturers and independent software vendors. We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. As of June 30, 2018, we conduct our operations through five domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), Swyft Media Inc. and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

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

Statement of Operations

For the three and six months ended June 30, 2018, we have changed our presentation of revenue to disclose service revenue and cost of service revenue separately from license revenue and cost of license revenue, as service revenue now exceeds the materiality threshold for an individual line item. Prior year amounts were historically reported on a combined basis and have been restated to conform to current presentation.

We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue on our condensed consolidated statements of operations. All other revenue is classified as license revenue.

3. Recent Accounting Pronouncements

Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which outlines a comprehensive five-step revenue recognition model based on a principle that replaces virtually all existing revenue recognition rules under U.S. GAAP and which requires revenue to be recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 also provided the guidance in ASC Topic 340, Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The standard requires retrospective application; however, it allows entities to choose either full retrospective adoption, in which the standard is applied to all of the periods presented, or modified retrospective adoption, in which the cumulative catch-up adjustment to the opening balance of retained earnings is recognized at the date of application, with additional disclosures required to describe these effects.

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

The cumulative effect of the adoption on our condensed consolidated balance sheet, by applying the modified retrospective method as of January 1, 2018, is as follows (in thousands):

	As Reported	Cumulative Adjustments	As Adjusted
	December 31, 2017		January 1, 2018
Assets:
Accounts receivable, net(1)	$34,461	$7,052	$41,513
Prepaid expenses and other current assets(2)	5,714	427	6,141
Other assets(3)	3,112	650	3,762
Liabilities:
Deferred revenue	15,102	(2,923)	12,179
Other long-term liabilities(4)	6,428	(825)	5,603
Deferred income taxes	28,004	2,927	30,931
Stockholders’ equity:
Retained earnings	97,815	8,950	106,765

(1)	Contract assets, short term are included in the accounts receivables, net of allowance for doubtful accounts in our condensed consolidated balance sheet.
(2)	Capitalized contract costs, short term are included in the prepaid expenses and other current assets in our condensed consolidated balance sheet.
(3)	Capitalized contract costs, long term are included in other assets in our condensed consolidated balance sheet.
(4)	Deferred revenue, long term is included in other long-term liabilities in our condensed consolidated balance sheet.

In addition, we recognized additional royalty expenses totaling approximately $2.2 million, or $0.05 per share, upon the adoption of ASC 606, as an indirect effect of a change in accounting principle. These amounts are included in cost of revenue – license in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of operations on an as reported basis and as if we had continued to recognize revenue under the guidance of ASC 985-605, Software Revenue Recognition, which is also referred to herein as “legacy GAAP” (in thousands):

	June 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
Assets:
Accounts receivable, net	$36,491	$28,908	$7,583
Prepaid expenses and other current assets	7,491	7,301	190
Other assets	6,313	3,379	2,934

Liabilities:
Accrued expenses and other current liabilities	31,127	28,966	2,161
Deferred revenue	13,771	16,455	(2,684)
Other long-term liabilities	6,925	7,393	(468)
Deferred income taxes	26,351	25,047	1,304
Stockholders’ equity:
Retained earnings	96,477	86,083	10,394

	For the three months ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
License revenue	$48,093	$44,005	$4,088
Marketing and selling	20,081	20,807	(726)
Provision (benefit) for income taxes	1,274	154	1,120
Net income (loss)	695	(2,999)	3,694
Net income (loss)—basic and diluted	$0.02	$(0.07)	$0.09

	For the six months ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
License revenue	$93,960	$87,573	$6,387
Service revenue	23,410	23,212	198
Cost of revenue—license	16,894	14,733	2,161
Marketing and selling	40,170	41,350	(1,180)
(Benefit) provision for income taxes	(1,191)	(2,495)	1,304
Net loss	(504)	(4,804)	4,300
Net loss—basic and diluted	$(0.01)	$(0.12)	$0.11

The following summarizes the significant changes under ASC 606 as compared to legacy GAAP:

•	Under legacy GAAP, revenue related to our term licenses that were bundled with service-related performance obligations when vendor-specific objective evidence (“VSOE”) did not exist was required to be recognized ratably over the term of the agreement. Under ASC 606, the Company allocates revenue to each performance obligation in the contract and each performance obligation is accounted for separately; the license revenue is recognized at the time of delivery and the service revenue is recognized over time based on their relative standalone selling prices. The application of this provision is particularly impactful to our new Mosaic product offering which was launched in the first quarter of 2018. This new offering bundles our traditional font licenses with a SaaS based portal, which under legacy GAAP would have been recognized ratably. This provision also has resulted in some revenue from contracts signed prior to 2018 being accelerated and recorded to retained earnings instead of in our operating results in 2018 and beyond.

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

•	Under legacy GAAP, we recognized royalty revenue when it was reported to us by the licensee, typically one quarter after royalty-bearing units were shipped, at which time the fee is fixed or determinable. Under ASC 606, we now estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs. Thus, revenue from royalties reported to us in the first quarter of 2018 were recorded to retained earnings upon adoption of ASC 606, rather than being recognized as revenue as it would have been under legacy GAAP. This was partially offset by the recognition of revenue in the first quarter of 2018 for estimated royalties that were reported to us in the second quarter of 2018.

•	ASC 606 requires certain incremental costs related to contract acquisition, such as sales commissions, and contract fulfillment costs to be capitalized and amortized over the expected period of benefit whereas the Company had previously recognized such expenses as incurred.

Please see Note 4 for the Company’s policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 on January 1, 2018 and reflected restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period amounts on the cash flows, on a retrospective basis. As of result of this adoption, the beginning-of-period amount on the statement of cash flows increased $18.0 million for the six months ended June 30, 2018 and 2017, respectively, to include restricted cash and restricted cash equivalent balances. The end-of-period amount on the statement of cash flows increased $9.0 million and $17.9 million for the six months ended June 30, 2018 and 2017, respectively, to include restricted cash and restricted cash equivalent balances.

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

Pension Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of the net periodic benefit cost in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and there was no material impact on our consolidated financial statements.

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

Nature of Licenses and Services & Timing of Revenue Recognition

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from rights to use font licenses, custom font design services and hosted software as a service, or SaaS, offerings. We license fonts directly to end-users through our direct sales organization, e-commerce websites and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services and web design tools. Our customers include graphic designers, advertising agencies, media organizations and corporations.

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

For our hosted offerings where we provide our customers the right to access our software without taking possession, revenue is recognized over the contract period on a time-elapsed basis, which is consistent with the transfer of service to the customer. Payment terms and conditions for Creative Professional contracts generally require payment within thirty to sixty days of contract inception. An exception exists for certain contracts for our SaaS offerings or a limited number of multi-year term license agreements which have periodic payment terms, generally quarterly or annually, over the term of the contract. In instances where the timing of revenue recognition differs from the respective payment terms, we have considered whether such contracts include a significant financing component, subject to the applicable practical expedient. The purpose of these payment structures is to align with industry and market standards, not to provide customers with financing. We have determined our contracts generally do not include a significant financing component; however, the Company will continue to assess (1) the length of time between when the goods or services are delivered and expected payment, and (2) prevailing interest rates in the market to re-evaluate this conclusion.

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

Disaggregated Revenue

The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (See Note 12 for further information regarding revenue by major markets and revenue by geography):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Creative Professional	OEM	Total	Creative Professional	OEM	Total
License Revenue:
License transferred in point in time	$27,214	$20,879	$48,093	$52,748	$41,212	$93,960
Service revenue:
Service transferred in point in time	568	720	1,288	1,190	1,705	2,895
Service transferred over time	10,634	672	11,306	19,476	1,039	20,515

Total	$38,416	$22,271	$60,687	$73,414	$43,956	$117,370

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

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation or products, etc.). Revenue related to the estimation of per-unit royalties was $4.6 million for both the three and six months ended June 30, 2018. These amounts do not include the difference between the previous quarter’s royalty estimate and the current quarter actual distributions as per-unit royalty reports are received, which is booked to revenue in the current period.

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

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2018 is $26.1 million. This amount consists principally of amounts billed for undelivered services that are included in deferred revenue totaling approximately $15.4 million, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable), totaling approximately $10.6 million. Of these amounts, approximately $22.2 million is expected to be recognized as revenue within the next 12 months, with substantially all of the remainder expected to be recognized as revenue within the following 24 month period, as shown in the table below (in thousands):

	Current	Long-term	Total
Deferred revenue	$13,771	$1,676	$15,447
Unbilled backlog	8,432	2,208	10,640

Total	$22,203	$3,884	$26,087

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

Revenue recognized during the three and six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period were approximately $7.6 million and $14.4 million, respectively. Revenue recognized during both the three and six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, was $4.6 million. During the six months ended June 30, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the six months ended June 30, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of June 30, 2018 was $2.0 million; of which $0.6 million was short-term and has been included in prepaid expenses and other current assets and $1.4 million was long term and has been included in other assets in our condensed consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment; however, no impairment existed as of June 30, 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of June 30, 2018.

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$28,657	$28,657	$—	$—
Restricted cash equivalents—money market fund	3,000	3,000	—	—

Total current assets	31,657	31,657	—	—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total long term assets	6,000	6,000	—	—

Total assets	$37,657	$37,657	$—	$—

	Fair Value Measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,014	$2,014	$—	$—
Cash equivalents—commercial paper	16,477	—	16,477	—
Cash equivalents—corporate bonds	1,457	—	1,457	—
Cash equivalents—U.S. government and agency securities	10,488	10,488	—	—
Restricted cash equivalents—money market fund	3,000	3,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,987	8,987	—	—

Total current assets	42,423	24,489	17,934	—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total long term assets	6,000	6,000	—	—

Total assets	$48,423	$30,489	$17,934	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents are either based on quoted prices (unadjusted) for identical assets. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At June 30, 2018, we had one 30-day forward contract to sell 2.6 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

6. Goodwill and Intangible Assets

During the quarter ended June 30, 2018, the Company decided to cease sales of certain service offerings that were principally acquired as part of the Company’s acquisition of Swyft Media in January 2015. The decision was made in connection with other restructuring actions to re-align the Company’s product and service offerings. See Note 13 for further details regarding the restructuring plan.

The Company has determined that disposal of the Swyft Media component did not qualify for reporting as a discontinued operation under ASC 205-20, Discontinued Operations, as it did not represent a strategic shift in the Company’s operations that had (or will have) a major effect on the Company’s consolidated operations or financial results. As a result of its decision to cease sales of certain service offerings, the Company concluded that the useful life of certain long-lived assets, which represented the intangible assets acquired in the acquisition of Swyft Media, was zero and that there was no ongoing expected future cash flows related to these long-lived assets and no residual value. As a result, such assets were determined to be fully impaired and an impairment charge of approximately $2.6 million, representing the carrying value of these intangible assets, was recorded during the quarter ended June 30, 2018.

The Company evaluated whether the disposal group represented a business under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and determined that it did represent a business therefore, requiring goodwill to be allocated to the disposal group. The Company determined the fair value of the disposal group utilizing a revenue multiple market approach and allocated the Company’s goodwill to this disposal group on a relative fair value basis based on the fair value of the disposal group to the Company’s consolidated operations as Company only has a single reporting unit. This resulted in the allocation of $0.6 million of goodwill to the disposal group, which was deemed fully impaired as a result of the disposal. The write down is included in the goodwill table shown below.

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2017	$279,131
Foreign currency exchange rate changes	(1,410)
Impairment	(600)

Balance at June 30, 2018	$277,121

Intangible Assets

Intangible assets as of June 30, 2018 and December 31, 2017 were as follows (dollar amounts in thousands):

		June 30, 2018			December 31, 2017
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$64,939	$(54,152)	$10,787	$68,296	$(54,213)	$14,083
Acquired technology	11	68,977	(50,835)	18,142	69,200	(48,945)	20,255
Non-compete agreements	4	13,665	(12,927)	738	14,632	(13,470)	1,162
Indefinite-lived intangible assets:
Trademarks		44,268	—	44,268	44,956	—	44,956
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$196,249	$(117,914)	$78,335	$201,484	$(116,628)	$84,856

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. At June 30, 2018 and December 31, 2017, the Company had $85.0 million and $93.0 million, respectively, outstanding under the Credit Facility. At June 30, 2018 and December 31, 2017, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $64.5 million and $56.5 million available for borrowing at June 30, 2018 and December 31, 2017, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75% per annum. At June 30, 2018, our rate, inclusive of applicable margins, was 3.8% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR.

As of June 30, 2018, the maximum leverage ratio permitted was 3.00:1.00, and our leverage ratio was 2.04:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.12:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of June 30, 2018.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$26	$24	$54	$46
Interest cost	26	27	53	52
Amortization	23	22	47	44

Net periodic benefit cost	$75	$73	$154	$142

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2018		2017
Provision (benefit) for income taxes at statutory rate	$414	21.0%	$(534)	35.0%
State and local income taxes, net of federal tax benefit	26	1.3%	(41)	2.7%
Stock based compensation	6	0.3%	(56)	3.7%
Foreign rate differential	790	40.1%	17	(1.0)%
Research credits	(6)	(0.3)%	152	(10.0)%
Permanent non-deductible acquisition-related expense	60	3.1%	(657)	43.1%
Net (windfall) shortfall on stock based compensation	(39)	(1.9)%	71	(4.7)%
Other, net	23	1.1%	21	(1.4)%

Reported income tax provision (benefit)	$1,274	64.7%	$(1,027)	67.4%

	Six Months Ended June 30,
	2018		2017
(Benefit) for income taxes at statutory rate	$(356)	21.0%	$(945)	35.0%
State and local income taxes, net of federal tax benefit	(51)	3.0%	(61)	2.3%
Stock based compensation	(16)	0.9%	(76)	2.8%
Foreign rate differential	(448)	26.4%	62	(2.3)%
Research credits	13	(0.7)%	211	(7.8)%
Permanent non-deductible acquisition-related expense	(241)	14.2%	(902)	33.4%
Net (windfall) shortfall on stock based compensation	(156)	9.2%	542	(20.1)%
Other, net	64	(3.7)%	41	(1.5)%

Reported income tax (benefit)	$(1,191)	70.3%	$(1,128)	41.8%

At June 30, 2018, the reserve for uncertain tax positions was approximately $7.4 million. Of this amount, $4.6 million is recorded as a reduction of deferred tax assets and $2.8 million is classified as long-term liabilities.

As disclosed in the Company’s 2017 Form 10-K, the Company recorded the tax effects of the 2017 Tax Cuts and Jobs Act (“The Act”) in the consolidated financial statements for the year ended December 31, 2017. The new legislation required the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information, as permitted in accordance with Staff Accounting Bulletin No. 118. The Company recorded an initial estimate of the tax on unremitted earnings of approximately $0.2 million; however, this amount was offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings was zero. The Company is continuing to update this estimate, including updating the cumulative unremitted earnings of the foreign subsidiaries and related foreign taxes paid, but does not expect there to be a material change in the estimate once it is finalized.

10. Net Income (Loss) Per Share

For the three months ended June 30, 2018, the two class method was used in the computation as it was the more dilutive of the two approaches. For the six months ended June 30, 2018, and three and six months ended June 30, 2017, earnings was not allocated to participating securities in the calculation of basic and diluted earnings per share as there were net losses. For the six months ended June 30, 2018, and the three and six months ended June 30, 2017, the net loss available to common shareholders was divided by the weighted-average number of common shares outstanding during the period to calculate diluted earnings per share. For the six months ended June 30, 2018, and three and six months ended June 30, 2017, the assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were not included in the computation of net income (loss) per share as their effect would have been anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss), as reported	$695	$(496)	$(504)	$(1,571)
Less: net income (loss) attributable to participating securities	(29)	—	—	—

Net income (loss) available to common shareholders—basic	$666	$(496)	$(504)	$(1,571)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	42,188,672	41,877,473	42,252,027	41,674,671
Less: weighted-average shares of unvested restricted common stock outstanding	(1,770,364)	(2,220,402)	(1,815,432)	(2,107,417)

Weighted-average number of common shares used in computing basic net income (loss) per common share	40,418,308	39,657,071	40,436,595	39,567,254

Net income (loss) per share applicable to common shareholders—basic	$0.02	$(0.01)	$(0.01)	$(0.04)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to common shareholders—basic	$666	$(496)	$(504)	$(1,571)
Add-back: undistributed earnings allocated to unvested shareholders	—	—	—	—
Less: undistributed earnings reallocated to unvested shareholders	—	—	—	—

Net income (loss) available to common shareholders—diluted	$666	$(496)	$(504)	$(1,571)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	42,188,672	41,877,473	42,252,027	41,674,671
Less: weighted-average shares of unvested restricted common stock outstanding	(1,770,364)	(2,220,402)	(1,815,432)	(2,107,417)
Weighted-average number of common shares issuable upon exercise of outstanding stock options	119,544	—	—	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	40,537,852	39,657,071	40,436,595	39,567,254

Net income (loss) per share applicable to common shareholders—diluted	$0.02	$(0.01)	$(0.01)	$(0.04)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	543,794	887,329	846,046	919,875
Unvested restricted stock	643,109	839,791	641,825	695,645
Unvested restricted stock units	57,158	83,469	67,219	71,526

11. Stockholders’ Equity

Share repurchases

On May 3, 2018, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through June 7, 2019. During the quarter ended June 30, 2018, the Company repurchased a total of 44,600 shares of its common stock for an aggregate purchase price of $1.0 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Directors’ discretion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Marketing and selling	$2,152	$2,563	$3,886	$4,893
Research and development	893	1,078	1,881	2,096
General and administrative	1,545	1,551	3,070	3,034
Restructuring	(1,402)	—	(1,402)	—

Total expensed	$3,188	$5,192	$7,435	$10,023
Property and equipment	7	31	21	53

Total stock based compensation	$3,195	$5,223	$7,456	$10,076

In the three months ended June 30, 2018 and 2017, $7 thousand and $31 thousand, respectively, of stock based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. In the six months ended June 30, 2018 and 2017, $21 thousand and $53 thousand, respectively, of stock based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. For the three and six months ended June 30, 2018, $1.4 million of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan. This non-recurring amount has been included in restructuring expenses.

As of June 30, 2018, the Company had $34.0 million of unrecognized compensation expense related to employees and directors’ unvested stock option awards, restricted stock units and restricted stock awards that are expected to be recognized over a weighted-average period of 2.4 years.

12. Segment Reporting

We view our operations and manage our business as one segment: the development, marketing and licensing of technologies and fonts. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. While our technologies and services are sold into two principal markets, Creative Professional and OEM, expenses and assets are not allocated to these market segments, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principle markets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Creative Professional	$38,417	$30,642	$73,415	$57,713
OEM	22,270	27,159	43,955	52,553

Total	$60,687	$57,801	$117,370	$110,266

Geographic segment information

We market our products and services principally through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. We report revenue based on the geographic location of our customers. For example, licenses may be sold to large international companies, which may be headquartered in the Republic of Korea, such revenues would be included in the revenue for Rest of World.

The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended June 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,086	44.6%	$26,750	46.3%
Japan	11,718	19.3	14,854	25.7
Europe, Middle East and Africa (EMEA)	15,060	24.8	12,551	21.7
Rest of World	6,823	11.3	3,646	6.3

Total	$60,687	100.0%	$57,801	100.0%

	Six Months Ended June 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$51,971	44.3%	$46,680	42.3%
Japan	23,370	19.9	29,315	26.6
Europe, Middle East and Africa (EMEA)	30,064	25.6	23,440	21.3
Rest of World	11,965	10.2	10,831	9.8

Total	$117,370	100.0%	$110,266	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2018	December 31, 2017
Long-lived assets:
United States	$307,661	$314,930
United Kingdom	3,751	4,004
Germany	56,053	58,319
Asia (including Japan)	3,534	3,497

Total	$370,999	$380,750

13. Restructuring

On June 6, 2018, the Company implemented a restructuring plan, under which the Company will reduce headcount in certain areas of the Company, made the decision to cease sales and marketing of the Swyft product and service line and to close a regional office, all in an effort to improve operational efficiencies. The plan provides for the elimination of approximately 48 positions worldwide across a variety of functions, with a concentration within engineering, as well as sales and marketing. The Company recorded net charges totaling $6.4 million in the three months ended June 30, 2018 related to severance and termination benefits, net of stock based compensation reversal, the write off of goodwill and intangible assets attributable to Swyft, and the acceleration of the final deferred compensation payment to the founders of Swyft. Charges associated with the office closure will be recognized when the office is no longer in use, which is expected to occur in the third quarter of 2018.

The following presents the details of the restructuring expense line item within our consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Severance and termination benefits	$4,032	$4,226
Reversal of stock based compensation expense	(1,402)	(1,402)
Accelerated deferred compensation	523	523
Intangible assets impairment	2,623	2,623
Write off of allocated goodwill	600	600

Total restructuring	$6,376	$6,570

We reversed $1.4 million of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. See Note 6 for further details regarding the intangible asset disposal and write off of goodwill.

The following presents a rollforward of the restructuring reserves and provision activity(in thousands):

Personnel related
Restructuring reserve at January 1, 2018	$1,333
Restructuring charges	194
Cash payments	(985)

Restructuring reserve at March 31, 2018	542
Restructuring charges	4,031
Cash payments	(479)
Foreign currency exchange rate changes	(5)

Restructuring reserve at June 30, 2018	$4,089

Future cash expenditures related to the restructuring are expected to be approximately $2.4 million, net of tax savings. We expect the restructuring plan to be completed by the end of 2018, other than the payment of deferred termination benefits to certain terminated employees.

14. Commitments and Contingencies

Legal Proceedings

From time-to-time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2018 and December 31, 2017.

15. Subsequent Events

Share Purchase Program

Subsequent to June 30, 2018, the Company purchased 44,600 shares of common stock for $0.9 million, at an average price per share of $20.77 through July 23, 2018. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At July 23, 2018, $23.1 million remains for future purchase under the share purchase program.

Dividend Declaration

On July 25, 2018 the Company’s Board of Directors declared a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2018 and the dividend is payable to shareholders of record on October 19, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Highly Inflationary Economy

At June 30, 2018, our wholly-owned Olapic Argentina S.A. subsidiary employs approximately 93 people whose functions mainly include development, sales support and administration. The Argentinian economy was recently determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. For the interim periods ended June 30, 2018, the functional currency for our subsidiary is the Argentinian peso, the foreign entity’s local currency. Monthly operations average between $0.4 million and $0.5 million. In accordance with this designation, we are required to apply the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45-10), and account for a change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018.

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

Sources of Revenue

We derive revenue from two principal sources: licensing our design assets and technology to brands and creative professionals, which we refer to as Creative Professional revenue, and licensing our text imaging solutions to consumer device manufacturers and independent software vendors, which we refer to as OEM revenue. We derive Creative Professional revenue primarily from brands, agencies, publishers, corporations, enterprises, small businesses and individuals. We derive OEM revenue primarily from consumer device manufacturers. Creative Professional and OEM revenues are both comprised of license and service revenues. We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue. All other revenue is classified as license revenue. We operate our business based on two principal markets, Creative Professional and OEM, which is the basis for the following discussion of operating results.

Some of our revenue streams, particularly project-related and custom font design service revenue where spending is largely discretionary in nature, have historically been, and we expect them to continue to be in the future, susceptible to weakening economic conditions.

Geographic revenue, which is based on the geographic location of our customers, is in the table below:

	Three Months Ended June 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$27,086	44.6%	$26,750	46.3%
Japan	11,718	19.3	14,854	25.7
Europe, Middle East and Africa (EMEA)	15,060	24.8	12,551	21.7
Rest of World	6,823	11.3	3,646	6.3

Total	$60,687	100.0%	$57,801	100.0%

	Six Months Ended June 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$51,971	44.3%	$46,680	42.3%
Japan	23,370	19.9	29,315	26.6
Europe, Middle East and Africa (EMEA)	30,064	25.6	23,440	21.3
Rest of World	11,965	10.2	10,831	9.8

Total	$117,370	100.0%	$110,266	100.0%

For the three months ended June 30, 2018 and 2017, revenue from customers outside the United States comprised 55.4% and 53.7%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017, revenue from customers outside the United States comprised 55.7% and 57.7%, respectively, of our total revenue. We expect that sales to international customers will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.

We derive a significant portion of OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended June 30, 2018 and 2017, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 23.8% and 29.3% of total revenue, respectively. For the six months ended June 30, 2018 and 2017, our top ten licensees by revenue accounted for approximately 22.2% and 30.0% of total revenue, respectively. Although no one customer accounted for more than 10% of total revenue for the three months or six months ended June 30, 2018 or 2017, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

Creative Professional Revenue

For a description of our Creative Professional revenue and related accounting policy, see Note 4.

OEM Revenue

For a description of our OEM revenue and related accounting policy, see Note 4.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, personnel and allocated internal engineering expense and overhead costs related to custom font design services and SaaS based offerings and cloud-based web service costs. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees.

Cost of revenue also includes amortization of acquired technology, which we amortize over 7 to 15 years. For purposes of amortizing acquired technology, we estimate the remaining useful life of the technology based upon various considerations, including our knowledge of the technology and the way our customers use it. We use the straight-line method to amortize acquired technology. There is no reliable evidence to suggest that we should expect any other pattern of amortization than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, cost of OEM revenue is typically lower than cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. In addition, within our Creative Professional business, the cost of custom font design and SaaS based service revenue is substantially higher than the cost of other revenue. The relative cost of Creative Professional revenue has decreased in recent periods, as efforts to sell license rights to more fonts that we own have been successful, and because we have recently experienced success in our effort to sell certain license rights that carry lower royalty rates to Creative Professional customers. Creative Professional revenue is growing at a faster rate than OEM revenue. We expect these trends to continue. Our gross profit is subject to variability from period-to-period, depending on the product mix and the level of custom font design and SaaS based service revenue.

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

Results of Operations for the Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
License revenue	$48,093	$47,447	$646
Service revenue	12,594	10,354	2,240
Cost of revenue—license	7,282	7,159	123
Cost of revenue—service	2,674	2,982	(308)

License revenue increased primarily due to the growth in sales to enterprise customers, including the launch of our Mosaic product offering. This growth was partially offset by decreases due to certain one-time printer revenue recognized in the second quarter of 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. In addition, our royalty based revenue is lower in the three months ended June 30, 2018, as a result of the adoption of ASC 606. We now estimate and accrue royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP.

Service revenue has increased as a percentage of total revenue due primarily to the growth of SaaS-based offerings. Gross profit from license revenue, before amortization of acquired technology, is unchanged at 84.9%, period over period. Gross profit from service revenue, before amortization of acquired technology, increased to 78.7% from 71.2%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

While revenue from services has grown to a level of significance requiring separate disclosure, we continue to operate our business based on our two principal markets, Creative Professional and OEM, which is the basis for the following discussion of operating results.

The following table sets forth items in the unaudited condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Revenue:
Creative Professional	63.3%	53.0%
OEM	36.7	47.0

Total revenue	100.0	100.0
Cost of revenue	16.4	17.6
Cost of revenue—amortization of acquired technology	1.4	1.5

Total cost of revenue	17.8	19.1

Gross profit	82.2	80.9
Marketing and selling	33.1	39.3
Research and development	14.0	15.9
General and administrative	19.5	20.4
Restructuring	10.5	—
Amortization of other intangible assets	1.6	1.8

Total operating expenses	78.7	77.4

Income from operations	3.5	3.5
Interest expense, net	1.4	1.3
(Gain) loss on foreign exchange	(0.7)	4.6
(Gain) loss on derivatives	(0.4)	0.2
Other	—	0.1

Total other expenses	0.3	6.2
Income (loss) before provision (benefit) from income taxes	3.2	(2.7)
Provision (benefit) from income taxes	2.1	(1.8)

Net income (loss)	1.1%	(0.9)%

The following discussion compares the three months ended June 30, 2018 with the three months ended June 30, 2017.

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

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017
Creative Professional	$38,417	$30,642	$7,775
OEM	22,270	27,159	(4,889)

Total revenue	$60,687	$57,801	$2,886

Revenue

Revenue was $60.7 million and $57.8 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $2.9 million, or 5.0%.

Creative Professional revenue increased $7.8 million, or 25.4%, to $38.4 million for the three months ended June 30, 2018, as compared to $30.6 million for the three months ended June 30, 2017, mainly due to growth in sales to enterprise customers, including our new Mosaic solution, and increased service revenue as SaaS offerings continue to become a larger part of our portfolio.

OEM revenue decreased $4.9 million, or 18.0%, to $22.3 million for the three months ended June 30, 2018, from $27.2 million for the three months ended June 30, 2017. Revenue from our printer imaging OEM customers decreased period over period partially due to lower revenue from customers under fixed fee contracts and partially due to $2.4 million of one-time payments recognized in the second quarter of 2017 from the conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $10.0 million and $10.1 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $0.1 million, or 1.8%. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 16.4% and 17.6% of total revenue in the three months ended June 30, 2018 and 2017, respectively. The decrease in cost of revenue, excluding amortization of acquired technology, is primarily due to lower costs associated with our enterprise sales business.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $0.9 million for both the three months ended June 30, 2018 and 2017.

Gross profit in the three months ended June 30, 2018 increased 1.3 percentage points to 82.2% of sales in the second quarter of 2018, as compared to 80.9% of sales in the same period in 2017, mainly due to improved margins in our enterprise sales business, partially offset by the continued mix shift between Creative Professional and the higher margin OEM business.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $20.1 million and $22.7 million in the three months ended June 30, 2018 and 2017, respectively, a decrease of $2.6 million, or 11.6%. Personnel and personnel related expenses decreased $2.2 million, period over period, due to lower headcount mainly from restructuring actions in the fourth quarter of 2017. Software expenses increased $0.5 million in the second quarter of 2018, as compared to the same period in 2017, mainly due to investments in information systems supporting the Creative Professional business. Targeted marketing spending decreased $0.6 million in the second quarter of 2018, as compared to the same period in 2017, due to portfolio decisions around discretionary programs.

Research and Development. Research and development expense was $8.5 million and $9.2 million in the three months ended June 30, 2018 and 2017, respectively, a decrease of $0.7 million, or 8.4%, mainly due to lower personnel expenses. Personnel expenses decreased $0.4 million in the three months ended June 30, 2018, as compared to the same period in 2017, due to lower headcount from restructuring actions in the fourth quarter of 2017. Outside consulting expense decreased $0.2 million period over period, mainly due to timing of projects.

General and Administrative. General and administrative expense was $11.9 million in both the three months ended June 30, 2018 and 2017. Personnel expenses decreased in the second quarter of 2018, as compared to the same period in 2017, primarily due to lower recruitment costs, which was mostly offset by increased depreciation expense, mainly due to the capitalization of internally developed software.

Restructuring. Restructuring expense was $6.4 million in the three months ended June 30, 2018. There was no restructuring expense in the same period in 2017. Included in restructuring costs is a $3.2 million write down of the intangible assets and goodwill allocated to the Swyft business, which was discontinued in connection with the restructuring action announced in June 2018. Severance expenses totaled $4.0 million and an acceleration of Swyft deferred compensation payment resulted in an incremental charge of $0.5 million due to the restructuring action in the second quarter of 2018. These charges were partially offset by a $1.4 million reversal of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. There were no similar charges in the same period in 2017.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $1.0 million for both three month periods ended June 30, 2018 and 2017.

Interest Expense, Net

Interest expense, net of interest income was $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.1 million, mainly due to increases in interest rates on our outstanding borrowings, partially offset by a reduction in the balance outstanding.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.4 million and a loss of $2.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $3.0 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the three months ended June 30, 2017, the loss was primarily due to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.2 million in the three months ended June 30, 2018, as compared to loss of $0.1 million in the three months ended June 30, 2017, an increase of $0.3 million due to our 30-day forward currency contracts.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2018 and 2017, our effective tax rate was a provision of 64.7% and a benefit of 67.4%, respectively. Our effective tax rate of 64.7% for the three months ended June 30, 2018 is significantly higher than our 2017 effective tax rate primarily due to the enactment of The Act in December 2017. Significant changes resulting primarily from The Act included:

•	The statutory tax rate in the three months ended June 30, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•	Foreign rate differential increased our effective rate 40.1% in the three months ended June 30, 2018, as compared to a decrease of 1.0% in the same period in 2017, due to changes in tax treatment of foreign earnings under The Act. These changes include significant new limitations on the ability to utilize foreign tax credits, and the effects of the new Global Intangible Low Taxed Income (GILTI) provisions. These provisions have resulted in a significantly higher effective tax rate on foreign earnings.

•	Non-deductible expenses added 3.1% to the effective tax rate for the three months ended June 30, 2018, as compared to 43.1% in the same period in 2017, primarily due to changes in the deductibility of officer compensation under The Act, partially offset by the reduction in the statutory rate and a decrease in non-deductible acquisition-related compensation expense for the period.

Results of Operations for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Six Months Ended June 30,
	2018	2017	Increase
License revenue	$93,960	$91,454	$2,506
Service revenue	23,410	18,812	4,598
Cost of revenue—license	16,894	13,963	2,931
Cost of revenue—service	5,498	4,956	542

License revenue increased primarily due to growth in sales to our enterprise customers, including the launch of our Mosaic product offering. This growth was partially offset by decreases due to certain one-time printer revenue recognized in the six months ended June 30, 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. In addition, our royalty based revenue is lower in the six months ended June 30, 2018, a result of the adoption of ASC 606. We now estimate and accrue our royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter of 2018 to the fourth quarter of 2017.

Service revenue has increased as a percentage of total revenue due primarily to the growth of our SaaS-based product offerings. Gross profit from license revenue, before amortization of acquired technology, decreased to 82.0% from 84.7%. These decreases are primarily due to additional non-recurring royalty expense in the six months ended June 30, 2018 for which there was no corresponding revenue in the corresponding period in 2017, in accordance with ASC 606. Gross profit from service revenue, before amortization of acquired technology, increased to 76.5% from 73.7%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

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

The following table sets forth items in the condensed consolidated year-to-date statement of operations as a percentage of sales for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Revenue:
Creative Professional	62.6%	52.3%
OEM	37.4	47.7

Total revenue	100.0	100.0
Cost of revenue	19.1	17.2
Cost of revenue—amortization of acquired technology	1.4	1.6

Total cost of revenue	20.5	18.8

Gross profit	79.5	81.2
Marketing and selling	34.2	39.9
Research and development	15.2	17.0
General and administrative	23.4	20.6
Restructuring	5.6	—
Amortization of other intangible assets	1.7	1.8

Total operating expenses	80.1	79.3

(Loss) income from operations	(0.6)	1.9
Interest expense, net	1.3	1.2
(Gain) loss on foreign exchange	(0.4)	2.8
(Gain) loss on derivatives	(0.1)	0.2
Other	—	0.1

Total other expenses	0.8	4.3
Loss before benefit from income taxes	(1.4)	(2.4)
Benefit from income taxes	(1.0)	(1.0)

Net loss	(0.4)%	(1.4)%

The following discussion compares the six months ended June 30, 2018 with the six months ended June 30, 2017.

Revenue by Market.

The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017
Creative Professional	$73,415	$57,713	$15,702
OEM	43,955	52,553	(8,598)

Total revenue	$117,370	$110,266	$7,104

Revenue

Revenue was $117.4 million and $110.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $7.1 million, or 6.4%.

Creative Professional revenue increased $15.7 million, or 27.2%, to $73.4 million for the six months ended June 30, 2018, as compared to $57.7 million for the six months ended June 30, 2017, mainly due to growth in sales of revenue from our enterprise customers, including the launch of our Mosaic solution and higher service revenue as SaaS offerings continue to become a larger part of our offering portfolio.

OEM revenue decreased $8.6 million, or 16.4%, to $43.9 million for the six months ended June 30, 2018, as compared to $52.6 million for the six months ended June 30, 2017. Revenue from our printer imaging OEM customers decreased period over period partially due to lower revenue from customers under fixed fee contracts and partially due to $4.1 million of one-time payments recognized in the six months ended June 30, 2017 from the conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. Additionally, we recorded lower royalty based revenue as a result of the adoption of ASC 606. We now estimate and accrue royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter of 2018 to the fourth quarter of 2017.

Cost of Revenue and Gross Profit

Cost of revenue excluding amortization of acquired technology increased $3.5 million, or 18.4%, to $22.4 million in the six months ended June 30, 2018 as compared to $18.9 million in the six months ended June 30, 2017. The increase in cost of revenue in the six months ended June 30, 2018 is mainly due to $2.2 million of additional non-recurring royalty expense for which there was no corresponding revenue item in the period in accordance with ASC 606. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 19.1% and 17.2% of total revenue in the six months ended June 30, 2018 and 2017, respectively.

Amortization of acquired technology was $1.7 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $0.1 million, or 2.0%.

Gross profit was 79.5% and 81.2% of sales in the six months ended June 30, 2018 and 2017, respectively, a decrease of 1.7 percentage points. The decrease in gross profit in the six months ended June 30, 2018, as compared to the same period in 2017, was partially due to the additional non-recurring royalty expense as described above, and partially offset by the continued mix shift between Creative Professional and the higher margin OEM business.

Operating Expenses

Marketing and Selling. Marketing and selling expense decreased $3.8 million, or 8.6%, to $40.2 million in the six months ended June 30, 2018, as compared to $44.0 million in the six months ended June 30, 2017. Personnel and personnel related expenses decreased $3.5 million in the six months ended June 30, 2018, as compared to the same period in 2017, mainly due to a reduction in headcount from the restructuring action in the fourth quarter of 2017. Software expenses increased $1.0 million in the first half of 2018 mainly due to investments in information systems supporting the Creative Professional business than in the prior period. Targeted marketing spending decreased $0.6 million in the second quarter of 2018, as compared to the same period in 2017, due to portfolio decisions around discretionary marketing programs. Facilities expense decreased $0.3 million mainly due to the consolidation of certain regional offices in 2017.

Research and Development. Research and development expense was $17.8 million and $18.8 million in the six months ended June 30, 2018 and 2017, respectively, a decrease of $1.0 million, or 5.5%. Personnel and consulting expenses together decreased $0.6 million in the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to a reduction in headcount from the restructuring action in the fourth quarter of 2017 and timing of projects. Decreased facilities expense contributed $0.3 million to the overall decrease period over period, due to the consolidation of certain regional offices in 2017.

General and Administrative. General and administrative expense increased $4.7 million, or 20.8% to $27.5 million in the six months ended June 30, 2018, as compared to $22.7 million in the same period in 2017. Outside consulting and legal expenses increased $3.4 million in the first quarter of 2018, as compared to the same period in 2017, primarily due to additional expenses incurred related to shareholder activities. Personnel expenses increased $0.6 million in the six months ended June 30, 2018, as compared to the same period in 2017, mainly the result of key hiring. Increased infrastructure expenses, such as software expenses and depreciation, together contributed $0.9 million to the overall increase in general and administrative expenses, period over period.

Restructuring. Restructuring expense was $6.6 million in the six months ended June 30, 2018. There was no restructuring expense in the same period in 2017. Included in restructuring costs is a $3.2 million write down of intangible assets and goodwill allocated to the Swyft business, which was discontinued in connection with the restructuring action announced in June 2018. Severance expenses totaled $4.2 million and an acceleration of Swyft deferred compensation payment resulted in an incremental charge of $0.5 million mainly due to the restructuring action in the second quarter of 2018. These charges were partially offset by a $1.4 million reversal of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. There were no similar charges in the same period in 2017.

Amortization of Other Intangible Assets. Amortization of other intangible assets was unchanged at $2.0 million for the six month periods ended June 30, 2018 and 2017, respectively.

Interest Expense, Net

Interest expense, net of interest income was $1.5 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.1 million, as reductions in outstanding borrowings under our revolving line of credit were offset by an increase in interest rates.

(Gain) Loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.4 million and a loss of $3.2 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $3.6 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the first half of 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

(Gain) Loss on Derivatives

(Gain) loss on derivatives was a gain of $0.1 million in the six months ended June 30, 2018 as compared to a loss of $0.2 million in the six months ended June 30, 2017, an increase of $0.3 million primarily due to our 30-day forward currency contracts.

Provision for Income Taxes

For the six months ended June 30, 2018 and 2017, our effective tax rate was a benefit of 70.3% and a benefit of 41.8%, respectively. Our effective tax rate of 70.3% for the six months ended June 30, 2018 is significantly higher than our 2017 effective tax rate primarily due to the enactment of The Act in December 2017. Significant changes resulting primarily from The Act included:

•	The statutory tax rate in the six months ended June 30, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•	Foreign rate differential increased our effective rate 26.4% in the six months ended June 30, 2018, as compared to a decrease of 2.3% in the same period in 2017, due to changes in tax treatment of foreign earnings under The Act. These changes include significant new limitations on the ability to utilize foreign tax credits, and the effects of the new Global Intangible Low Taxed Income (GILTI) provisions. These provisions have resulted in a significantly higher effective tax rate on foreign earnings.

•	Non-deductible expenses added 14.2% to the effective tax rate for the six months ended June 30, 2018, as compared to 33.4% in the same period in 2017, primarily due to changes in the deductibility of officer compensation under The Act, partially offset by the reduction in the statutory rate and a decrease in non-deductible acquisition-related compensation expense for the period.

In addition, a net windfall on stock based compensation resulted in a 9.2% increase in the effective rate for the first half of 2018, as compared to a shortfall rate in the same period in 2017 that resulted in a 20.1% reduction in the effective rate.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2018 and 2017

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $75.8 million and a $150.0 million revolving credit facility, of which there was $85.0 million of outstanding borrowings. Our liquidity and cash flows in the six months ended June 30, 2017, included share purchases made under a share repurchase program, which ended on December 31, 2017. On May 3, 2018, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through June 7, 2019. In the six months ended June 30, 2018, we used $1.0 million in cash to purchase shares under the plan. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$3,319	$12,437
Net cash used in investing activities	(2,285)	(3,589)
Net cash used in financing activities	(16,720)	(17,438)
Effect of exchange rates on cash, cash equivalents and restricted cash	(304)	795

Total decrease in cash, cash equivalents and restricted cash	$(15,990)	$(7,795)

Operating Activities

We generated $3.3 million in cash from operations during the six months ended June 30, 2018. Net loss, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, loss on retirement of fixed assets, stock based compensation, provision for doubtful accounts, deferred income taxes and unrealized currency loss on foreign denominated intercompany transactions generated $9.3 million in cash. The non-cash impairment of Swyft related intangible assets added back $3.2 million.

Accrued expenses and accounts payable used $9.9 million, inclusive of large non-recurring payments of deferred compensation of $7.0 million, additional royalty payments resulting from the adoption of ASC606 of $2.1 million and payment of investor relations advisor fees of $2.2 million. In addition we paid 2017 accrued variable compensation, offset by additional restructuring accruals. Decreased deferred revenue and increased accounts receivable generated $5.6 million in cash, primarily a result of customer payments received, net of an increase in unbilled receivables due to the adoption of ASC 606. Increased prepaid expense and other assets used $4.0 million in cash, mainly due to an increase in long term unbilled receivables and capitalized contract costs related to the adoption of ASC 606. Accrued income taxes used $1.0 million during the six months ended June 30, 2018.

Variations in operating cash flows occur from time-to-time, because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

We generated $12.4 million in cash from operations during the six months ended June 30, 2017. Net loss, after adjusting for depreciation and amortization, amortization of deferred financing costs and accretion of interest, loss on retirement of fixed assets, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency loss on foreign denominated intercompany transactions generated $13.4 million in cash. Decreased accrued expenses and accounts payable used $2.5 in cash, primarily a result of the payment of 2016 accrued variable compensation. Increased deferred revenue and decreased accounts receivable, offset by increased prepaid expense generated $0.4 million in cash, mainly due to timing. Accrued income taxes generated $1.1 million during the six months ended June 30, 2017.

Investing Activities

During the six months ended June 30, 2018, we used $2.3 million in investing activities mainly for the purchase of property and equipment. During the six months ended June 30, 2017, we used $3.6 million in investing activities mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 was $16.7 million. We received cash from exercises of stock options of $3.4 million. We paid cash dividends of $9.6 million and we paid $8.0 million on our outstanding revolving line of credit. We also purchased $1.0 million of treasury stock in the six months ended June 30, 2018 and paid $1.5 million in employee taxes on shares withheld in the six months ended June 30, 2018. Cash used in financing activities for the six months ended June 30, 2017 was $17.4 million. We received cash from exercises of stock options of $0.7 million. We paid cash dividends of $9.3 million and we paid $6.0 million on our outstanding revolving line of credit. We also purchased $2.2 million of treasury stock and paid $0.6 million in employee taxes on shares withheld in the six months ended June 30, 2017.

Dividends

On April 2, 2018, our Board of Directors approved a $0.116 per share or $4.9 million, quarterly cash dividend on our outstanding common stock. The record date was July 2, 2018 and the dividend was paid to shareholders of record on July 20, 2018. On July 25, 2018 the Company’s Board of Directors declared a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for October 1, 2018 and the dividend is payable to shareholders of record on October 19, 2018. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed is not required until maturity of the Credit Facility; however, the Company may repay any amounts borrowed at any time, without premium or penalty. Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At June 30, 2018, our rate, inclusive of applicable margins, was 3.8% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $85.0 million at June 30, 2018, and $93.0 million at December 31, 2017. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement, leaving $64.5 million and $56.5 million available for borrowing at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 2.04:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.12:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of June 30, 2018.

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$695	$(496)	$(504)	$(1,571)
Provision (benefit) for income taxes	1,274	(1,027)	(1,191)	(1,128)
Interest expense, net	799	726	1,527	1,357
Depreciation and amortization	3,198	3,122	6,447	6,173

EBITDA	$5,966	$2,325	$6,279	$4,831
Stock based compensation	3,188	5,192	7,435	10,023
Non-cash add backs	—	—	—	—
Restructuring, issuance and cash non-operating costs	4,082	(53)	4,417	(4)
Acquisition expenses	—	—	—	—

Adjusted EBITDA(1)	$13,236	$7,464	$18,131	$14,850

(1)

Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and stock based compensation and therefore does not represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt, and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We have stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2018.

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

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$695	$(496)	$(504)	$(1,571)
Interest expense, net	799	726	1,527	1,357
Other (income) expense, net	(633)	2,794	(535)	3,414
Provision (benefit) for income taxes	1,274	(1,027)	(1,191)	(1,128)

Income from operations	2,135	1,997	(703)	2,072
Depreciation and amortization	3,198	3,122	6,447	6,173
Stock based compensation(1)	4,590	5,192	8,837	10,023
Acquisition-related compensation(2)	1,084	1,407	2,273	2,814
Non-recurring expenses(3)	6,376	—	11,490	—

Net adjusted EBITDA(4)	$17,383	$11,718	$28,344	$21,082

The following table presents a reconciliation from net income (loss) per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP income (loss) per diluted share	$0.02	$(0.01)	$(0.01)	$(0.04)
Amortization, net of tax of $0.01, $0.03, $0.02 and $0.04, respectively	0.03	0.02	0.07	0.05
Stock based compensation, net of tax of $0.02, $0.09, $0.03 and $0.11, respectively(1)	0.10	0.04	0.18	0.15
Acquisition-related compensation, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(2)	0.03	0.03	0.05	0.07
Non-recurring expenses, net of tax of $0.04, $0.00, $0.07 and $0.00, respectively(3)	0.12	—	0.22	—

Non-GAAP earnings per diluted share(5)	$0.30	$0.08	$0.51	$0.23

(1)	For the three and six months ended June 30, 2018, $1.4 million, or $0.03 per share, of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan. This non-recurring amount has been included in restructuring expenses.

(2)	For the three months ended June 30, 2018, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.2 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the three months ended June 30, 2017, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the six months ended June 30, 2018, the amount includes $1.8 million, or $0.04 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the six months ended June 30, 2017, the amount includes $1.8 million, or $0.04 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $1.0 million, or $0.03 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)	For the three months ended June 30, 2018, the amount includes $4.9 million, or $0.12 per share, net of tax, of restructuring expenses. For the six months ended June 30, 2018, the amount includes $2.1 million, or $0.06 per share, net of tax, of certain advisor fees related to shareholder activities, $1.7 million, or $0.04 per share, net of tax, of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $5.0 million, or $0.12 per share, net of tax, of restructuring expenses.

(4)

Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and stock based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses, have a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

(5)

Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and stock based compensation, and therefore, does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Acquisition-related compensation and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses, have a meaningful impact on our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per diluted share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits. Deposits of cash held outside the United States totaled approximately $23.6 million and $24.3 million at June 30, 2018 and December 31, 2017, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2018 and December 31, 2017, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and six months ended June 30, 2018 and 2017, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At June 30, 2018 and December 31, 2017, the Company had borrowings under our revolving Credit Facility of $85.0 million and $93.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at June 30, 2018, our rate was 3.8% for LIBOR. A 10% increase in the rate would have increased our interest expense by $0.2 million.

Foreign Currency Exchange Rate Risk

In accordance with ASC Topic No. 830, Foreign Currency Matters, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of stockholders’ equity. For the three months ended June 30, 2018 and 2017, revenue from customers outside the United States, primarily EMEA and Japan, comprised 55.4% and 53.7%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $2.0 million, decreased expenses by $2.1 million and decreased operating income by $0.1 million for the three months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, revenue from customers outside the United States, primarily EMEA and Japan, comprised 55.7% and 57.7%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $4.0 million, decreased expenses by $4.0 million and leaving operating income unchanged for the six months ended June 30, 2018. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

As discussed in Note 15, our wholly-owned Olapic Argentina S.A. subsidiary employs approximately 93 people whose functions mainly include development, sales support and administration. The Argentinian economy was recently determined to be highly inflationary. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. The average quarterly exchange rate for the Argentinian peso has devalued approximately 23.6% and 33.4% in the three and six months ended June 30, 2018, respectively. The operation is a service center supporting the company’s products and generates no revenue. Thus, the expenses primarily consist of compensation and related costs, totaling approximately $0.4 million to $0.5 million per month. For the interim periods ended June 30, 2018, the functional currency for our subsidiary is the Argentinian peso, the foreign entity’s local currency. In accordance with this designation, we are required to apply the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45-10), and account for a change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018. We are currently in the process of evaluating the impact of this accounting change on our financial statements.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2018, we had one 30-day forward contract to sell 2.6 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value, and at December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

We have offices in seven foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2017 and 2016, approximately 56.9% and 58.3%, respectively, of our total revenue was derived from operations outside the U.S. In the three and six months ended June 30, 2018, 55.4% and 55.7%, respectively, of our total revenue was derived from operations outside of the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

We are subject to the risks of conducting business internationally, including:

•	our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent that the United States does, which increases the risk of unauthorized and uncompensated use of our type or technologies;

•	United States and foreign government trade or tariff restrictions, including those that may impose restrictions on importation of programming, technology or components to or from the United States;

•	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•	risks related to fluctuations in foreign currency exchange rates, in particular fluctuations in the exchange rate of the Japanese yen, the European Union’s euro, and the United Kingdom’s pound sterling, including risks related to hedging activities we may undertake;

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships, including the United Kingdom’s decision to leave the European Union, as well as related events;

•	difficulty in staffing and managing foreign operations;

•	political instability, natural disasters, war and/or events of terrorism; and

•	the strength of international economies, including consideration of high inflation rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 4, 2018 to April 30, 2018(1)(2)	25,117	$1.40	—	$—
May 9, 2018 to May 31, 2018(1)	4,692	$—	—	$—
June 1, 2018 to June 30, 2018(1)(2)(3)	137,857	$9.07	44,600	$24,019,168

Total	167,666	$7.68	44,600	$24,019,168

(1)	The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Award Plan”), or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.
(2)	The Company withheld 1,500 shares and 12,401 shares of vested restricted stock to satisfy the payment of taxes associated with the awards’ vestings in April and June, respectively.
(3)	The Company purchased shares of common stock in accordance with its share repurchase program announced on May 3, 2018. The Company purchased the shares on the open market at prevailing prices.

Subsequent to June 30, 2018, the Company purchased 44,600 shares of common stock for $0.9 million, at an average price per share of $20.77 through July 23, 2018. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At July 23, 2018, $23.1 million remains for future purchase under the share purchase program.

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

MONOTYPE IMAGING HOLDINGS INC.

Date: July 30, 2018	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2018	By:	/S/ ANTHONY CALLINI
Anthony Callini
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)