Form 10-Q
period 2018-09-30
Monotype Imaging Holdings Inc.
filed 2018-11-02
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was 41,542,490.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$70,120	$82,822
Restricted cash	6,000	11,987
Accounts receivable, net of allowance for doubtful accounts of $520 at September 30, 2018 and $634 at December 31, 2017	38,571	34,461
Income tax refunds receivable	2,107	1,204
Prepaid expenses and other current assets	7,062	5,714

Total current assets	123,860	136,188
Property and equipment, net	14,830	16,763
Goodwill	276,798	279,131
Intangible assets, net	76,539	84,856
Restricted cash	—	6,000
Other assets	7,374	3,112

Total assets	$499,401	$526,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,830	$1,467
Accrued expenses and other current liabilities	32,408	43,096
Accrued income taxes payable	304	522
Deferred revenue	11,766	15,102

Total current liabilities	47,308	60,187
Revolving line of credit	80,000	93,000
Other long-term liabilities	3,014	6,428
Deferred income taxes	29,958	28,004
Reserve for income taxes	2,344	2,783
Accrued pension benefits	6,201	6,280
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 45,773,708 at September 30, 2018 and 44,934,364 at December 31, 2017	44	44
Additional paid-in capital	313,354	298,113
Treasury stock, at cost, 3,914,493 shares at September 30, 2018 and 3,215,644 shares at December 31, 2017	(72,611)	(64,083)
Retained earnings	94,940	97,815
Accumulated other comprehensive loss	(5,151)	(2,521)

Total stockholders’ equity	330,576	329,368

Total liabilities and stockholders’ equity	$499,401	$526,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License revenue	$45,831	$49,913	$139,791	$141,083
Service revenue	12,138	10,594	35,548	29,690

Total revenue	57,969	60,507	175,339	170,773
Cost of revenue—license	6,947	6,782	23,841	20,745
Cost of revenue—service	2,448	2,937	7,946	7,893
Cost of revenue—amortization of acquired technology	859	885	2,583	2,644

Total cost of revenue	10,254	10,604	34,370	31,282

Gross profit	47,715	49,903	140,969	139,491
Operating expenses:
Marketing and selling	18,212	22,453	58,382	66,417
Research and development	7,680	8,997	25,432	27,778
General and administrative	10,786	11,291	38,262	34,032
Restructuring	244	—	6,814	—
Amortization of other intangible assets	851	1,021	2,840	3,051

Total operating expenses	37,773	43,762	131,730	131,278

Income from operations	9,942	6,141	9,239	8,213
Other (income) expense:
Interest expense	959	815	2,756	2,365
Interest income	(133)	(116)	(403)	(309)
Loss (gain) on foreign exchange	408	1,357	(30)	4,544
(Gain) loss on derivatives	(47)	119	(138)	290
Other (income) expense, net	—	(32)	(6)	24

Total other expense	1,187	2,143	2,179	6,914

Income before provision for income taxes	8,755	3,998	7,060	1,299
Provision for income taxes	5,434	2,737	4,243	1,609

Net income (loss)	$3,321	$1,261	$2,817	$(310)

Net income (loss) available to common stockholders—basic	$3,143	$1,196	$2,226	$(310)

Net income (loss) available to common stockholders—diluted	$3,143	$1,195	$2,226	$(310)

Net income (loss) per common share- basic and diluted
Basic	$0.08	$0.03	$0.06	$(0.01)

Diluted	$0.08	$0.03	$0.06	$(0.01)

Weighted-average number of shares outstanding:
Basic	40,512,837	39,594,130	40,314,169	39,576,312
Diluted	40,609,643	39,798,779	40,454,518	39,576,312
Dividends declared per common share	$0.116	$0.113	$0.348	$0.339

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,321	$1,261	$2,817	$(310)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $7, $8, $20 and $23, respectively	23	16	64	45
Foreign currency translation adjustments, net of tax of $(106), $1,058, $(1,296) and $3,469, respectively	(512)	2,191	(2,694)	6,820

Comprehensive income	$2,832	$3,468	$187	$6,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine and three months ended September 30, 2018 and 2017

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368
Net income						2,817		2,817
Issuance of capital shares
—restricted share grants	496,025	—			—			—
—exercised options	248,276	—			3,455			3,455
—restricted units converted	95,043	—			—			—
Repurchase of unvested shares of restricted common stock		—	291,676	—				—
Purchase of treasury stock		—	326,808	(6,678)				(6,678)
Shares withheld			80,365	(1,850)				(1,850)
Stock based compensation					11,786			11,786
Dividends declared ($0.348 per share)						(14,642)		(14,642)
Cumulative adjustment, ASC 606 adoption						8,950		8,950
Unrecognized actuarial loss, net of tax							64	64
Cumulative translation adjustment, net of tax							(2,694)	(2,694)

Balance, September 30, 2018	45,773,708	$44	3,914,493	$(72,611)	$313,354	$94,940	(5,151)	$330,576

Balance, June 30, 2018	45,738,183	$44	3,586,782	$(66,581)	$308,952	$96,477	$(4,662)	$334,230
Net income						3,321		3,321
Issuance of capital shares
—restricted share grants	19,150	—			—			—
—exercised options	6,197	—			73			73
—restricted units converted	10,178	—			—			—
Repurchase of unvested shares of restricted common stock		—	29,167	—				—
Purchase of treasury stock		—	282,208	(5,697)				(5,697)
Shares withheld			16,336	(333)				(333)
Stock based compensation					4,329			4,329
Dividends declared ($0.116 per share)						(4,858)		(4,858)
Unrecognized actuarial loss, net of tax							23	23
Cumulative translation adjustment, net of tax							(512)	(512)

Balance, September 30, 2018	45,773,708	$44	3,914,493	$(72,611)	$313,354	$94,940	$(5,151)	$330,576

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine and three months ended September 30, 2018 and 2017

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2016	43,771,600	$43	2,493,174	$(56,232)	$274,946	$105,718	$(10,497)	$313,978
Net income (loss)						(310)		(310)
Issuance of capital shares
—restricted share grants	905,151	1			—
—exercised options	107,343	—			1,062			1,062
—restricted units converted	38,245	—			—			—
Repurchase of unvested shares of restricted common stock		—	167,054	—				—
Purchase of treasury stock		—	340,989	(6,351)				(6,351)
Shares withheld			39,552	(776)				(776)
Stock based compensation					15,392			15,392
Dividends declared ($0.339 per share)						(14,180)		(14,180)
Cumulative adjustment, ASC 606 adoption					872	(571)		301
Unrecognized actuarial loss, net of tax							45	45
Cumulative translation adjustment, net of tax							6,820	6,820

Balance, September 30, 2017	44,822,339	$44	3,040,769	$(63,359)	$292,272	$90,657	$(3,632)	$315,982

Balance, June 30, 2017	44,666,826	$44	2,763,378	$(58,992)	$286,607	$94,117	$(5,839)	$315,937
Net income						1,261		1,261
Issuance of capital shares
—restricted share grants	84,055	—			—			—
—exercised options	46,481	—			350			350
—restricted units converted	24,977	—			—			—
Repurchase of unvested shares of restricted common stock		—	37,486	—				—
Purchase of treasury stock		—	232,989	(4,233)				(4,233)
Shares withheld			6,916	(134)				(134)
Stock based compensation					5,315			5,315
Dividends declared ($0.113 per share)						(4,721)		(4,721)
Unrecognized actuarial loss, net of tax							16	16
Cumulative translation adjustment, net of tax							2,191	2,191

Balance, September 30, 2017	44,822,339	$44	3,040,769	$(63,359)	$292,272	$90,657	$(3,632)	$315,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,817	$(310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,548	9,271
Loss on retirement of fixed assets	11	90
Loss on abandonment of product line	3,223	—
Amortization of deferred financing costs and accreted interest	165	165
Stock based compensation	11,761	15,294
Provision for doubtful accounts	555	734
Deferred income taxes	(790)	(2,982)
Unrealized currency loss on foreign denominated intercompany transactions	203	3,870
Changes in operating assets and liabilities:
Accounts receivable	2,198	(3,978)
Prepaid expenses and other assets	(4,820)	(1,560)
Accounts payable	1,395	(16)
Accrued income taxes payable	(1,672)	(349)
Accrued expenses and other liabilities	(12,219)	162
Deferred revenue	(964)	1,122

Net cash provided by operating activities	11,411	21,513

Cash flows from investing activities
Purchases of property and equipment	(2,676)	(5,272)
Purchases of intangible assets	(160)	(54)

Net cash used in investing activities	(2,836)	(5,326)

Cash flows from financing activities
Payments on revolving line of credit	(13,000)	(9,000)
Common stock dividends paid	(14,494)	(14,030)
Purchase of treasury stock	(6,651)	(6,446)
Payments for employee taxes on shares withheld	(1,850)	(776)
Proceeds from exercises of common stock options	3,455	1,062

Net cash used in financing activities	(32,540)	(29,190)
Effect of exchange rates on cash, cash equivalents and restricted cash	(724)	1,107

Decrease in cash, cash equivalents and restricted cash	(24,689)	(11,896)
Cash, cash equivalents and restricted cash at beginning of period	100,809	109,426

Cash, cash equivalents and restricted cash at end of period	$76,120	$97,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. As of September 30, 2018, we conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”), and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. We have elected to early adopt the provisions in Regulation S-X, Rule 8-03(a)(5) and 10-01(a)(7) requiring an analysis of changes in stockholders’ equity be presented quarterly, in either a statement or on in the notes to the financial statements, for the current and comparative year to date interim periods and state the amount of dividends per share in the aggregate for each class of shares. We have elected to present the requirements in statement form.

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

Statement of Operations

For the three and nine months ended September 30, 2018, we have changed our presentation of revenue to disclose service revenue and cost of service revenue separately from license revenue and cost of license revenue, as service revenue now exceeds the materiality threshold for an individual line item. Prior year amounts were historically reported on a combined basis and have been restated to conform to current presentation.

We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue on our condensed consolidated statements of operations. All other revenue is classified as license revenue.

Highly Inflationary Economy

At September 30, 2018, our wholly-owned Olapic Argentina S.A. subsidiary employs approximately 99 people whose functions mainly include development, sales support and administration. The monthly operations average between $0.4 million and $0.5 million. The Argentinian economy was recently determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. For interim periods ended prior to July 1, 2018, the functional currency for our subsidiary is the Argentinian peso, the foreign entity’s local currency.

For a highly inflationary economy, we followed the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45) and accounted for the change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018. Under this guidance, translation adjustments are not removed from equity, and the translated amounts for nonmonetary assets and liabilities at the end of the prior period become the accounting basis for those assets both in the period of the change and in subsequent periods. A change in functional currency due to an economy’s designation as highly inflationary results from changes in economic factors (i.e., inflation); therefore, such a change is not considered a change in accounting policy or accounting principle. The change in functional currency did not have a material impact on financial position, operating results or cash flow.

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

In addition, we recognized additional royalty expenses totaling approximately $2.2 million, or $0.05 per share, upon the adoption of ASC 606, as an indirect effect of a change in accounting principle. These amounts are included in cost of revenue – license in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2018.

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of operations on an as reported basis and as if we had continued to recognize revenue under the guidance of ASC 985-605, Software Revenue Recognition, which is also referred to herein as “legacy GAAP” (in thousands):

	September 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
Assets:
Accounts receivable, net	$38,571	$25,334	$(13,237)
Prepaid expenses and other current assets	7,062	6,448	(614)
Other assets	7,374	2,648	(4,726)

Liabilities:
Accrued expenses and other current liabilities	32,408	30,139	(2,269)
Deferred revenue	11,766	18,827	7,061
Other long-term liabilities	3,014	4,042	1,028
Deferred income taxes	29,958	24,130	(5,828)
Stockholders’ equity:
Retained earnings	94,940	76,371	(18,569)

	For the three months ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
License revenue	$45,831	$38,954	$(6,877)
Cost of revenue—license	6,947	6,877	(70)
Marketing and selling	18,212	18,712	500
Provision for income taxes	5,434	3,801	(1,633)
Net income (loss)	3,321	(2,353)	(5,674)
Net income (loss)—basic and diluted	$0.08	$(0.06)	$(0.14)

	For the nine months ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
License revenue	$139,791	$126,666	$(13,125)
Service revenue	35,548	35,350	(198)
Cost of revenue—license	23,841	21,572	(2,269)
Marketing and selling	58,382	59,848	1,466
Provision for income taxes	4,243	1,342	(2,901)
Net income (loss)	2,817	(6,802)	(9,619)
Net income (loss)—basic and diluted	$0.06	$(0.18)	$(0.24)

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

•

Under legacy GAAP, we recognized royalty revenue when the licensee reported it to us, typically one quarter after royalty-bearing units were shipped, at which time the fee is fixed or determinable. Under ASC 606, we now estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs. Thus, revenue from royalties reported to us in the first quarter of 2018 were recorded to retained earnings upon adoption of ASC 606, rather than being recognized as revenue as it would have been under legacy GAAP. This was partially offset by the recognition of revenue in the first quarter of 2018 for estimated royalties that were reported to us in the second quarter of 2018.

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

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 on January 1, 2018 and reflected restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period amounts on the cash flows, on a retrospective basis. As of result of this adoption, the beginning-of-period amount on the statement of cash flows increased $18.0 million for the nine months ended September 30, 2018 and 2017, respectively, to include restricted cash and restricted cash equivalent balances. The end-of-period amount on the statement of cash flows increased $6.0 million and $18.0 million for the nine months ended September 30, 2018 and 2017, respectively, to include restricted cash and restricted cash equivalent balances.

Stock Compensation

In May 2017, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a stock based payment award. The guidance narrows the definition of a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2016-09 on January 1, 2018 and there was no material impact on our consolidated financial statements.

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

Pending

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation of Cost Incurred in a Cloud Computing Arrangement that is Considered a Service Contact. This update clarifies the accounting for implementation costs related to a cloud computing arrangement that is a service contract previously defined in ASU 2015-05. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-15; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Defined Benefit Pension Plan

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance eliminates requirements for certain disclosures and requires certain additional disclosures concerning the company’s defined benefit pension plans and other postretirement plans. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-14; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2018.

The Company will adopt this ASU on January 1, 2019 and has begun planning for adoption by implementing new lease accounting software, and by working to establish additional changes to our processes and internal controls to ensure all requirements are met upon adoption. The standard allows for a modified retrospective approach or a modified retrospective approach with comparatives under 840 option, where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior periods’ balances or disclosures. The Company plans to use the modified retrospective approach with comparatives under 840 option that will not require revising comparative period information or disclosure. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the lease term for existing leases. We will also elect the practical expedient that allows an accounting policy election to exclude right of use assets and lease obligations from the balance sheet for all leases with an initial term of 12 months or less.

Management is continuing to assess the impact of this standard on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of cash flows or disclosures in the notes to the condensed consolidated financial statements.

4. Revenue Recognition

We recognize revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that we expect to be entitled to receive in exchange for these services, and excludes any sales incentives and taxes collected from customers that are subsequently remitted to governmental authorities.

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

Revenue from font licenses is recognized upfront when the font software is delivered or made available to the customer. Custom font design services are generally not a separate distinct performance obligation and are sold with a license for the custom font, in which case revenue is recognized upon completion of the services and when the font is delivered and accepted by the customer. In limited cases, the Company has an enforceable right to payment prior to final delivery and acceptance of custom font design work. In these cases, the Company has determined that the proper treatment is a single over-time performance obligation using input methods (incurred hours towards completion) to measure progress towards completion to determine the pattern of satisfaction of the performance obligation.

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

OEM Revenue

Our OEM revenue is derived substantially from printer imaging, printer driver and display imaging products. OEM revenue primarily relates to licenses providing our customers the right to embed our fonts and technology in their products over a certain term. Under our OEM licensing arrangements, we either receive a fixed fee as specified under the license arrangement or a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products and for font development. Revenue from per-unit royalty contracts is estimated and recognized in the period that the royalty-bearing event or sale by our OEM customer occurs. Revenue from fixed fee licenses is generally recognized upfront at the point in time when the software embodying the font is shipped or made available to the customer. Certain OEM contracts may include customer support services and unspecified updates for our font technology that is a distinct stand-ready performance obligation and recognized ratably over the service period. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals.

Disaggregated Revenue

The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (See Note 12 for further information regarding revenue by major markets and revenue by geography):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Creative Professional	OEM	Total	Creative Professional	OEM	Total
License revenue:
License transferred in point in time	$25,068	$20,763	$45,831	$77,817	$61,974	$139,791
Service revenue:
Service transferred in point in time	319	238	557	1,509	1,943	3,452
Service transferred over time	10,727	854	11,581	30,203	1,893	32,096

Total	$36,114	$21,855	$57,969	$109,529	$65,810	$175,339

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

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation of products, etc.). Revenue related to the estimation of per-unit royalties was $7.9 million for both the three and nine months ended September 30, 2018.

As discussed above, certain of our Creative Professional contracts have payment terms that differ from the timing of revenue recognition which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those contracts in which the period exceeds the one year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to our customers with extended payment terms by determining the present value of the future payments by applying a discount rate that reflects the customer’s creditworthiness.

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2018 is $21.9 million. This amount consists principally of amounts billed for undelivered services that are included in deferred revenue totaling approximately $13.2 million, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable), totaling approximately $8.7 million. Of these amounts, approximately $18.4 million is expected to be recognized as revenue within the next 12 months, with substantially all of the remainder expected to be recognized as revenue within the following 24 month period, as shown in the table below (in thousands):

	Current	Long-term	Total
Deferred revenue	$11,766	$1,427	$13,193
Unbilled backlog	6,688	2,055	8,743

Total	$18,454	$3,482	$21,936

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

Revenue recognized during the three and nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period were approximately $7.2 million and $21.6 million, respectively. Revenue recognized during both the three and nine months ended September 30, 2018 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, was $7.9 million. During the nine months ended September 30, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the nine months ended September 30, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of September 30, 2018 was $2.5 million, of which $0.6 million was short-term and has been included in prepaid expenses and other current assets and $1.9 million was long term and has been included in other assets in our condensed consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment. The amount of capitalized costs related to contracts which were terminated on or before September 30, 2018, due to the customer exercising an opt-out clause or the cancellation of an anticipated renewal was not material and was charged to operating expenses in the third quarter of 2018.

We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of September 30, 2018.

5. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$28,788	$28,788	$—	$—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total assets	$34,788	$34,788	$—	$—

	Fair Value Measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,014	$2,014	$—	$—
Cash equivalents—commercial paper	16,477	—	16,477	—
Cash equivalents—corporate bonds	1,457	—	1,457	—
Cash equivalents—U.S. government and agency securities	10,488	10,488	—	—
Restricted cash equivalents—money market fund	3,000	3,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,987	8,987	—	—

Total current assets	42,423	24,489	17,934	—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total long term assets	6,000	6,000	—	—

Total assets	$48,423	$30,489	$17,934	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time to time contingent consideration. The fair value of our cash equivalents is based on quoted prices (unadjusted) for identical assets. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At September 30, 2018, we had one 30-day forward contract to sell 2.6 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value; and at December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

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

The Company evaluated whether the disposal group represented a business under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and determined that it did represent a business requiring goodwill to be allocated to the disposal group. The Company determined the fair value of the disposal group utilizing a revenue multiple market approach and allocated the Company’s goodwill to this disposal group on a relative fair value basis based on the fair value of the disposal group to the Company’s consolidated operations as Company only has a single reporting unit. This resulted in the allocation of $0.6 million of goodwill to the disposal group, which was deemed fully impaired as a result of the disposal. The write down is included in the goodwill table shown below.

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2017	$279,131
Foreign currency exchange rate changes	(1,733)
Impairment	(600)

Balance at September 30, 2018	$276,798

Intangible Assets

Intangible assets as of September 30, 2018 and December 31, 2017 were as follows (dollar amounts in thousands):

		September 30, 2018			December 31, 2017
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$64,895	$(54,732)	$10,163	$68,296	$(54,213)	$14,083
Acquired technology	11	68,921	(51,807)	17,114	69,200	(48,945)	20,255
Non-compete agreements	4	13,654	(13,004)	650	14,632	(13,470)	1,162
Indefinite-lived intangible assets:
Trademarks		44,212	—	44,212	44,956	—	44,956
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$196,082	$(119,543)	$76,539	$201,484	$(116,628)	$84,856

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. At September 30, 2018 and December 31, 2017, the Company had $80.0 million and $93.0 million outstanding under the Credit Facility. At September 30, 2018 and December 31, 2017, available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $69.5 million and $56.5 million available for borrowing at September 30, 2018 and December 31, 2017, respectively.

Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75% per annum. At September 30, 2018, our rate, inclusive of applicable margins, was 3.8% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR.

As of September 30, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 1.75:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.62:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of September 30, 2018.

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

The components of net periodic benefit cost included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$27	$25	$81	$71
Interest cost	25	29	78	81
Amortization	22	24	69	68

Net periodic benefit cost	$74	$78	$228	$220

9. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2018		2017
Provision for income taxes at statutory rate	$1,839	21.0%	$1,399	35.0%
State and local income taxes, net of federal tax benefit	(4)	0.0%	(173)	(4.3)%
Stock based compensation	89	1.0%	141	3.5%
Foreign rate differential	2,662	30.4%	(109)	(2.7)%
Research credits	(70)	(0.8)%	(381)	(9.5)%
Permanent non-deductible acquisition-related expense	1,302	14.9%	1,629	40.7%
Net shortfall on stock based compensation	76	0.8%	257	6.4%
Reversal of reserve for income taxes	(370)	(4.2)%	(66)	(1.6)%
Other, net	(90)	(1.0)%	40	1.0%

Reported income tax provision	$5,434	62.1%	$2,737	68.5%

	Nine Months Ended September 30,
	2018		2017
Provision for income taxes at statutory rate	$1,483	21.0%	$455	35.0%
State and local income taxes, net of federal tax benefit	(55)	(0.8)%	(234)	(18.0)%
Stock based compensation	73	1.0%	64	5.0%
Foreign rate differential	2,214	31.4%	(47)	(3.6)%
Research credits	(57)	(0.8)%	(170)	(13.1)%
Permanent non-deductible acquisition-related expense	1,061	15.0%	727	55.9%
Net (windfall) shortfall on stock based compensation	(80)	(1.1)%	799	61.5%
Reversal of reserve for income taxes	(370)	(5.2)%	(66)	(5.1)%
Other, net	(26)	(0.4)%	81	6.3%

Reported income tax provision	$4,243	60.1%	$1,609	123.9%

At September 30, 2018, the reserve for uncertain tax positions was approximately $7.0 million. Of this amount, $4.7 million is recorded as a reduction of deferred tax assets and $2.3 million is classified as long-term liabilities. During the quarter, the Company recorded a benefit of $0.4 million related to reserves no longer required due to the lapses of statutes of limitations.

As disclosed in the Company’s 2017 Form 10-K, the Company recorded the tax effects of the 2017 Tax Cuts and Jobs Act (“The Act”) in the consolidated financial statements for the year ended December 31, 2017. The new legislation required the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. The Company recorded an initial estimate of the tax on unremitted earnings of approximately $0.2 million; however, this amount was offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings was zero. The Company finalized this estimate during the quarter, and there was no change from the initial estimate.

10. Net Income (Loss) Per Share

For the three and nine months ended September 30, 2018 and 2017, the net income (loss) available to common shareholders is divided by the weighted average number of common shares outstanding during the period to calculate diluted earnings per share. The assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were included in the computation of net income per share for the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, but were excluded in the computation of net (loss) per share for the nine months ended September 30, 2017, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, the two-class method was used in the computation of diluted net income (loss) per share, as the result was more dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per share and, a reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss), as reported	$3,321	$1,261	$2,817	$(310)
Less: net income (loss) attributable to participating securities	(178)	(65)	(591)	—

Net income (loss) available to common shareholders—basic	$3,143	$1,196	$2,226	$(310)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	42,040,716	41,750,884	42,026,047	41,700,355
Less: weighted-average shares of unvested restricted common stock outstanding	(1,527,879)	(2,156,754)	(1,711,878)	(2,124,043)

Weighted-average number of common shares used in computing basic net income (loss) per common share	40,512,837	39,594,130	40,314,169	39,576,312

Net income (loss) per share applicable to common shareholders—basic	$0.08	$0.03	$0.06	$(0.01)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to common shareholders—basic	$3,143	$1,196	$2,226	$(310)
Add-back: undistributed earnings allocated to unvested shareholders	—	(179)	—	—
Less: undistributed earnings reallocated to unvested shareholders	—	178	—	—

Net income (loss) available to common shareholders—diluted	$3,143	$1,195	$2,226	$(310)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Denominator:
Diluted:
Weighted-average shares of common stock outstanding	42,040,716	41,750,884	42,026,047	41,700,355
Less: weighted-average shares of unvested restricted common stock outstanding	(1,527,879)	(2,156,754)	(1,711,878)	(2,124,043)
Weighted-average number of common shares issuable upon exercise of outstanding stock options	96,806	204,649	140,349	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	40,609,643	39,798,779	40,454,518	39,576,312

Net income (loss) per share applicable to common shareholders—diluted	$0.08	$0.03	$0.06	$(0.01)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options	506,003	633,858	488,471	824,536
Unvested restricted stock	535,558	566,934	420,908	652,741
Unvested restricted stock units	17,248	32,971	26,645	58,674

11. Stockholders’ Equity

Stock purchases

On May 3, 2018, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through June 7, 2019. During the quarter ended September 30, 2018, the Company repurchased a total of 282,208 shares of its common stock for an aggregate purchase price of $5.7 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at the discretion of management and/or the Company’s Board of Directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketing and selling	$2,031	$2,455	$4,515	$7,348
Research and development	900	1,131	2,781	3,227
General and administrative	1,395	1,685	4,465	4,719

Total expensed	$4,326	$5,271	$11,761	$15,294
Property and equipment	3	44	24	97

Total stock based compensation	$4,329	$5,315	$11,785	$15,391

In the three months ended September 30, 2018 and 2017, $3 thousand and $44 thousand, respectively, of stock based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. In the nine months ended September 30, 2018 and 2017, $24 thousand and $97 thousand, respectively, of stock based compensation was capitalized as part of internal software projects, and this amount is included in property and equipment, net in our condensed consolidated balance sheet. For the nine months ended September 30, 2018, $1.4 million of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan. This non-recurring amount has been included in restructuring expenses.

As of September 30, 2018, the Company had $29.0 million of unrecognized compensation expense related to employees and directors’ unvested restricted stock awards, restricted stock units and stock option awards that are expected to be recognized over a weighted-average period of 2.2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Creative Professional	$36,114	$34,521	$109,529	$92,234
OEM	21,855	25,986	65,810	78,539

Total	$57,969	$60,507	$175,339	$170,773

Geographic segment information

We market our products and services principally through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. We report revenue based on the geographic location of our customers. For example, licenses may be sold to large international companies, which may be headquartered in the Republic of Korea, such revenues would be included in the revenue defined as Rest of World.

The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended September 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,389	45.5%	$27,951	46.2%
Japan	12,847	22.2	14,963	24.7
Europe, Middle East and Africa (EMEA)	12,809	22.1	13,952	23.1
Rest of World	5,924	10.2	3,641	6.0

Total	$57,969	100.0%	$60,507	100.0%

	Nine Months Ended September 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$78,360	44.7%	$74,631	43.7%
Japan	36,217	20.7	44,278	25.9
Europe, Middle East and Africa (EMEA)	42,873	24.4	37,392	21.9
Rest of World	17,889	10.2	14,472	8.5

Total	$175,339	100.0%	$170,773	100.0%

Long-lived assets, which include property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$305,562	$314,930
United Kingdom	3,628	4,004
Germany	55,310	58,319
Asia (including Japan)	3,667	3,497

Total	$368,167	$380,750

13. Restructuring

On June 6, 2018, the Company implemented a restructuring plan, under which the Company will reduce headcount in certain areas of the Company, made the decision to cease sales and marketing of the Swyft product and service line and to close a regional office, all in an effort to improve operational efficiencies. The plan provided for the elimination of approximately 50 positions worldwide across a variety of functions, with a concentration within engineering, as well as sales and marketing. The Company recorded net charges totaling $0.2 million and $6.8 million in the three and nine months ended September 30, 2018, respectively, related to severance and termination benefits, net of stock based compensation reversal, the write off of goodwill and intangible assets attributable to Swyft, the acceleration of the final deferred compensation payment to the founders of Swyft, and charges associated with the office closure.

The following presents the details of the restructuring expense line item within our consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Severance and termination benefits	$177	$4,403
Reversal of stock based compensation expense	—	(1,402)
Accelerated deferred compensation	—	523
Office closure	67	67
Intangible assets impairment	—	2,623
Write off of allocated goodwill	—	600

Total restructuring	$244	$6,814

We reversed $1.4 million of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. See Note 6 for further details regarding the intangible asset disposal and write off of goodwill.

The following presents a roll forward of the restructuring reserves and provision activity (in thousands):

	Personnel related	Facilities related	Total
Restructuring reserve at January 1, 2018	$1,333	$—	$1,333
Restructuring charges	194	—	194
Cash payments	(985)	—	(985)

Restructuring reserve at March 31, 2018	542	—	542
Restructuring charges	4,031	—	4,031
Cash payments	(479)	—	(479)
Foreign currency exchange rate changes	(5)	—	(5)

Restructuring reserve at June 30, 2018	$4,089	$—	$4,089
Restructuring charges	177	67	244
Cash payments	(1,295)	—	(1,295)
Foreign currency exchange rate changes	(24)	—	(24)

Restructuring reserve at September 30, 2018	$2,947	$67	$3,014

Future cash expenditures related to the restructuring are expected to be approximately $2.3 million, net of tax savings. We expect the restructuring plan to be completed by the end of 2018, other than the payment of deferred termination benefits to certain terminated employees.

14. Commitments and Contingencies

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with our OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a specified period, typically one year. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of September 30, 2018 and December 31, 2017.

15. Subsequent Events

Stock Purchase Program

Subsequent to September 30, 2018, the Company purchased 315,000 shares of common stock for $6.3 million, at an average price per share of $19.80 through October 26, 2018. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At October 26, 2018, $12.0 million remains for future purchase under the Plan.

Dividend Declaration

On October 25, 2018, the Company’s Board of Directors declared a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2019 and the dividend is payable to shareholders of record on January 22, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Geographic revenue, which is based on the geographic location of our customers, is in the table below:

	Three Months Ended September 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$26,389	45.5%	$27,951	46.2%
Japan	12,847	22.2	14,963	24.7
Europe, Middle East and Africa (EMEA)	12,809	22.1	13,952	23.1
Rest of World	5,924	10.2	3,641	6.0

Total	$57,969	100.0%	$60,507	100.0%

	Nine Months Ended September 30,
	2018		2017
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$78,360	44.7%	$74,631	43.7%
Japan	36,217	20.7	44,278	25.9
Europe, Middle East and Africa (EMEA)	42,873	24.4	37,392	21.9
Rest of World	17,889	10.2	14,472	8.5

Total	$175,339	100.0%	$170,773	100.0%

For the three months ended September 30, 2018 and 2017, revenue from customers outside the United States comprised 54.5% and 53.8%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017, revenue from customers outside the United States comprised 55.3% and 56.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended September 30, 2018 and 2017, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 26.9% and 27.5% of our total revenue, respectively. For the nine months ended September 30, 2018 and 2017, our top ten licensees by revenue accounted for approximately 23.6% and 28.4% of our total revenue, respectively. Although no one customer accounted for more than 10% of our total revenue for the three months or nine months ended September 30, 2018 or 2017, if we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.

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

Results of Operations for the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
License revenue	$45,831	$49,913	$(4,082)
Service revenue	12,138	10,594	1,544
Cost of revenue—license	6,947	6,782	165
Cost of revenue—service	2,448	2,937	(489)

License revenue decreased primarily due to certain one-time printer revenue recognized in the third quarter of 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. In addition, our royalty based revenue is lower in the three months ended September 30, 2018, as a result of the adoption of ASC 606. We now estimate and accrue royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP.

Service revenue has increased primarily due to the growth of our SaaS-based product offerings, including our Mosaic solution.

Gross profit from license revenue, before amortization of acquired technology, decreased to 84.8% from 86.4%, period over period. Gross profit from service revenue, before amortization of acquired technology, increased to 79.8% and 72.3%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

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

The following table sets forth items in the condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Revenue:
Creative Professional	62.3%	57.1%
OEM	37.7	42.9

Total revenue	100.0	100.0
Cost of revenue	16.2	16.0
Cost of revenue—amortization of acquired technology	1.5	1.5

Total cost of revenue	17.7	17.5

Gross profit	82.3	82.5
Marketing and selling	31.4	37.1
Research and development	13.2	14.9
General and administrative	18.6	18.7
Restructuring	0.4	—
Amortization of other intangible assets	1.5	1.7

Total operating expenses	65.1	72.4

Income from operations	17.2	10.1
Interest expense, net	1.5	1.1
Loss on foreign exchange	0.7	2.3
(Gain) loss on derivatives	(0.1)	0.2
Other income	—	(0.1)

Total other expense	2.1	3.5
Income before provision for income taxes	15.1	6.6
Provision for income taxes	9.4	4.5

Net income	5.7%	2.1%

The following discussion compares the three months ended September 30, 2018 with the three months ended September 30, 2017.

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

The following table presents revenue for these two principal markets (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017
Creative Professional	$36,114	$34,521	$1,593
OEM	21,855	25,986	(4,131)

Total revenue	$57,969	$60,507	$(2,538)

Revenue

Revenue was $58.0 million and $60.5 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2.5 million, or 4.2%.

Creative Professional revenue was $36.1 million and $34.5 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $1.6 million, or 4.6%, mainly due to growth in sales to enterprise customers and increased service revenue as SaaS offerings continue to become a larger part of our portfolio.

OEM revenue decreased $4.1 million, or 16.0%, to $21.9 million in the three months ended September 30, 2018, as compared to $26.0 million in the three months ended September 30, 2017. Revenue from our printer imaging OEM customers decreased period over period partially due to lower revenue from customers under fixed fee contracts and partially due to $2.0 million of one-time payments recognized in the third quarter of 2017 from the conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. Display imaging revenue decreased mainly due to a few large deals in the third quarter of 2017 that did not repeat in the third quarter of 2018.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $9.4 million and $9.7 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.3 million, or 3.3%, mainly due to lower total revenue.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $0.9 million for the three months ended September 30, 2018 and 2017, respectively.

Gross profit was 82.3% in the three months ended September 30, 2018, as compared to 82.5% in the three months ended September 30, 2017, a decrease of 0.2 percentage points.

Operating Expenses

Marketing and Selling. Marketing and selling expense decreased $4.3 million, or 18.9%, to $18.2 million in the three months ended September 30, 2018, as compared to $22.5 million in the same period in 2017. Personnel and personnel related expenses decreased $3.2 million, period over period, due to lower headcount mainly from our restructuring actions in the second quarter of 2018. Targeted marketing spending and consulting together decreased $1.1 million in the third quarter of 2018, as compared to the same period in 2017, due to portfolio decisions around discretionary programs. Decreased facilities expense, mainly due to the consolidation of certain regional offices in 2017, was offset by increased software expenses, mainly due to investments in information systems supporting the Creative Professional business, period over period.

Research and Development. Research and development expense was $7.7 million and $9.0 million in the three months ended September 30, 2018 and 2017, respectively, a decrease of $1.3 million, or 14.6%, primarily due to lower personnel expenses. Personnel and personnel related expenses decreased $1.2 million, period over period, due to lower headcount mainly from restructuring actions in the second quarter of 2018 and in the fourth quarter of 2017.

General and Administrative. General and administrative expense was $10.8 million and $11.3 million in the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.5 million, or 4.5%. Audit and legal expenses together decreased $0.4 million in the third quarter of 2018, as compared to the same period in 2017, mainly due to lower audit fees in the third quarter of 2018 and additional expenses incurred related to shareholder activities in the prior period, which did not recur.

Restructuring. Restructuring expense was $0.2 million in the three months ended September 30, 2018 due to additional severance expense and charges associated with the closure of one of our regional offices. There were no similar charges in the same period in 2017.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.9 million and $1.0 million in the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.1 million, or 16.8%.

Interest Expense, Net

Interest expense, net of interest income was $0.8 million and $0.7 million in the three months ended September 30, 2018 and 2017, respectively, an increase of $0.1 million, or 18.2%, mainly due to increases in interest rates on our outstanding borrowings, partially offset by a reduction in the balance outstanding.

Loss on Foreign Exchange

Losses on foreign exchange were $0.4 million and $1.4 million in the three months ended September 30, 2018 and 2017, respectively, a decrease of $1.0 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the three months ended September 30, 2017, the loss was primarily due to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives was a gain of $47 thousand and a loss of $0.1 million in the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.1 million, due to our 30-day forward currency contracts.

Provision for Income Taxes

For the three months ended September 30, 2018 and 2017, our effective tax rate was 62.1% and 68.5%, respectively. Our effective tax rate for the three months ended September 30, 2018 was lower than our 2017 effective tax rate primarily due to the enactment of The Act in December 2017. Significant changes resulting primarily from The Act included:

•	The statutory tax rate in the three months ended September 30, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•

Foreign rate differential increased our effective rate 30.4% in the three months ended September 30, 2018, as compared to a decrease of 2.7% in the same period in 2017, due to changes in tax treatment of foreign earnings under The Act. These changes include significant new limitations on the ability to utilize foreign tax credits, and the effects of the new Global Intangible Low Taxed Income (GILTI) provisions. These provisions have resulted in a significantly higher effective tax rate on foreign earnings.

•

Non-deductible expenses added 14.9% to the effective tax rate for the three months ended September 30, 2018, as compared to 40.7% in the same period in 2017, primarily due to increased income before taxes.

In addition, the effective rate for the three months ended September 30, 2018 was reduced by 4.2% for a reduction in reserves resulting from the expiration of statutes of limitations. State and local taxes, net of federal benefit, provided a benefit of 4.3% in the three months ended September 30, 2017, as compared to 0.0% for the three months ended September 30, 2018, mainly due to adjustments to our deferred state tax balances, which resulted from changes in our estimated state tax rate.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
License revenue	$139,791	$141,083	$(1,292)
Service revenue	35,548	29,690	5,858
Cost of revenue—license	23,841	20,745	3,096
Cost of revenue—service	7,946	7,893	53

License revenue decreased primarily due to certain one-time printer revenue recognized in the nine months ended September 30, 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts, partially offset by growth in sales to our enterprise customers. There was no corresponding item in the current period. In addition, our royalty based revenue is lower in the nine months ended September 30, 2018, a result of the adoption of ASC 606. We now estimate and accrue our royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter of 2018 to the fourth quarter of 2017.

Service revenue has increased primarily due to the growth of our SaaS-based product offerings, including our Mosaic solution.

Gross profit from license revenue, before amortization of acquired technology, decreased to 82.9% from 85.3%, primarily due to additional non-recurring royalty expense in the nine months ended September 30, 2018 for which there was no corresponding revenue in the corresponding period in 2017, in accordance with ASC 606. Gross profit from service revenue, before amortization of acquired technology, increased to 77.6% from 73.4%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

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

The following table sets forth items in the condensed consolidated year-to-date statements of operations as a percentage of sales for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Revenue:
Creative Professional	62.5%	54.0%
OEM	37.5	46.0

Total revenue	100.0	100.0
Cost of revenue	18.1	16.8
Cost of revenue—amortization of acquired technology	1.5	1.5

Total cost of revenue	19.6	18.3

Gross profit	80.4	81.7
Marketing and selling	33.3	38.9
Research and development	14.5	16.3
General and administrative	21.8	19.9
Restructuring	3.9	—
Amortization of other intangible assets	1.6	1.8

Total operating expenses	75.1	76.9

Income from operations	5.3	4.8
Interest expense, net	1.3	1.2
Loss on foreign exchange	—	2.7
(Gain) loss on derivatives	(0.1)	0.2

Total other expense	1.2	4.1
Income before provision for income taxes	4.1	0.7
Provision for income taxes	2.5	0.9

Net (loss) income	1.6%	(0.2%)

The following discussion compares the nine months ended September 30, 2018 with the nine months ended September 30, 2017.

Revenue by Market.

The following table presents revenue for these two principal markets (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
Creative Professional	$109,529	$92,234	$17,295
OEM	65,810	78,539	(12,729)

Total revenue	$175,339	$170,773	$4,566

Revenue

Revenue was $175.3 million and $170.8 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $4.5 million, or 2.7%.

Creative Professional revenue increased $17.3 million, or 18.8%, to $109.5 million for the nine months ended September 30, 2017, as compared to $92.2 million in the same period in 2017, mainly due to growth in sales of revenue from our enterprise customers, including the launch of our Mosaic solution and higher service revenue as SaaS offerings continue to become a larger part of our offering portfolio.

OEM revenue decreased $12.7 million, or 16.3%, to $65.8 million in the nine months ended September 30, 2018, as compared to $78.5 million in the nine months ended September 30, 2017. Revenue from our printer imaging OEM customers decreased period over period partially due to $6.1 million of one-time payments recognized in the nine months ended September 30, 2017 from the conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period. Additionally, we recorded lower royalty based revenue as a result of the adoption of ASC 606. We now estimate and accrue royalty-based revenue in the quarter when the royalty-based units are shipped, as opposed to when those shipments were reported to us by the licensee under legacy GAAP. This change had the effect of shifting traditional holiday seasonality revenue for consumer electronics from the first quarter of 2018 to the fourth quarter of 2017.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, was $31.8 million and $28.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $3.2 million, or 11.0%, mainly due to $2.2 million of additional non-recurring royalty expense for which there was no corresponding revenue item in the period in accordance with ASC 606 and higher costs associated with the revenue from our enterprise customers. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 18.1% and 16.8% of total revenue in the nine months ended September 30, 2018 and 2017, respectively.

Amortization of acquired technology was unchanged at $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Gross profit was 80.4% in the nine months ended September 30, 2018, as compared to 81.7% in the nine months ended September 30, 2017, a decrease of 1.3 percentage points partially due to the additional non-recurring royalty expense as described above, and partially due to the continued shift in product mix between Creative Professional and the higher margin OEM business.

Operating Expenses

Marketing and Selling. Marketing and selling expense was $58.4 million and $66.4 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $8.0 million, or 12.1%. Personnel and personnel related expenses decreased $6.6 million, period over period, due to lower headcount mainly from our restructuring actions in the second quarter of 2018. Targeted marketing spending and consulting expense together decreased $1.8 million in the nine months ended September 30, 2018, as compared to the same period in 2017, due to portfolio decisions around discretionary programs. Software expenses increased $1.1 million, period over period, due to investments in information systems supporting the Creative Professional business. Facilities expense decreased $0.7 million due to the consolidation of certain regional offices in 2017.

Research and Development. Research and development expense was $25.4 million and $27.8 million in the nine months ended September 30, 2018 and 2017, respectively, a decrease of $2.4 million, or 8.5%. Personnel and personnel related expenses decreased $1.4 million in the nine months ended September 30, 2018, as compared to the same period in 2017, due to lower headcount mainly from restructuring actions in the second quarter of 2018 and in the fourth quarter of 2017. Decreased facilities expense contributed $0.4 million to the overall decrease period over period, due to the consolidation of certain regional offices in 2017. Consulting expense decreased $0.4 million, period over period due to the timing of projects.

General and Administrative. General and administrative expense was $38.3 million and $34.0 million in the nine months ended September 30, 2018 and 2017, respectively, an increase of $4.3 million, or 12.4%. Outside consulting and legal expenses increased $3.1 million in the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to additional expenses incurred related to shareholder activities. Personnel and personnel related expenses increased $0.4 million, period over period, mainly the result of key hiring. Increased infrastructure expenses, such as facilities, software and depreciation, together contributed $1.4 million to the overall increase in general and administrative expenses, period over period. Audit expenses decreased $0.7 million in the nine months ended September 30, 2018, as compared to the same period in 2017, mainly due to lower audit fees.

Restructuring. Restructuring expense was $6.8 million in the nine months ended September 30, 2018. There was no restructuring expense in the same period in 2017. Included in restructuring costs is a $3.2 million write down of intangible assets and goodwill allocated to the Swyft business, which was discontinued in connection with the restructuring action announced in June 2018. Severance expenses totaled $4.4 million and an acceleration of Swyft deferred compensation payment resulted in an incremental charge of $0.5 million mainly due to the restructuring action in the second quarter of 2018. Facilities charges were $0.1 million due to the closure of one of our regional offices in the third quarter of 2018. These charges were partially offset by a $1.4 million reversal of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. There were no similar charges in the same period in 2017.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $0.2 million, or 7.0%.

Interest Expense, Net

Interest expense, net of interest income was $2.4 million and $2.1 million in the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.3 million, or 14.4%, as reductions in outstanding borrowings under our revolving line of credit were offset by an increase in interest rates.

(Gain) Loss on Foreign Exchange

(Gain) losses on foreign exchange was a gain of $30 thousand and a loss of $4.5 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $4.6 million, primarily the result of currency fluctuations on our foreign denominated receivables and payables. In the nine months ended September 30, 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

Loss (Gain) on Derivatives

Loss (gain) on derivatives were a gain of $0.1 million and a loss of $0.3 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $0.4 million, due to our 30-day forward currency contracts.

Provision for Income Taxes

For the nine months ended September 30, 2018 and 2017, our effective tax rate was 60.1% and 123.9%, respectively. Our effective tax rate for the nine months ended September 30, 2018 is significantly lower than our 2017 effective tax rate primarily due to:

•

As a result of the enactment of The Act in December 2017, the statutory tax rate in the nine months ended September 30, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•

Foreign rate differential increased our effective rate 31.4% in the nine months ended September 30, 2018, as compared to a decrease of 3.6% in the same period in 2017, due to changes in tax treatment of foreign earnings under The Act. These changes include significant new limitations on the ability to utilize foreign tax credits, and the effects of the new Global Intangible Low Taxed Income (GILTI) provisions. These provisions have resulted in a significantly higher effective tax rate on foreign earnings.

•

Non-deductible expenses added 15.0% to the effective tax rate for the nine months ended September 30, 2018, as compared to 55.9% in the same period in 2017, as a result of the increase in income before taxes and changes in deductibility of certain expenses under The Act.

In addition, a net windfall on stock based compensation resulted in a 1.1% reduction in the effective rate for the nine months ended September 30, 2018, as compared to a shortfall rate in the same period in 2017 that resulted in a 61.5% increase in the effective rate. Further, state and local taxes reduced the effective tax rate for the nine months ended September 30, 2017 by 18.0%, as compared to 0.8% in the current period. For the nine months ended September 30, 2018 the change in state tax resulted mainly from adjustments to our deferred stat tax balances which resulted from changes in our estimated state tax rate.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At September 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $70.1 million and a $150.0 million revolving credit facility, of which there was $80.0 million of outstanding borrowings. On May 3, 2018, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through June 7, 2019. In the nine months ended September 30, 2018, we used $6.7 million in cash to purchase shares under the plan. At September 30, 2018, the plan has $18.3 million available for future purchases. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$11,411	$21,513
Net cash used in investing activities	(2,836)	(5,326)
Net cash used in financing activities	(32,540)	(29,190)
Effect of exchange rates on cash, cash equivalents and restricted cash	(724)	1,107

Total decrease in cash, cash equivalents and restricted cash	$(24,689)	$(11,896)

Operating Activities

We generated $11.4 million in cash from operations during the nine months ended September 30, 2018. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs and accretion of interest, stock based compensation, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $24.3 million in cash. The non-cash impairment of Swyft related intangible assets added back $3.2 million.

Accrued expenses and accounts payable used $10.8 million, inclusive of large non-recurring payments of deferred compensation of $10.0 million, additional royalty payments resulting from the adoption of ASC 606 of $2.1 million and payment of investor relations advisor fees of $2.2 million. In addition, we paid 2017 accrued variable compensation, offset by additional restructuring accruals. Decreased accounts receivable, net of decreased deferred revenue generated $1.2 million in cash, primarily a result of customer payments received, net of an increase in unbilled receivables due to the adoption of ASC 606. Prepaid expense and other assets used $4.8 million in cash, mainly due to an increase in long term unbilled receivables and capitalized contract costs related to the adoption of ASC 606. Accrued income taxes used $1.7 million during the nine months ended September 30, 2018.

Variations in operating cash flows occur from time-to-time because our enterprise customers make upfront payments on subscription revenue. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

We generated $21.5 million in cash from operations during the nine months ended September 30, 2017. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, loss on debt extinguishment, amortization of deferred financing costs and accretion of interest, stock based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $26.1 million in cash. Increased prepaid expenses and other assets combined with decreased accounts payable, offset by an increase in accrued expenses and other liabilities, used $1.4 million, which is mainly due to the timing of payments. Accrued income taxes used $0.3 million during the nine months ended September 30, 2017. Increased accounts receivable, coupled with decreased deferred revenue used $2.9 million net in cash, which is mainly due to the timing of customer payments.

Investing Activities

During the nine months ended September 30, 2018, we used $2.8 million in investing activities mainly for the purchase of property and equipment. During the nine months ended September 30, 2017, we used $5.3 million in investing activities mainly for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018 was $32.5 million. We received cash from the exercises of stock options of $3.5 million. We paid cash dividends of $14.5 million and paid $13.0 million on our outstanding revolving line of credit. We also purchased $6.7 million in treasury stock and paid $1.8 million in employee taxes on shares withheld in the nine months ended September 30, 2018. Cash used in financing activities for the nine months ended September 30, 2017 was $29.2 million. We received cash from the exercises of stock options of $1.0 million. We paid cash dividends of $14.0 million and paid $9.0 million on our outstanding revolving line of credit. We also purchased $6.4 million in treasury stock and paid $0.8 million in employee taxes on shares withheld in the nine months ended September 30, 2017.

Dividends

On July 25, 2018 our Board of Directors approved a $0.116 per share or $4.9 million, quarterly cash dividend on our outstanding common stock. The record date was October 1, 2018 and the dividend was paid to shareholders of record on October 19, 2018. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On October 25, 2018, the Company’s Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for January 2, 2019 and the dividend is payable to shareholders of record on January 22, 2019.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. Borrowings under the Credit Facility bear a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At September 30, 2018, our rate, inclusive of applicable margins, was 3.8% for LIBOR, and at December 31, 2017, our rate, inclusive of applicable margins, was 3.1% for LIBOR. The Company had outstanding borrowings under the Credit Facility of $80.0 million at September 30, 2018, and $93.0 million at December 31, 2017. The Credit Facility has $0.5 million reserved for one stand-by letter of credit in connection with a facility lease agreement, leaving $69.5 million and $56.5 million available for borrowing at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 1.75:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 3.62:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions. In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Company was in compliance with the covenants under the Credit Facility as of September 30, 2018.

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our Credit Facility (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,321	$1,261	$2,817	$(310)
Provision for income taxes	5,434	2,737	4,243	1,609
Interest expense, net	826	699	2,353	2,056
Depreciation and amortization	3,101	3,098	9,548	9,271

EBITDA	$12,682	$7,795	$18,961	$12,626
Stock based compensation	4,326	5,271	11,761	15,294
Non-cash add backs	—	—	—	—
Restructuring, issuance and cash non-operating costs	265	202	4,682	198
Acquisition expenses	—	—	—	—

Adjusted EBITDA(1)	$17,273	$13,268	$35,404	$28,118

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

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of September 30, 2018.

Non-GAAP Measures

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as net income (loss) before interest expense, net, other (income) expense, net, provision for income taxes, depreciation, amortization of acquired intangible assets and stock based compensation expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

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

In March 2018, we revised our definition of non-GAAP net adjusted EBITDA and non-GAAP earnings per share to exclude the impact of one-time non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses. This change more accurately reflects management’s view of the Company’s business and financial performance. The three months and nine months ended September 30, 2017 have been restated for comparison purposes.

The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,321	$1,261	$2,817	$(310)
Interest expense, net	826	699	2,353	2,056
Other expense (income), net	361	1,444	(174)	4,858
Provision for income taxes	5,434	2,737	4,243	1,609

Income from operations	9,942	6,141	9,239	8,213
Depreciation and amortization	3,101	3,098	9,548	9,271
Stock based compensation(1)	4,326	5,271	13,163	15,294
Acquisition-related compensation(2)	661	1,407	2,934	4,221
Non-recurring expenses(3)	244	210	11,734	210

Net adjusted EBITDA(5)	$18,274	$16,127	$46,618	$37,209

The following table presents a reconciliation from net income (loss) per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP income (loss) per diluted share	$0.08	$0.03	$0.06	$(0.01)
Amortization, net of tax of $0.01, $0.03, $0.03 and $0.12, respectively	0.03	0.01	0.11	0.03
Stock based compensation, net of tax of $0.02, $0.09, $0.06 and $0.31, respectively(1)	0.09	0.04	0.27	0.07
Acquisition-related compensation, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively(2)	0.02	0.04	0.08	0.11
Non-recurring expenses, net of tax of $0.00, $0.00, $0.07 and $0.00, respectively(4)	0.00	0.00	0.22	0.00

Non-GAAP earnings per diluted share(6)	$0.22	$0.12	$0.74	$0.20

(1)

For the nine months ended September 30, 2018, $1.4 million, or $0.03 per share, of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan. This non-recurring amount has been included in restructuring expenses.

(2)

For the three months ended September 30, 2018, the amount includes $0.7 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition. For the three months ended September 30, 2017, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the nine months ended September 30, 2018, the amount includes $2.4 million, or $0.07 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the nine months ended September 30, 2017, the amount includes $2.6 million, or $0.07 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $1.6 million, or $0.04 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)

For the three months ended September 30, 2018, the amount includes $0.2 million of restructuring expenses. For the three months ended September 30, 2017, the amount includes $0.2 million of certain advisor fees related to shareholder activities. For the nine months ended September 30, 2018, the amount includes $2.7 million of certain advisor fees related to shareholder activities, $2.2 million of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $6.8 million of restructuring expenses. For the nine months ended September 30, 2017, the amount includes $0.2 million of certain advisor fees related to shareholder activities.

(4)

For the three months ended September 30, 2018, the amount includes $0.2 million, or $0.00 per share, net of tax, of restructuring expenses. For the three months ended September 30, 2017, the amount includes $0.1 million, or $0.00 per share, net of tax, of certain advisor fees related to shareholder activities. For the nine months ended September 30, 2018, the amount includes $2.1 million, or $0.05 per share, net of tax, of certain advisor fees related to shareholder activities, $1.7 million, or $0.04 per share, net of tax, of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $5.2 million, or $0.13 per share, net of tax, of restructuring expenses. For the nine months ended September 30, 2017, the amount includes $0.1 million, or $0.00 per share, net of tax, of certain advisor fees related to shareholder activities.

(5)

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

(6)

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

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits. Deposits of cash held outside the United States totaled approximately $29.5 million and $24.3 million at September 30, 2018 and December 31, 2017, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of September 30, 2018 and December 31, 2017, none of our customers individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three and nine months ended September 30, 2018 and 2017, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At September 30, 2018 and December 31, 2017, the Company had borrowings under our revolving Credit Facility of $80.0 million and $93.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at September 30, 2018 our rate was 3.8% for LIBOR. A 10% increase in the rate would increase our annual interest expense by $0.2 million.

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

As discussed in Note 1, our wholly-owned Olapic Argentina S.A. subsidiary employs approximately 99 people whose functions mainly include development, sales support and administration. The Argentinian economy was recently determined to be highly inflationary. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. In accordance with this designation, we were required to apply the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45-10), and account for a change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018. While we conduct our operation in Argentina Pesos, effective July 1, 2018, the functional currency was changed to the U.S. dollar. The operation is a service center supporting the company’s products and generates no revenue. Thus, the expenses primarily consist of compensation and related costs, totaling approximately $0.4 million to $0.5 million per month. The change in functional currency to U.S. dollars did not have a material impact on our financial position, operating results or cash flows.

For the three months ended September 30, 2018 and 2017, revenue from customers outside the United States, primarily EMEA and Japan, comprised 54.5% and 53.8%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro and/or Japanese yen, relative to the U.S. dollar, would have increased our revenues by $2.0 million, increased expenses by $1.8 million and increased operating income by $0.2 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, revenue from customers outside the United States, primarily EMEA and Japan, comprised 55.3% and 56.3%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro and/or Japanese yen, relative to the U.S. dollar, would have increased our revenues by $6.0 million, increased expenses by $5.8 million and increased operating income by $0.2 million for the nine months ended September 30, 2018. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At September 30, 2018, we had one 30-day forward contract to sell 2.6 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value. At December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pounds sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices in seven foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2017 and 2016, approximately 56.9% and 58.3%, respectively, of our total revenue was derived from operations outside the U.S. In the three and nine months ended September 30, 2018, 54.5% and 55.3%, respectively, of our total revenue was derived from operations outside of the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2018 to July 31, 2018(1)(2)(3)	77,824	$18.76	69,000	$22,602,054
August 1, 2018 to August 31, 2018(1)(3)	55,877	$16.23	44,600	$21,692,774
September 3, 2018 to September 28, 2018(1)(2)(3)	194,010	$18.81	168,608	$18,321,846

Total	327,711	$18.40	282,208	$18,321,846

(1)

The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan (“2007 Award Plan”), or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.

(2)	The Company withheld 2,263 shares and 14,073 shares of vested restricted stock to satisfy the payment of taxes associated with the awards’ vestings in July and September, respectively.
(3)	The Company purchased shares of common stock in accordance with its share repurchase program announced on May 3, 2018. The Company purchased the shares on the open market at prevailing prices.

Subsequent to September 30, 2018, the Company purchased 315,092 shares of common stock for $6.3 million, at an average price per share of $19.80 through October 26, 2018. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At October 26, 2018, $12.0 million remains for future purchase under the share purchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

10.1	Executive Incentive Bonus Plan *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: November 2, 2018	By:	/S/ SCOTT E. LANDERS
Scott E. Landers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2018	By:	/S/ ANTHONY CALLINI
Anthony Callini
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)