Form 10-K
period 2018-12-31
Monotype Imaging Holdings Inc.
filed 2019-02-25
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price of the common stock as reported on the NASDAQ Global Select Market on June 29, 2018 was approximately $711,280,799 (assumes officers, directors, and all shareholders beneficially owning 10% or more of the outstanding common shares are affiliates).

The number of shares outstanding of the registrant’s common stock as of February 18, 2019 was approximately 41,075,569.

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

Overview

Monotype is a leading global provider of design assets, technology and expertise for creative minds and content creators across the globe. We support people from global enterprise organizations to agencies to individual designers, by providing them solutions that drive brand expression, technology that cultivates meaningful engagement with customers, and expertise that drives better design and improved marketing outcomes.

At the highest level, we organize our business operations into two areas:

Creative Professional—Our Creative Professional business offers solutions that include type intellectual property (“IP”), enterprise software for visual content marketing and custom type design services. We market these solutions through our direct sales channel, e-commerce and partner platforms. We work with a wide range of customers worldwide, including brands, agencies, publishers and individuals.

OEM—Our OEM business provides software technology and type IP solutions to device manufacturers and independent software vendors, or ISVs, that ensure a consistent, compelling user experience across a myriad of digital devices and display applications. These technologies are typically purchased and used by leading makers of a wide range of devices, including laser printers, digital copiers, automotive displays, mobile phones, navigation devices, e-book readers, tablets, digital cameras, digital televisions, set-top boxes, consumer appliances and Internet of Things devices. These solutions also provide a high-quality text experience in numerous software applications and operating systems.

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

Industry Overview and Market Opportunity

Digital transformation continues to advance the way individuals and businesses interact, and has had a sweeping impact on the markets and industries we serve. This transformation has introduced new distribution channels for marketers to reach their audiences, heightened the need for large amounts of personalized content, and amplified the requirement for a brand to stand out among its competitors. As brands distribute their content across a complex ecosystem of devices, screens, and online and offline operating platforms, organizations continue to modernize their technology solutions, seek support from trusted vendors, and increase the level of digital expertise and security across the entire organization.

Today’s creative professionals have a far better understanding of the customer today than a decade ago. This has been fueled by advancements in technologies such as artificial intelligence, or AI, and by greater access to data than ever before. A continued challenge for creative professionals, however, is finding balance between data, technologies and their ability to deliver content that is engaging, on brand and relevant to the intended audience, seamlessly across online and offline platforms. For device manufacturers, the challenge is ensuring both the brand assets and designs deployed everywhere have the look and feel that the author intended.

Content Creators

Content creators who produce digital or printed material seek creative ways to convey meaning and differentiate a brand’s identity. Fonts are an important tool for this differentiation. For example, creative professionals at multinational corporations are increasingly tasked with creating solutions that extend their brand into new markets and onto new devices and operating platforms. The challenge is to ensure that branding efforts are reflected consistently in every communication, regardless of media. In addition, creative professionals need design tools that integrate seamlessly into their workflows, making them more efficient. Web fonts, which travel with the content to a user’s connected device for consistent viewing regardless of the environment, are an example of a solution that addresses the needs of creative professional customers.

Marketers

As marketers leverage new digital media channels to reach their audience, they are forced to alter business and marketing strategies to better serve a mobile-first, multi-screen marketing landscape. Marketers need to have compelling content in order to participate in these channels without being viewed as intrusive or inauthentic. Two positive aspects of the changing landscape have emerged. First, consumers are actively seeking to align with brands that they view as reflecting their values and second, these media platforms (including social and messaging platforms) are offering more direct data on users and their interaction with the content. Marketers now have an opportunity to turn their best customers into advocates of the brand and creators of content. With the right technology platforms, marketers can leverage data generated from these interactions to refine programming.

Consumer Device Manufacturers

Consumer devices require extensive multimedia functionality so that users can view, create and share videos, animations and other rich-media and interactive content across various mobile devices. Consumer device manufacturers must display multimedia content, including text, from these different sources. They must also provide a consistent look and feel across devices, supporting worldwide languages and, in many cases, supporting enhanced personalization. As technologies enable media to move seamlessly from one device to another, it’s critical that the devices access scalable, multilingual type and related display solutions that are optimized for these devices. For example:

•

The automotive industry uses digital displays with complex, worldwide language requirements. As these manufacturers add more screens to automobiles, the demands for maintaining brand integrity increases.

•	Digital TVs incorporate scalable text for menu navigation, content delivery and connectivity.

•	Rich media functionality has moved to mobile platforms, driving the adoption of scalable text on phones, tablets and similar devices.

•

Makers of augmented reality and virtual reality, or AR/VR, devices that serve consumer, enterprise and government applications used text stabilization and display technology to reduce the physical discomfort some experience in these immersive environments.

Printer manufacturers are under cost pressure as consumers and businesses print less and store content digitally. Manufacturers of laser printers, typically those found in office environments, are responding by increasing the functionality of their products with new points of value such as a larger number of embedded fonts, expanded global language coverage and enhanced control panel functionality to create new printing paradigms and service offerings as well as lower costs. However, comprehensive global text solutions and related technologies continue to be an important part of printing platforms today and vital to the value manufacturers provide to their customers.

Independent Software Vendors and Developers

Independent software vendors, or ISVs, require multilingual text solutions for product user interfaces as well as a range of type to add functionality to applications. Mobile device game developers want a distinctive and consistent typeface for their games, especially when the game is designed to run on multiple devices and consoles. In addition, developers want to customize their offerings with fonts specific to their vertical market or geographic regions to ensure that text is displayed correctly on each device even when they have little control over how the content is consumed on the end device.

ISVs and platform developers are increasingly distributing their solutions through software-as-a-service (SaaS), cloud-based models and to multiple devices including PCs, mobile phones, game consoles, tablets and other devices. As a result, developers require font technologies that allow products to maintain a consistent, high-quality user experience regardless of the delivery model and device and its screen resolution.

Our Products

Monotype’s product offerings, primarily delivered through a term-based license or SaaS subscription, allow content creators and marketers to produce beautiful, authentic and impactful brands on any screen, in print or across the web.

Design Assets and Related Technology Solutions

•

The core of our business, the Monotype® Libraries, comprises some of the largest and most trusted inventories of typefaces. The library is made up of more than 13,000 typefaces, including some of the world’s most well-known designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF® Meta® and Droid™ typefaces.

•

Mosaic, our subscription-based enterprise software offering for global enterprises and agencies, is a platform for users to explore, use and license our entire Monotype Library through a central, web-based portal. Through the use of AI and machine learning, Mosaic aids users in identifying the right font for their particular project or need. Users can collaborate with teammates across their organization and with agency partners on projects, sharing fonts for use on any project worldwide.

•

Our e-commerce websites including myfonts.com, fonts.com, linotype.com and fontshop.com offer thousands of high-quality font products, including our own libraries as well as fonts from third parties. In 2018, our sites attracted about 50 million visitors from over 200 countries and territories.

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

•

M-Kit brings our expert text rendering add-on modules, Edge and FontLinker, to open-source font rendering and layout technologies such as FreeType, HarfBuzz and Pango. Designers and engineers are not constrained by the underlying development environments and can deliver crisp, dynamic text and anti-aliasing with our edge-tuning, hinting and grayscale rendering technology in 2D and 3D environments—and enhance responsiveness to viewing conditions—in real time.

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

Printer Imaging Technologies

•

Universal Font Scaling Technology, or UFST® font scaling engine, and our MicroType® font compression technology, are our primary solutions for laser printer manufacturers. These technologies are compatible with virtually all font formats and industry standards, including the PostScript and PCL printing languages.

•	SmartHintTM enables precise pixel adjustments to enable fonts to display with optimal quality in challenging display environments.

•	Printer driver kits enable printer manufacturers to create customized laser printer drivers that allow applications to print as intended.

•

Our core sets of fonts for printer manufacturers consist of the PCL® (Printer Command Language) 6 and PostScript® 3 font collections. These fonts are designed for compatibility with HP and Adobe Systems Incorporated, or Adobe, font specifications.

Marketing Solutions

•

Olapic’s Content Engine amplifies engagement and performance in every channel with curated, high-converting images and videos taken by a particular brand’s actual customers. Olapic helps marketers solve the lack of high quality, high-performing content and the associated cost to create valuable content, commonly referred to as the “content crunch,” by tapping into the brand loyalists to provide high performing visual assets.

•

Olapic’s Content in Motion platform turns existing images into short-form video content, increasing efficiency and extending the value of a brand’s visual asset library. With both custom motion graphic or branded on-demand templates available, Content in Motion provides a video solution that scales across teams and brand needs.

•

Olapic’s Creator Platform is an influencer- and professionally-generated content platform that manages a private network of influencers, ambassadors and creators who source visual assets for a brand. The Creator Platform helps remove the manual work from these processes using a customer relationship management (“CRM”) and logistics engine to centralize influencer relationships, contributed content, and performance reporting.

Custom Design, Brand Consultation, and Technology Expertise

•

Our Studio Team, supported by a global network of talented font designers, provide expert consultation and custom type design services to help customers articulate their distinctive brand value through type. Working directly with clients and through branding agencies, our type design experts have developed the branding fonts used by many of Fortune’s Global 2000 companies.

•

Our engineers provide technology support and professional services to make the most of our display and printing technologies. We help a wide range of companies from start-ups to Fortune’s Global 2000 companies get their products to market quickly with less risk by using proven, high-quality, scalable solutions.

Competitive Strengths

Design Assets. Our design assets serve varying needs within diverse organizations. Our rich, multi-language font IP and embedded font technology are crucial to our OEM customers who manufacture high-volume consumer devices that require superior multilingual legibility in support of multimedia functionality and multinational distribution. That same font IP is used to build a brand’s identity—at a corporate or product level. Our Monotype Libraries, comprised of the Monotype, Linotype, ITC, Ascender, FontFont and Bitstream type collections, are some of the world’s best known inventories of type. Our selection is continuously expanding, adding even more fonts from some of the world’s best type designers, featuring a rich blend of timeless classics and cutting-edge designs, which support approximately 250 Latin and non-Latin languages. Our visual content tools, including our user-generated content (UGC) and short-form video, enable brands to extract highly authentic content in the form of photos and videos from users on social media platforms at scale. This content can be used in marketing programs to better connect with intended audiences and improve marketing outcomes.

Expertise, Experienced Leadership and Employee Base. Our expertise in software engineering and font design gives us a strong foundation to meet the challenges of today’s consumer environments. We are home to some of the world’s top type designers who provide expert consultation and custom design services to help customers articulate their distinctive brand values. We have deep domain expertise and engineering skills in fonts and font software as well as in visual content marketing through our acquisition of Olapic.

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

Global and Multi-Channel Presence. Our customers are located throughout the world and with our enterprise sales associates covering North America, EMEA, and APAC coupled with our websites, including myfonts.com, fonts.com, fontshop.com and linotype.com, we provide a footprint and sales channel designed to fit any customer’s needs. We support all of the world’s major languages and have specifically designed our solutions for displaying rich content in Asian and other non-Latin languages. We enable OEM customers to engineer a common platform supporting multiple languages, reducing costs and time to market, and increasing product flexibility. China, Japan and Korea are increasingly becoming centers of design, manufacturing and consumers of consumer devices, and we have more than 25 years of experience partnering with leading Asian companies such as Kyocera Mita.

Attractive Business Model. We have a significant, predictable base of licensing revenue that is based, in part, on multi-year financial commitments by our customers, mainly due to our established relationships with OEMs, the high volume of web transactions, recurring direct sales business and enterprise software through the sale of Mosaic. Other revenue contracts have renewable term licenses, and in Creative Professional, our Olapic offering is a subscription-based model that provides a recurring stream of revenue. Our business model produces an overall recurring and predictable revenue base of over approximately 85% of our total revenue.

Technological and Intellectual Property Leadership. Our technologies are key to providing unique, flexible and comprehensive solutions for content creation, distribution and consumption, and we continue to invest in extending our technology and market leadership positions. For example, the flexibility of our offerings enables us to provide tailored, comprehensive solutions for specific industries, such as the automotive industry. In addition, our Olapic technology platform for gathering, moderating, distributing and measuring user-generated content and other types of branded content, when utilized with our traditional offerings, provides our customers a unique solution for designing content and using that content for marketing purposes.

Our Strategy

Monotype empowers brand expression and engagement for creatives, designers, marketers and engineers whose three primary needs are to:

•	Produce compelling content that drives brand expression

•	Activate that content everywhere

•	Understand the impact of that content to drive improvement over time

To serve these needs, Monotype provides design assets such as fonts and visual content tools to manage photos, videos and text. We provide technologies that aid in the discovery, management and activation of those visual assets, as well as custom design and brand advisory services. Through our technology offerings and an assortment of licensing models available, Monotype enables brands to activate their design assets throughout the globe across any environment, both in print and in digital formats.

From creating compelling brand experiences to cultivating engaging relationships between brands and their best customers, we strive to be the first place to turn for the design assets, technology and expertise that empower brand engagement and the best user experiences. The following are the key components of our strategy:

Creative Professional

Empower the Creative Process. Our focus is to help designers and other creative professionals succeed as workflows and publishing environments become more complex. Our customers are creating content that is distributed through a broad range of publishing environments, including the web, mobile devices, applications as well as print. We provide a comprehensive selection of typeface designs, custom typefaces, worldwide language support and fonts that are tuned to display in the highest quality, regardless of the output medium. Our licensing options provide flexible coverage to meet our customers’ evolving requirements. A key component of our strategy is offering simplified, flexible subscriptions to large portions of our font library, which is increasingly delivered through an enterprise software product offering, with the goal of making it easier for creative professionals to access and use any font.

Our customers’ creative needs are not limited to fonts. Just as distribution environments have grown in complexity, so too have the forms of content to which consumers respond. Consumers find content that they view as authentic (as opposed to staged) as more attractive. To that end, our strategy includes offering design assets and other types of content that meet this requirement. User-generated photos and videos, which reflect consumers’ interpretation of the brand, and branded assets, which allow consumers to express themselves using a brand’s imagery, are examples of how Monotype is expanding its offering to meet these broader creative requirements.

Cultivate Meaningful Digital Engagement. Our strategy now extends beyond the creation of content to marketers’ use of this content to communicate with their best customers. Monotype enables activation of branded user experiences to attract, acquire and engage our customers’ consumers. The goal is to provide content that resonates with these consumers through an authentic representation of the brand. Through our Olapic offerings, we offer a platform for gathering and moderating user-generated and influencer-generated content. The Content Engine platform allows brands to develop meaningful content, activate the content across myriad of distribution channels, and then measure response rates to determine what designs are most effective, which contributors offer the best content and what programs are most successful.

OEM

Display Imaging

Increase Penetration of our Technologies and Fonts into a Wide Range of Device Categories. Our technologies and fonts play an important role in the mass-market success of device categories such as automotive displays, smart TVs, wearables, mobile devices and e-book readers and tablets. We have an established base of customers in these categories, and we will seek to expand within existing accounts as new models are added, or as new product lines are introduced. We intend to continue to pursue new design wins such as next-generation in-vehicle displays, and help customers meet key requirements including brand integrity, high legibility and worldwide language support. We also seek to expand our value proposition to device manufacturers by providing a more holistic solution that serves both product experience and branding needs. Our offering is an important component of the user experience on consumer devices. Yet the user experience is only one manifestation of a manufacturer’s brand communication. As an example, a mobile smartphone manufacturer utilizes our font IP and embedded technology to optimize the user experience of the device. That same manufacturer uses our font IP and UGC technology to develop a brand’s identity and influence purchase decisions of its target audience in leading channels. Our strategy includes introducing a licensing model that meets not only the device-side needs of device engineers but also the design and marketing needs of creative professionals within these large organizations.

Printer Imaging

Leverage Our Long-Term Relationships. We constantly strive to strengthen our long-term relationships by working closely with OEMs to fulfill evolving requirements, such as providing value-added solutions that differentiate offerings, reduce cost or capitalize on new technology paradigms. For example, we offer printer manufacturers flexible, high-performance printer driver tool kits that support popular operating systems. OEMs are able to integrate and customize robust printing capabilities to gain a competitive edge. Our flexible architecture, support for multiple print languages and extensive use of common code enables printer manufacturers to speed products to market while reducing development time and costs. Using our solution to support multiple page description languages, in combination with our fonts and drivers, provides a more complete offering. In addition, we offer licensing models that make deploying our fonts and technologies broadly within a printer manufacturer’s offering easy for the long term.

Independent Software Vendors and Developers

Expand Support of ISVs to All Deployment Environments. Our ISV strategy is focused on licensing fonts and tools to provide the flexibility ISVs need to create compelling offerings for devices like tablets, smartphones and medical devices. Our core offering to ISVs and developers consists of fonts, custom typefaces and rendering technologies for language coverage, platform compatibility, user experience enhancement and creative expression. Options for accessing and deploying our software and applications have expanded from on-device to secure cloud-based services and combinations of the two. New environments such as AR/VR require our customers to display content in ways not envisioned previously. Our AR/VR solution enables ISVs to create a robust text experience within these applications.

Overall, We Seek to:

Expand and Deepen our Global Presence. We intend to drive revenue growth by leveraging our knowledge of global markets and through global operations. Our strategy focuses on countries and regions where our target Creative Professional and OEM customers and prospects are concentrated. Our approach includes expanding our presence in key countries and developing a direct or indirect presence in countries that we evaluate as having strong potential for growth. Through this organic expansion and possible acquisitions, we intend to increase our ability to service consumer device manufacturers and creative professionals throughout the world.

Selectively Pursue Complementary Acquisitions, Strategic Partnerships and Third-Party Intellectual Property. We intend to continue to selectively pursue acquisitions, strategic partnerships and third-party intellectual property to accelerate our speed to market with complementary solutions, penetrate new geographies and enhance our intellectual property portfolio of fonts and technologies. We believe that the market for our solutions is still fragmented which presents opportunity for building out our global offerings. In markets and industries that are still developing or are undergoing significant change, we will continue to seek out strategic partnerships to help us evaluate the attractiveness of the segment and our ability to support solutions to those customers.

Our Customers

We are committed to serving the design and marketing needs of our customers. Our technologies and services are sold to customers in two principal markets: Creative Professional and OEM. In 2018, 2017 and 2016 our revenue in these two markets was as follows (in thousands):

	2018		2017		2016
Principal Markets	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Creative Professional	$159,119	64%	$130,595	55%	$102,381	50%
OEM	87,618	36%	105,194	45%	101,060	50%

Total	$246,737	100%	$235,789	100%	$203,441	100%

Our customers are among the world’s leading consumer device manufacturers and most well-known brands, including:

•	seven of the top ten laser printer manufacturers based on the volume of units shipped worldwide;

•	enterprise customers including Hilton, Pepsi and Slack;

•	major software companies including Microsoft, Google and Apple;

•	e-book readers/tablets, including Amazon and Kobo;

•	other multinational corporations such as Condé Nast, Lloyds TSB, Panasonic, Pearson, Sony Computer Entertainment of America, Ubisoft, Tencent and Nike;

•	major international media and marketing solutions companies such as Hearst Magazines and MRM McCann;

•	many of the top automotive brands and manufacturers including Audi, Chrysler, Fiat, Ford, Honda, Great Wall Motors, Jaguar Land Rover and Mazda;

•	digital television and set-top box manufacturers including TTE Technology, Toshiba, Sharp and Samsung Electronics; and

•

major consumer-packaged goods, apparel, travel and leisure, beauty, housewares and home furnishings, jewelry and retail companies, such as Calvin Klein, Dubai Tourism, eBay, Fitbit, Four Seasons Hotel, Garmin, Home Depot, Intercontinental Hotel Group, REI, Sepura, Urban Outfitters and West Elm.

In 2018, 2017 and 2016, our top ten licensees by revenue accounted for approximately 24.2%, 27.3% and 30.3% of our total revenue, respectively. For the years ended December 31, 2018, 2017 and 2016, no customer individually accounted for more than 10% of our total revenue. For the quarters ended December 31, 2018, 2017 and 2016, no customer individually accounted for more than 10% of our total revenue.

Our solutions are embedded in a broad range of consumer devices and are compatible with major operating environments. We partner with operating system and software application vendors such as Google, Apple, Microsoft, Oracle and Access. Additionally, we are an active participant in the development of industry standards which pave the way for support of advanced typographic capabilities across multiple devices. We are active in the development of various technology standards, including the ISO/IEC core font technology standardization work through our participation in the ISO MPEG Committee; various projects coordinated by W3C that include Web Fonts Working Group, CSS Working Group and Publishing Working Group; and Interactive Advertising Bureau as an active participant in multiple IAB Working Groups contributing to the development of various standards and industry guidelines. We have also joined the Virtual Reality Industry Forum as a contributing member in developing industry guidelines for text and font technology in AR/VR applications, and we are now a member of the ECMA Technical Committee 53 contributing to the development of JavaScript environment for Internet of Things devices. We serve as a chair of the W3C Web Fonts Working Group demonstrating our commitment to ensuring that web clients and applications effectively support fonts and font technologies, ultimately bringing to web developers and end users the highest level of text quality, performance and flexibility. In the past, we also contributed to a wide variety of standardization activities including the developments of hardware-accelerated vector graphics APIs (The Khronos Group), Java ME platforms for mobile devices (Java Community Project), DVB Multimedia Home Platform, and IDPF EPUB e-book standards and OMA Rich Media Environment.

Marketing and Selling

Our sales representatives directly target prospective clients with design, marketing and engineering requirements, focusing primarily on establishing long-term relationships. In addition, our renewals team maintains ongoing relationships with existing customers and focuses on renewing specific contracts and engagements with those customers. Our e-commerce websites—myfonts.com, fonts.com, fontshop.com and linotype.com—drive sales from professional and casual users.

Our marketing organization works to deliver a consistent message detailing our capabilities and to develop new avenues for presenting our solutions. We promote our solutions through a combination of digital marketing, social media engagement, public relations and media activities, editorial articles, innovative content, blogs, brochures, print advertising, case studies, collateral, speaking engagements, special events, exhibitions, educational programs, and attendance and participation at industry conferences and trade shows. We promote our e-commerce websites through a combination of affiliate programs, search engine optimization and e-mail marketing.

Research and Development

We have a strong commitment to research and development for core technology programs directed at creating new products, product enhancements and new applications for existing products, as well as funding research into future market opportunities. Each of the markets we serve is generally characterized by rapid technological change and product innovation. We believe that continued timely development of new products and product enhancements to serve existing and new markets is necessary to remain competitive. Further, we continue to advance our machine learning capabilities across the business. At Olapic, we leverage machine learning to streamline moderation of UGC for our clients by processing over 100 million images in 2018, training the Olapic platform to sort through images that are unfit for use. In type, we use machine learning to improve search and discovery of font IP for our customers that access our libraries via our e-commerce sites and applications. This aids the users in finding the right IP for their specific needs quickly and more accurately. Our research and development operations are located in Woburn, Massachusetts; Los Altos, California; Boulder, Colorado; Chicago, Illinois; New York, New York; Cordoba, Argentina; Salfords, United Kingdom; Bad Homburg and Berlin, Germany; Noida, India; and Hong Kong, China.

In 2018, 2017 and 2016, we incurred research and development expenses of $33.4 million, or 13.6% of sales, $37.0 million, or 15.8% of sales, and $28.9 million, or 14.2% of sales, respectively. Further information on research and development expenses may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

We rely on a combination of copyright, patent and trademark laws, and on contractual restrictions to establish and protect proprietary rights in our technologies and fonts. Whenever possible, we enter into non-disclosure agreements with our suppliers, partners and others to limit access to and disclosure of our proprietary information.

We apply for U.S. and international patents with respect to our technologies, and seek copyright registration of our software and U.S. and international trademark registration in those instances which we determine are competitively advantageous and cost effective to do so. We have been granted a total of 25 patents and have 7 patents pending with the U.S. Patent and Trademark Office with many also filed in foreign jurisdictions. Some of our most important patents are related to our dynamic sub-setting, font compression and machine learning technologies. We have unregistered trademarks and, where appropriate, registered trademarks on the key fonts in our Monotype Libraries. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights.

Some of our fonts are owned by third parties that we license under exclusive or non-exclusive agreements. We have also collaborated with third parties in the production and development of fonts.

Competition

Our solutions compete with those offered by a variety of companies, including vendors of print and screen imaging technologies, printer drivers and design tools, as well as designers and distributors of fonts. We compete principally on the basis of our technical innovation, engineering and customer support expertise, the breadth of our font offerings and the overall performance of our solutions, including reliability and timely delivery. Competition with our solutions comes from a variety of sources, including companies that license technologies and fonts, such as Adobe, and local providers of solutions that are specific to a particular country’s language requirements, such as Morisawa in Japan. We also compete with open source fonts and technologies, including the FreeType text renderer, a product of an open source collaborative organization that provides its Linux font rendering code for free, and Google, which provides open source fonts. In addition, we compete with several small players in the emergent components of the visual content marketing space in which we participate, such as, but not limited to, Bazaarvoice, Curalate and Pixlee. The competition for our custom font design services generally comes from companies offering their own type libraries and custom type services, including boutique font foundries and independent professionals.

Employees and Consultants

At December 31, 2018, we employed 696 persons. The table below provides our employees by functional area.

	Number of Employees	Percentage
Marketing and selling	292	42%
Research and development	275	39%
General and administration	129	19%

Total	696	100%

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

Corporate and Investor Information

We maintain a website at monotype.com. We make available on our website documents describing our corporate governance and our Code of Business Conduct and Ethics. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. Our SEC reports and other information may also be inspected at the offices of the Financial Industry Regulatory Authority, 1735 K Street, N.W., Washington, D.C. 20006.

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

We face significant competition in the market for the design assets, including type, and technologies that we offer. We believe that our most significant competitive threat comes from companies that provide design assets and marketing technologies to large global organizations, including Adobe and Google. We also compete, with respect to specific offerings such as type, with the internal resources of our customers to whom we license our solutions. Similarly, we also face competition from providers of free fonts and technology and from font foundries (especially those whose products are specific to a particular country’s language), font-related websites, providers of branded digital content, and independent professionals.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do or may have more experience or advantages than we have in the markets in which they compete. These advantages may include, among others:

•	sales and marketing advantages;

•	the recruitment and retention of skilled personnel;

•	the establishment and negotiation of profitable strategic, distribution and customer relationships;

•	the development and acquisition of innovative software technology and the acquisition of software companies;

•	greater ability to experiment with and drive industry-wide adoption of new licensing models;

•	greater ability to pursue larger scale product development and distribution initiatives on a global basis;

•	greater ability to develop partnerships or partner networks for distribution of products and technology;

•	greater financial resources;

•	substantially larger patent portfolios; and

•	operational advantages.

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

As we market and supply our products and services to new industries such as the automotive or medical device industries, we could be subject to product liability claims by such customers or users of our customers’ products. In addition, we may become involved in the recall of a product that is alleged or deemed to be defective due to or in connection with our fonts or font technologies. The successful assertion of a product liability claim or the expenses of a recall and the damage to our reputation could have an adverse effect on our business, results of operations or financial condition. In addition, our Olapic business relies on technology and services to help our customers source user generated content that reflects their brands. While we provide our customers with the tools to seek the rights to use the user generated content, in the event those rights are not properly obtained, we could be involved in claims relating to the misappropriation of a third party’s intellectual property or a violation of a person’s right of privacy. Such claims may subject us to fines, public criticism, lawsuits, and/or reputational harm, all of which could disrupt our business, harm our financial position, and expose us to increased liability and adversely affect the demand for our products and services.

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

To be successful we must design our products and services to allow our customers to engage with consumers across a variety of consumer devices, software applications, operating systems and content creation and distribution platforms. We depend on the cooperation of consumer device manufacturers with respect to the components integrated into their devices, as well as software developers that create the operating systems and applications, to incorporate our solutions into their product offerings. Content creation platforms are evolving rapidly and our solutions must meet the needs of both authors and device manufacturers who seek to have targeted customers consume information on multiple devices and across multiple channels. To the extent our products and services are less relevant, are incompatible, or contain errors or defects, our business would be adversely affected.

Our products and services compete with solutions offered by some of our customers, which have significant competitive advantages.

We face competitive risks in situations where our customers are also current or potential competitors. For example, Adobe is a significant licensee of our fonts, but Adobe is also a competitor with respect to enabling its customers to create consistent and accessible content. To the extent that Adobe or our other customers choose to utilize competing solutions they have developed or in which they have an interest, rather than utilizing our solutions, our business and operating results could be adversely affected. Adobe also offers broader product lines than we do, including software products that provide Adobe with greater opportunities to bundle and cross-sell products to its large user base. To the extent our customers were to offer products or services comparable to ours at a similar or lower price, or to bundle font solutions into their existing products for no additional cost, our revenue could decline and our future business prospects would be harmed.

Our business is dependent in part on assets and rights that we license from third parties and these license rights may be inadequate for our business.

Certain of our solutions are dependent in part on the licensing and incorporation of technologies from third parties. We also license a substantial number of fonts from third-party designers. For example, we have license agreements with Microsoft, Adobe and others under which we license certain fonts, and our e-commerce sites, including myfonts.com, rely upon the license of type from third parties. Our license agreements with these parties are limited by the ownership or licensing rights of our licensors. Our Olapic business also relies on user generated content owned by third parties for which our brand customers can seek usage rights.

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

Maintaining and strengthening the brand of the Monotype Libraries and our other brands is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our products and services. If we fail to promote and maintain these brands successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brands will depend heavily on our ability to continue to develop and provide innovative and high-quality solutions for our customers, as well as to continue to maintain our online presence and relationships with third-party type and technology providers. For example, we will need to ensure our brand asset services are relevant for the evolving digital publishing needs of our Creative Professional customers. If we fail to adapt to changing consumer preferences or if we introduce solutions that our customers or potential customers reject, the strength of our brands could be adversely affected. Further, unauthorized third parties may use our brands in ways that may dilute or undermine their strength.

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

In addition, we rely on multiple software engineers to design our proprietary technologies. Although we take steps to ensure that our engineers do not include open source software in the technologies they design, we may not exercise complete control over the product development efforts of our engineers and we cannot be certain that they have not incorporated open source software into our proprietary technologies. In the event that portions of our proprietary technologies are determined to be subject to certain open source licenses, we might be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our solutions. Also, our ability to market our type and technologies depends in part on the existence of proprietary operating systems. If freely distributed operating systems like Linux or Android become more prevalent, the need for our solutions may diminish and our revenue could be adversely affected. Finally, in the event we develop technologies that operate under or are delivered under an open source license, such technologies may have little or no direct financial benefit to us.

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

A significant portion of our revenue in 2018, 2017 and 2016 was derived from laser printer manufacturers. The laser printer market is a mature market and although we have taken some steps to assure certain of our revenues are less dependent on the volume of printer unit sales, our licensing revenue from OEMs is still dependent on the overall demand for printers. If sales of printers incorporating our solutions level off or decline over time, then our licensing revenue may be adversely affected.

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

The consumer device markets are highly competitive and consumer device manufacturers are continually looking for ways to reduce the costs of components included in their products in order to maintain or broaden consumer acceptance of those products. Because our type and technologies are a component incorporated into consumer devices, when negotiating renewals of customer contracts, we face pressure from our customers to lower our license fees. In addition, our Creative Professional business is increasingly comprised of recurring revenue, including subscription-based licensing models. We have in the past, and may in the future, need to lower our recurring license fees, either immediately or over time, to preserve customer relationships or extend use of our type, services or technologies. To the extent contractual license fees for any particular customer are lower in the future, we cannot be certain that we will be able to achieve related increases in the use of our type, services or technologies or other benefits to fully offset the effects of these reduced revenues.

We derive a substantial majority of our revenue from a limited number of licensees, and if we are unable to maintain these customer relationships or attract additional customers, our revenue will be adversely affected.

We derive a large percentage of our revenue and profitability from the licensing of our type and technologies to Creative Professionals who use our fonts in the content that they create and OEMs, including ISVs. Some of our license agreements are for a limited period of time and, upon expiration of their license agreements, these customers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements. Moreover, the terms of some of these agreements may be more favorable to us than others. If there is consolidation, for example, through acquisition, within any of the markets that we serve, our financial results may be adversely impacted. In addition, for the years ended December 31, 2018, 2017, and 2016, our top ten licensees by revenue accounted for approximately 24.2%, 27.3%, and 30.3% of our total revenue, respectively. Accordingly, if we are unable to maintain these relationships or establish relationships with new customers, our licensing revenue will be adversely affected.

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

We have offices in seven foreign countries and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenue. In 2018, 2017, and 2016, approximately 54.4%, 56.9%, and 58.3%, respectively, of our total revenue was derived from operations outside the U.S. and we expect that international sales will continue to represent a substantial portion of our revenue for the foreseeable future. This future international revenue will depend on the continued use and expansion of our type and technologies, including the licensing of our solutions worldwide.

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

•

changes in diplomatic and trade relationships, including the United Kingdom’s decision to leave the European Union and trade relations between the United States and other significant global trading partners including China, as well as related events;

•	difficulty in staffing and managing foreign operations;

•	political instability, natural disasters, war and/or events of terrorism; and

•	the strength of international economies, including the impact of high inflation rates.

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

Changing laws and regulations could affect our operating results.

•	New accounting rules require us to estimate certain revenues on a quarterly basis for the purposes of our quarterly financial reporting.

Our adoption of the new U.S. revenue recognition accounting rules on January 1, 2018 requires us to estimate revenues on certain transactions with our customers for the purposes of financial reporting. These customers are required to provide us with royalty reports on a quarterly basis disclosing amounts owed for product shipped during the most recent completed quarter. If we do not receive these reports on a timely basis, we are required to estimate the royalty revenue we will receive from each customer that has not provided us such report in a timely manner. We cannot assure you that our estimations will be correct, and if they are not correct, it could result in misstated financial results.

•	Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our business models and expose us to increased liability.

In connection with our products and services and sometimes on behalf of our customers, we and certain third party service providers with which we have business relationships may collect, use, process, store, share, retain and transfer personally identifiable information (“PII”) that is derived from the activities of our end users in various channels, including traditional, mobile and e-commerce websites, mobile and desktop applications, social media, software products, email interactions and text messaging, as well as other users of social media platforms. Transferring PII across borders is complex and in certain jurisdictions, is highly regulated. Worldwide data privacy and security laws (such as the EU General Data Protection Regulation), regulations, policies, official guidance, standards and industry self-regulatory codes governing how companies handle PII have been enacted and more are being considered that may affect or limit our ability to reach current or prospective customers, respond to requests for access to PII, or to fully implement our business models. Governments, privacy advocates, class action attorneys and the media are increasingly scrutinizing how companies collect, use, process, store, share, retain and transfer PII. Agency enforcement actions and court decisions may be binding on companies that collect, use, process, store, retain and transfer PII. As these laws, regulations, policies, guidance, standards and self-regulatory codes, evolve, along with societal norms around data privacy and information governance, they may be inconsistent from jurisdiction to jurisdiction, and complying with these emerging and changing international requirements may cause us to incur substantial costs. Further, noncompliance could result in significant penalties or legal liability, including significant financial penalties and reputational harm, and could cause us to have to change our business models or inhibit us from implementing our business models effectively, or in some cases, at all.

Our compliance with privacy laws, regulations, policies, guidance, standards and self-regulatory codes, and our reputation among our end users and the public, also depend in part on our customers’, partners’ and service providers’ adherence to privacy laws and regulations and their use of the PII collected on our behalf or via our products and services in ways consistent with applicable privacy laws and consumers’ expectations. We rely on contractual representations made to us by these customers, partners and service providers that their use of the PII collected via our products or services or on our behalf do not violate any applicable privacy laws, rules and regulations or their own privacy policies. We do not formally audit such customers to confirm compliance with these representations. If these representations are false or if these parties do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or other regulatory action, including significant fines.

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

We have incurred and will incur significant costs, and have and could experience internal resources constraints, associated with the evaluation of and compliance with evolving corporate governance, reporting and other requirements, including requirements under the Sarbanes-Oxley Act and the Massachusetts data protection laws, as well as rules implemented by the SEC and the NASDAQ Global Select Market. In addition, we may incur costs associated with complying with changing laws and regulations governing the operation of a business and the collection, use and processing of customer data in the regions in which we operate. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect that the rules and regulations applicable to us could cause our legal and financial compliance costs to increase and could make some activities more time-consuming and costly. In addition, in the current public company environment, officers and directors are subject to increased scrutiny and may be subject to increased potential liability. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. This could negatively impact our future success.

A prolonged economic downturn could materially harm our business.

Our ability to generate revenue is affected by the level of business activity of our Creative Professional and OEM customers, which, in most cases, is affected by the level of economic activity occurring in the industries and markets that our customers serve. Negative trends in the general economy, including trends resulting from a recession, new or increased tariffs on certain products manufactured by our customers, the availability of credit, actual or threatened military action by the United States, terrorist attacks on the United States or abroad, could cause a decrease in consumer and/or business spending and could negatively affect the rate of growth of consumer device markets or of adoption of consumer devices. Any economic downturn, including a reduction in consumer confidence or disposable income in general, could also adversely affect the demand for, or impair the ability of our customers to pay for, the products and services that they have purchased from us. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and this uncertainty makes it difficult to determine if past experience is a good guide to the future. If the general economy or markets in which we operate worsen from present levels, the demand for our products and services could decline, and our revenue and profitability could be materially and adversely impacted.

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

Unauthorized parties may seek to, among other things, misappropriate, compromise or alter our intellectual property, our confidential information, or confidential information of third parties including our customers; create system disruptions or product or service vulnerabilities; or cause shutdowns. Unauthorized disclosure, misuse, loss or corruption of our data, damage or misuse of our computer systems, or the inability of our customers to access or use our systems and solutions could disrupt our operations, result in a material loss of business, expose us to substantial legal liability, and significantly harm our reputation. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized access to or dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, governmental inquiry and oversight, damage our brand and reputation or otherwise harm our business. We may be required to expend significant resources to attempt to protect against security threats, enhance our security measures, or investigate and remediate any security vulnerabilities. If such efforts are unsuccessful, we could experience the disruption of our operations, a material loss of business, exposure to substantial legal liability and significant harm to our reputation.

Our quarterly results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, including:

•	demand for consumer devices that include our solutions;

•	general economic conditions;

•	demand for our fonts and custom font design services;

•	demand for our user generated content services;

•	delays in product shipment by our customers;

•	industry consolidation;

•	introduction, enhancement and market acceptance of type and technology offered by us and our competitors;

•	price reductions or business model changes by us or our competitors or changes in how type and related technologies are priced and licensed;

•	the mix of solutions offered by us and our competitors;

•	the mix of international and U.S. revenue generated by licensing our solutions;

•	financial implications of acquisitions, in particular foreign acquisitions involving different accounting standards, foreign currency issues, international tax planning requirements and the like; and

•	timing of billings to customers on royalty reports received by us under our licensing agreements.

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

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. In the past, funds with activist tendencies obtained a significant stake in our Company. Although such activist funds significantly reduced their stake in our Company, other activists, either working alone or collectively in a group, may obtain a significant stake in our Company in the future. Considering and responding to any proposals from activist stockholders, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. In the past, we have incurred significant legal and advisory fees related to activist stockholder matters. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and service providers, make it more difficult to attract and retain qualified personnel, and cause our stock price to experience periods of volatility.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	announcements by activist shareholders regarding our Company or by us in response to such announcements;

•	general market or economic conditions, including factors unrelated to our operating performance or the operating performance of our competitors; and

•	other risks and uncertainties described in these “Risk Factors”.

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

We also maintain fifteen additional leased facilities in San Francisco, Los Altos and Los Angeles, California; Boulder, Colorado; Chicago, Illinois; New York City, New York; Salfords and London, United Kingdom; Bad Homburg and Berlin, Germany; Shanghai and Hong Kong, China; Seoul, South Korea; and Tokyo, Japan. These additional offices occupy approximately 50,000 square feet in the aggregate. We do not consider any specific leased facility to be material to our operations. We believe equally suited facilities are available in several other areas throughout the United States and abroad.

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

Market Information and Related Stockholder Matters

Our common shares, $0.001 par value, trade on the NASDAQ Global Select Market under the trading symbol “TYPE”.

Holders

As of February 19, 2019, there were approximately 379 holders of record of our common stock.

Dividends

The Company pays a quarterly dividend and paid a total of $19.4 million and $18.8 million in dividends during 2018 and 2017, respectively. In 2018, the quarterly dividend was $0.116 per share and in 2017, it was $0.113 per share. We anticipate paying comparable cash dividends on a quarterly basis in the future, subject to approval by our Board of Directors. On February 13, 2019, our Board of Directors declared a $0.116 per share, or approximately $4.8 million, quarterly cash dividend on our outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2018. To date, the Company has not granted any warrants or rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders (1)	639,372	$22.46	2,838,795
Equity compensation plans not approved by security holders (2)	39,367	$12.63	323,919

Total	678,739	$21.89	3,162,714

(1)	Includes our Third Amended and Restated 2007 Stock Option and Incentive Plan, or 2007 Award Plan.

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

(3)	Total shares allocated to the plans less the total number of awards granted through December 31, 2018.

The Company is subject to the listing requirements of the NASDAQ Global Select Market.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, NASDAQ Composite Index and NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data assumes that dividends, if any, were reinvested.

*	Assumes $100 was invested on December 31, 2013 in our common stock and in the applicable indexes.

Unregistered Sales of Equity Securities

None in the year ended December 31, 2018.

Issuer Purchases of Securities

Pursuant to the terms of our 2007 Award Plan and 2010 Inducement Stock Plan, or 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. The following table provides information about purchases by the Company during the quarter ended December 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted- average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018(1)(2)(3)	318,794	$19.70	315,092	$12,067,829
November 1, 2018 to November 30, 2018(1)(2)	135,992	$17.46	131,500	9,686,455
December 3, 2018 to December 31, 2018(1)(2)(3)	134,957	$16.47	117,500	7,678,463

Total	589,743	$18.49	564,092	7,678,463

(1)

The Company purchased 1,439 shares, 4,492 shares and 4,637 shares of unvested restricted stock in accordance with either the 2007 Award Plan, or the 2010 Inducement Plan in October, November and December, respectively. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or 2010 Inducement Plan and related restricted stock agreements.

(2)	The Company purchased shares of common stock in accordance with its share repurchase program announced on May 3, 2018. The Company purchased the shares on the open market at prevailing market prices.
(3)	The Company withheld 2,263 shares and 12,820 shares of vested restricted stock for payment of taxes associated with the vesting in October and December, respectively.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The data presented for the years ended December 31, 2018, 2017 and 2016, and as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements included elsewhere in this report. The data for the twelve months ended December 31, 2016 includes the operating results of Olapic, following our acquisition of Olapic on August 9, 2016. The data presented for the years ended December 31, 2015 and 2014, and as of December 31, 2016, 2015 and 2014, are derived from our consolidated financial statements not included in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Selected Statement of Income Data:
Revenue	$246,737	$235,789	$203,441	$192,419	$184,500
Net income	12,273	11,560	14,886	26,197	32,545
Net income available to common stockholders—basic	11,527	10,615	14,395	25,575	31,940
Net income available to common stockholders—diluted	11,527	10,615	14,394	25,579	31,950
Net income per common share:
Basic	$0.29	$0.27	$0.37	$0.66	$0.83
Diluted	$0.29	$0.27	$0.36	$0.65	$0.81
Cash dividends declared per common share	$0.464	$0.449	$0.440	$0.400	$0.320

	2018	2017	2016	2015	2014
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$60,106	$82,822	$91,434	$87,520	$90,325
Total assets	507,656	526,050	525,020	391,787	374,458
Total debt	75,000	93,000	105,000	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of design assets, technology and expertise that are designed to enable the best user experiences, ensure brand integrity and help companies engage their best customers. We empower expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. Monotype is home to some of the world’s most well-known typeface collections. We provide high-quality creative assets and technology solutions to marketers and content creators that empower our customers to achieve global brand fidelity and drive consistent user experiences across a wide variety of devices and online media. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces. We offer more than 13,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman®, Helvetica®, Frutiger®, ITC Franklin Gothic™, FF Meta and Droid™ typefaces, and support more than 250 Latin and non-Latin languages. Our e-commerce websites, including myfonts.com, fonts.com, linotype.com, and fontshop.com, which attracted more than 50 million visitors in 2018 from over 200 countries and territories, offer thousands of high-quality font products including our own fonts from the Monotype Libraries, as well as fonts from third parties.

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina. The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, consisted of approximately $13.7 million in cash and $110.0 million borrowed from its line of credit. The merger agreement included an additional $9.0 million of consideration that was placed in escrow to be paid to the founders of Olapic contingent upon continued employment with the Company. Accordingly, this amount is recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty-four months, which was paid in August 2018, and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly will be accounted for as compensation expense. The results of operations of Olapic have been included in our consolidated results and revenue is included within the Creative Professional market beginning on August 9, 2016, the date of acquisition. In connection with the acquisition, we recorded $89.6 million of goodwill. The goodwill reflects the value of the synergies we expect to realize and the assembled workforce.

In the fourth quarter of 2018, we recorded an additional $0.9 million for the acceleration of expense associated with the final deferred compensation payment for two of the founders of Olapic in connection with a restructuring action in December 2018. See Note 15 for further details.

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

Effective January 1, 2017, our presentation of geographic revenue was changed to better align with how our business operates. As a result, we report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the year ended 2016 has been restated to conform to this presentation. Geographic revenue is in the table below:

	2018		2017		2016
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands of dollars, except %)
United States	$112,610	45.6%	$101,565	43.1%	$84,895	41.7%
Europe, Middle East and Africa (EMEA)	61,201	24.8	57,147	24.2	44,770	22.0
Japan	48,072	19.5	58,566	24.8	53,620	26.4
Rest of World	24,854	10.1	18,511	7.9	20,156	9.9

Total	$246,737	100.0%	$235,789	100.0%	$203,441	100.0%

For the years ended December 31, 2018, 2017 and 2016, revenue from customers located outside the United States comprised 54.4%, 56.9% and 58.3%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our design assets and technology worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the years ended December 31, 2018, 2017 and 2016, our top ten licensees by revenue accounted for approximately 24.2%, 27.3% and 30.3% of our total revenue, respectively. No one customer accounted for more than 10% of our total revenue in 2018, 2017 or 2016. For the quarters ended December 31, 2018, 2017 and 2016, no customer individually accounted for more than 10% of our total revenue.

Cost of Revenue

Our cost of revenue consists of font license fees that we pay on certain fonts that are owned by third parties, allocated internal engineering expense and overhead costs directly related to custom font design services and cloud-based web services costs related to our SaaS-based offerings. License fees that we pay to third parties are typically based on a percentage of our Creative Professional and OEM revenue and do not involve minimum fees. We have achieved improved margins on our Creative Professional revenue as a result of product mix and lower royalty rates. In addition, Creative Professional revenue includes custom font design service revenue, which sometimes has a substantially higher cost than our other revenue. Our cost of OEM revenue has typically had a lower cost than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Our gross profit margin may vary depending on the mix of revenue between sales of our fonts and sales of third party fonts, and depending on the level of custom font design service revenue.

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

Gross Profit

Our gross profit percentage is influenced by a number of factors including product mix, pricing and volume at any particular time. However, our cost of OEM revenue is typically lower than our cost of Creative Professional revenue because we own a higher percentage of the fonts licensed to our OEM customers, provide value-added technology and have negotiated lower royalty rates on the fonts we license from third parties because of volume. Within our Creative Professional business, the cost of our custom font design service revenue can sometimes be substantially higher than the cost of our other revenue. The relative cost of our Creative Professional revenue has decreased in recent periods, as efforts to sell license rights to more fonts that we own have been successful, and because we have recently experienced success in our effort to sell certain license rights that carry lower royalty rates to Creative Professional customers. Our Creative Professional revenue is growing at a faster rate than our OEM revenue. We expect these trends to continue. Our gross profit is subject to variability from period-to-period, depending on the product mix and the level of custom font design service revenue.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which outlines a comprehensive five-step revenue recognition model based on a principle that replaced virtually all previously existing revenue recognition rules under U.S. GAAP. Revenue under this guidance is recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services, and excludes any sales incentives and taxes collected from customers that are subsequently remitted to governmental authorities.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under legacy GAAP. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our products and services and will provide financial statement readers with enhanced disclosures. See Recently Issued Accounting Pronouncements below in Note 2 regarding the adoption on January 1, 2018 and a description of the methodology applied.

Nature of Licenses and Services & Timing of Revenue Recognition

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from rights to use font licenses, custom font design services and hosted software as a service, or SaaS, offerings. We license fonts directly to end-users through our direct sales organization, e-commerce websites and indirectly through third-party resellers. Web font and digital ad related services refer to our web font services. Our customers include graphic designers, advertising agencies, media organizations and corporations.

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

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation of products, etc.). Revenue related to the estimation of per-unit royalties was $8.6 million for both the three and twelve months ended December 31, 2018.

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

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2018 is $19.4 million. This amount consists principally of amounts billed for undelivered services that are included in deferred revenue totaling approximately $11.9 million, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable), totaling approximately $7.5 million. Of these amounts, approximately $16.0 million is expected to be recognized as revenue within the next 12 months, with substantially all of the remainder expected to be recognized as revenue within the following 24 month period.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2018 was $3.6 million, of which $0.7 million was short-term and has been included in prepaid expenses and other current assets and $2.9 million was long term and has been included in other assets in our consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment. The amount of capitalized costs related to contracts which were terminated on or before December 31, 2018, due to the customer exercising an opt-out clause or the cancellation of an anticipated renewal was not material and was charged to operating expenses in the fourth quarter of 2018.

We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of December 31, 2018.

Revenue Recognition – Prior to Adoption of ASC 606

Prior to 2018, we recognized revenue in accordance with ASC Topic No. 985-605, Software Revenue Recognition. Revenue was recognized when persuasive evidence of an agreement existed, the product had been delivered or services have been provided, the fee was fixed or determinable and collection of the fee was probable. However, determining whether and when some of these criteria have been satisfied often involved assumptions and judgments that had a significant impact on the timing and amount of revenues the Company reported. For example, the Company often received multiple purchase orders or contracts from a single customer or a group of related parties that were evaluated to determine if they were, in effect, parts of a single arrangement. If they were determined to be parts of a single arrangement, revenues were recorded as if a single multiple-element arrangement exists. In addition, arrangements with customers may have included multiple deliverables, or multiple elements in a single purchase order or contract. The fee for such arrangements was allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE, and revenue was recognized accordingly. In the absence of VSOE, all revenue from the arrangement was deferred until the earlier of the point at which (a) such sufficient VSOE existed or (b) all elements of the arrangement were delivered. In certain circumstances, the revenue was recognized ratably, in accordance with the revenue recognition guidance.

Creative Professional Revenue

Revenue from font licenses to our e-commerce customers was recognized upon payment by the customer and when the software embodying the font was shipped or made available. Revenue from font licenses to other customers was recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers was recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria had been met. Custom font design services were generally recognized upon delivery, unless it was part of a bundled services arrangement, in which case, it was recognized over the longest service period, or accounted for on a percentage-of-completion basis, where appropriate. Web font and digital ad service revenue was mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a software as a service, or SaaS, based subscription model. Company hosted subscription-based arrangements and our SaaS products were accounted for as subscription revenue, recognized ratably over the subscription period. The Company’s SaaS arrangements provide customers the right to access its hosted software applications and our customers do not have the right to take possession of the Company’s software during the hosting arrangement.

Web server and commercial rights to online fonts is considered recurring revenue and was recognized upon payment by the customer and proof of font delivery, and when all other revenue recognition criteria had been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, was used where services are deemed essential to the software.

OEM Revenue

Under our licensing arrangements, we either receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers or a fixed fee as specified under license arrangements with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognized revenue from per-unit royalties in the period during which we received a royalty report from a customer, typically one quarter after royalty-bearing units were shipped. Revenue from fixed fee licenses was generally recognized when it was billed to the customer, so long as the product had been delivered, the license fee was fixed and non-refundable, was not bundled with any time-based elements and collection was probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, was used where appropriate.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable, or contract asset, when revenue is recognized prior to invoicing when we have an enforceable right to payment. When invoicing occurs prior to revenue recognition, we have unearned revenue, or contract liabilities, presented on our consolidated balance sheet as “deferred revenue” within deferred revenue and other long-term liabilities, as appropriate at December 31, 2018 and 2017. When invoicing occurs after revenue recognition, we have earned revenue, or contract assets, presented on our consolidated balance sheet as “unbilled receivables” within accounts receivable and other assets, as appropriate at December 31, 2018 and 2017.

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $16.1 million. Revenue recognized during the year ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods, is mainly due to changes in the estimate of royalty revenues. During the year ended December 31, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the year ended December 31, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

Goodwill, Indefinite-Lived Intangible Assets and Long-lived Assets

We record tangible and intangible assets acquired and liabilities assumed when acquiring businesses. Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We allocate the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination to goodwill. The value initially assigned to the acquired assets and assumed liabilities, particularly intangible assets and goodwill, are subject to underlying assumptions that require significant management judgment. If different assumptions were used, it could materially impact the purchase price allocation and our financial position and results of operations.

Our chief operating decision maker, or CODM, our president and chief executive officer, assesses performance and makes resource allocation decisions based on our financial performance. The CODM evaluates financial performance measured by revenue on a consolidated and market basis, and by consolidated net adjusted EBITDA. Annual budgeting, hiring and resource allocation are evaluated based on consolidated and market revenue, and consolidated net adjusted EBITDA. As a result primarily of the aforementioned factors, we operate within a single operating segment with one reporting unit.

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We perform our annual goodwill and indefinite-lived intangible impairment tests as of December 31. In accordance with Accounting Standards Update, ASU, No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we have opted to perform a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets. For both years presented, 2018 and 2017, we assessed qualitative factors of goodwill, as described below, to determine whether it was more likely than not that the fair value of our reporting unit was impaired and determined that the fair value was more likely than not higher than its carrying value. For both years presented, 2018 and 2017, we assessed qualitative factors of our indefinite-lived intangible assets. In both years presented, we determined that the fair value was more likely than not higher that the carrying value.

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

Stock Based Compensation

We account for stock based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation or ASC 718, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. We grant restricted stock awards, restricted stock units and, in 2016, nonqualified stock options. See Note 2 for details regarding fair value. Stock based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest.

We grant both service-based and performance-based awards. The vesting for performance-based grants is based on the achievement of specific performance targets, such as annual revenues and/or net adjusted EBITDA, over periods ranging from one to three consecutive years; Achievement of multi-year performance targets may be accelerated or cumulative, and some of the awards contain catch-up provisions. Awards may also include time-based vesting following achievement of the relevant performance targets. For performance-based awards, stock based compensation expense is recognized over the expected performance achievement period of individual performance milestones, when the achievement of each individual performance milestone becomes probable. We evaluate the assumptions used to value our awards on a quarterly basis, and if factors change and we employ different assumptions, stock based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

As of December 31, 2016, it was determined that achievement of two separate annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income. As of December 31, 2017, two different annual revenue targets associated with performance-based restricted stock units had been achieved; accordingly, $0.9 million of compensation expense was recorded in the consolidated statement of income for the year then ended. As of December 31, 2018, it was determined that achievement of one annual profit target associated with performance-based restricted stock units was probable; accordingly, $1.3 million of compensation expense was recorded in the consolidated statement of income. See Note 13 for further details regarding stock based compensation.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. The tax effect of these temporary differences is shown on our December 31, 2018 consolidated balance sheet (see Note 11 to our consolidated financial statements) and denotes these differences as a net deferred tax liability of $34.3 million. This consists of total deferred tax liabilities of $47.2 million and net deferred tax assets of $12.9 million after providing a valuation allowance of $8.8 million.

New Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law. This legislation included significant changes in U.S. tax law, including a reduction in the corporate tax rates and the creation of a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The legislation reduced the U.S. corporate tax rate to 21% from 35% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Accordingly, in 2017, the Company recorded a tax benefit of $16.8 million and a corresponding reduction in the deferred tax liability. In addition and in that same period, as a result of changes made by The Act related to taxation of foreign source income and the utilization of foreign tax credits, the Company recorded a valuation allowance on foreign tax credit carryforwards of $5.6 million. The new legislation also required the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. The Company recorded $0.2 million for the tax on unremitted earnings, net of foreign tax credits. This amount was further offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings is zero.

The Company’s 2018 tax provision reflects the provisions of The Act including the lower 21% U.S. tax rate, along with changes to the deductibility of executive compensation and the changes related to U.S. taxation of foreign source income, and current taxation of foreign subsidiary earnings under the Global Intangible Low-Taxed Income (GILTI) provisions.

Results of Operations

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	2018	2017	Increase (Decrease)
License revenue	$200,314	$195,414	$4,900
Service revenue	46,423	40,375	6,048
Cost of revenue—license	31,140	27,907	3,233
Cost of revenue—service	10,405	10,854	(449)

License revenue increased mainly due to growth in sales to our enterprise customers, partially offset by a decrease due to certain one-time printer revenue recognized in the year ended December 31, 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period.

Service revenue has increased primarily due to the growth of our SaaS-based product offerings, including our Mosaic and Olapic solutions.

Gross profit from license revenue, before amortization of acquired technology, decreased to 84.5% from 85.7%, primarily due to additional non-recurring royalty expense in 2018 for which there was no corresponding revenue in 2017, in accordance with ASC 606. Gross profit from service revenue, before amortization of acquired technology, increased to 77.6% from 73.1%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

While revenue from services has grown to a level of significance requiring separate disclosure, we continue to market our business within two principal markets, Creative Professional and OEM, which is the basis for the following discussion of operating results.

The following table sets forth items in the consolidated statement of income as a percentage of sales for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Revenue:
Creative Professional	64.5%	55.4%	50.3%
OEM	35.5	44.6	49.7

Total revenue	100.0	100.0	100.0
Cost of revenue	16.8	16.4	16.2
Cost of revenue—amortization of acquired technology	1.4	1.5	2.3

Total cost of revenue	18.2	17.9	18.5

Gross profit	81.8	82.1	81.5
Marketing and selling	32.4	37.9	31.7
Research and development	13.6	15.8	14.2
General and administrative	20.5	19.5	20.9
Restructuring	3.9	1.4	—
Amortization of other intangible assets	1.5	1.7	1.7

Total operating expenses	71.9	76.3	68.5

Income from operations	9.9	5.8	13.0
Interest expense, net	1.3	1.2	0.6
(Gain) loss on foreign exchange	—	2.0	0.2
(Gain) loss on derivatives	(0.1)	0.1	(0.2)
Other (income) expense	—	(0.1)	—

Total other expenses	1.2	3.2	0.6
Income before provision for income taxes	8.7	2.6	12.4
Provision for (benefit from) income taxes	3.7	(2.3)	5.1

Net income	5.0%	4.9%	7.3%

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017

Sales by Market. We view our operations and manage our business as one segment; the development, marketing and licensing of design assets and technologies. Factors used to identify our single segment include the financial information available for evaluation by our chief operating decision maker, our president and chief executive officer, in determining how to allocate resources and assess performance. While our technologies and services are sold to customers in two principal markets—Creative Professional and consumer device manufacturers and independent software vendors, together OEM, expenses and assets are not formally allocated to these markets, and operating results are assessed on an aggregate basis to make decisions about the allocation of resources. The following table presents revenue for these two principal markets (in thousands):

	2018	2017	Increase (Decrease)
Creative Professional	$159,119	$130,595	$28,524
OEM	87,618	105,194	(17,576)

Total revenue	$246,737	$235,789	$10,948

Revenue was $246.7 million and $235.8 million for the years ended December 31, 2018 and 2017, respectively, an increase of $10.9 million, or 4.6%.

Creative Professional revenue increased $28.5 million, or 21.8%, to $159.1 million for the year ended December 31, 2018, as compared to $130.6 million for the year ended December 31, 2017, mainly due to growth in sales of revenue from our enterprise customers, including the launch of our Mosaic solution and higher service revenue as SaaS offerings continue to become a larger part of our offering portfolio.

OEM revenue decreased $17.6 million, or 16.7%, to $87.6 million for the year ended December 31, 2018, as compared to $105.2 million in the same period in 2017. Revenue from our printer imaging OEM customers decreased period over period partially due to $9.2 million of one-time payments recognized in the year ended December 31, 2017 from the conversion of customers to fixed fee contracts from royalty bearing contracts. There was no corresponding item in the current period.

Cost of Revenue

Cost of revenue, excluding amortization of acquired technology, was $41.5 million for the year ended December 31, 2018, as compared to $38.8 million for the year ended December 31, 2017, an increase of $2.7 million, or 7.2% mainly due to $2.2 million of additional non-recurring royalty expense for which there was no corresponding revenue item in the period in accordance with ASC 606. In the year ended December 31, 2018, cost of revenue, excluding amortization of acquired technology, included a larger proportion of our Creative Professional revenue, as compared to the same period in 2017.

The portion of cost of revenue consisting of amortization of acquired technology was $3.4 million and $3.5 million in the years ended December 31, 2018 and 2017, respectively, a decrease of $0.1 million, or 2.5%.

Gross Profit

Gross profit was 81.8% and 82.1% of revenue in the years ended December 31, 2018 and 2017, respectively, a decrease of 0.3 percentage points, partially due to the additional non-recurring royalty expense as described above, and partially due to the continued shift in product mix between Creative Professional and the traditionally higher margin OEM business.

Operating Expenses

Marketing and Selling. Marketing and selling expense decreased $9.4 million, or 10.6%, to $80.0 million for the year ended December 31, 2018, as compared to $89.4 million for the year ended December 31, 2017. Personnel and personnel related expenses decreased $8.5 million, period over period, due to lower headcount mainly from our restructuring actions in the second quarter of 2018. Targeted marketing spending and consulting expense together decreased $2.0 million in the year ended December 31, 2018, as compared to the same period in 2017, resulting from strategic portfolio decisions. Software expenses increased $1.5 million, period over period, due to investments in information systems supporting the Creative Professional business. Facilities expense decreased $0.3 million, period over period, due to the consolidation of certain regional offices in both 2017 and 2018.

Research and Development. Research and development expense was $33.4 million for the year ended December 31, 2018, as compared to $37.0 million for the year ended December 31, 2017, a decrease of $3.6 million, or 9.8%. Personnel and personnel related expenses decreased $2.0 million for the year ended December 31, 2018, as compared to the same period in 2017, mainly due to lower headcount primarily from restructuring actions in the second quarter of 2018 and in the fourth quarter of 2017. Facilities expense decreased $0.6 million period over period, due to the consolidation of certain regional offices in 2017. Consulting expense decreased $0.7 million, period over period due to the timing of certain development projects.

General and Administrative. General and administrative expense was $50.6 million for the year ended December 31, 2018, as compared to $46.1 million for the year ended December 31, 2017, an increase of $4.5 million, or 9.8%. Outside consulting expenses increased $2.6 million in the year ended December 31, 2018, as compared to the same period in 2017, primarily due to additional expenses incurred related to shareholder activities. Personnel and personnel related expenses increased $1.9 million, period over period, mainly the result of variable compensation.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $3.7 million and $4.1 million in 2018 and 2017, respectively, a decrease of $0.4 million, or 9.3%.

Restructuring. Restructuring expense was $9.6 million for the year ended December 31, 2018 as compared to $3.2 million for the year ended December 31, 2017, an increase of $6.4 million, mainly due to the discontinuation of the Swyft business. In the year ended 2018, we recorded $6.6 million in restructuring charges associated with the discontinuation of the Swyft business, which was announced in June 2018. See Note 15 for further details.

Interest Expense, Net

Interest expense, net of interest income, was $3.1 million and $2.7 million in 2018 and 2017, respectively, an increase of $0.4 million, due to an increase in the LIBOR rate partially offset by decreases in the outstanding debt balance throughout 2018 and 2017. Our revolving line of credit bears interest based upon the LIBOR rate.

(Gain) loss on Foreign Exchange

(Gain) loss on foreign exchange was a gain of $0.1 million in 2018, as compared to a loss of $4.8 million in 2017, an increase of $4.9 million. The gain in 2018 and the loss in 2017 was the result of currency fluctuations on our foreign denominated receivables and payables. In 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

(Gain) loss on Derivatives

(Gain) loss on derivatives was a gain of $0.2 million and a loss of $0.3 million in 2018 and 2017, respectively, an increase of $0.5 million, the net result of changes in the market value of our currency derivative contracts.

Provision for Income Taxes

For the year ended December 31, 2018 and 2017, our effective tax rate was 43.3% and a benefit of 87.4%, respectively. Our effective tax rate for 2018 is significantly higher than our 2017 effective tax rate primarily due to:

•	The enactment of The Act in December 2017, the statutory tax rate in the year ended December 31, 2018 is 21.0%, as compared to the U.S. statutory tax rate of 35.0% in the same period in 2017.

•	Our 2017 tax rate included a benefit of 272.3% related to the change in the U.S. tax rate from 35% to 21% related to an overall reduction in the Company’s federal deferred tax liability.

•

Foreign tax credit valuation allowance added 11.6% to the effective rate in 2018, as compared to 90.5% in the same period in 2017, due to the additional valuation allowances required in 2017 as a result of The Act.

•

Non-deductible expenses for acquisition related and executive compensation expenses together added 8.5% to the effective tax rate in 2018, as compared to 41.5% in the same period in 2017, as a result of the increase in income before taxes and changes in deductibility of certain expenses under The Act.

In addition, stock based compensation shortfall resulted in a 2.4% increase in the effective rate for 2018, as compared to a 16.4% increase in the same period in 2017.

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

Results of Operations

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	2017	2016	Increase
License revenue	$195,414	$177,326	$18,088
Service revenue	40,375	26,115	14,260
Cost of revenue—license	27,907	26,605	1,302
Cost of revenue—service	10,854	6,299	4,555

License revenue increased partially due to $9.2 million of certain one-time printer revenue recognized in the year ended December 31, 2017, as a result of conversion of customers to fixed fee contracts from royalty bearing contracts, as compared to $2.2 million of one time printer revenue in 2016 related to contract conversions, and partially due to growth in sales to our enterprise customers.

Service revenue has increased primarily due to the acquisition of Olapic.

Gross profit from license revenue, before amortization of acquired technology, increased to 85.7% from 85.0%, primarily due the increased revenue from the conversion of customers to fixed fee contracts from royalty bearing contracts in 2017. Gross profit from service revenue, before amortization of acquired technology, decreased to 73.1% from 75.9% mainly due to a full year of costs associated with Olapic, which we acquired on August 9, 2016, and other changes in product mix. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

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

Operating Expenses

Marketing and Selling. Marketing and selling expense increased $24.9 million, or 38.5%, to $89.4 million for the year ended December 31, 2017, as compared to $64.6 million for the year ended December 31, 2016, primarily due to a full year of Olapic and investments in the Olapic business. Personnel and personnel related expenses increased $21.1 million period over period, mainly from our acquisition of Olapic and targeted hiring in our direct sales organization, increased variable compensation due to the increased revenue and severance expense associated with our restructuring action taken in the fall of 2017, primarily to refine our go-to-market approach for Olapic. Increased software and rent expense, primarily due to increased headcount, contributed $3.3 million to the overall increase in marketing and selling expense, for the year ended December 31, 2017, as compared to the same period in 2016.

Research and Development. Research and development expense increased $8.1 million, or 28.1%, to $37.0 million for the year ended December 31, 2017, as compared to $28.9 million for the year ended December 31, 2016. Personnel and personnel related expenses increased $7.2 million for the year ended December 31, 2017, as compared to the same period in 2016, mainly due to increased headcount in connection with our acquisition of Olapic and targeted hiring, net of a reduction for capitalized personnel costs for development projects and an increase in personnel costs classified as cost of sales for custom font development in 2017, as compared to the same period in 2016. Higher facilities related expenses contributed $0.9 million to the increase in research and development, period over period, a result of increased headcount and the addition of Olapic.

General and Administrative. General and administrative expense was $46.1 million for the year ended December 31, 2017, as compared to $42.6 million for the year ended December 31, 2016, an increase of $3.5 million, or 8.1%. Personnel and personnel related expenses increased $1.2 million in the year ended December 31, 2017, as compared to the same period in 2016, primarily as a result of key hiring and the addition of Olapic. Software and depreciation expense together increased $2.3 million, period over period, mainly due to the addition of Olapic.

Restructuring. Restructuring expense was $3.2 million in the year ended December 31, 2017. There was no restructuring expense in the same period in 2016. Severance and termination benefits totaled $3.0 million, and facilities and associated costs, were $0.2 million due to the action taken in the fourth quarter of 2017 regarding our Olapic business. See Note 15 for further details.

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

Loss on Foreign Exchange

Loss on foreign exchange increased $4.2 million to $4.8 million in 2017, as compared to $0.4 million in 2016. The loss in both periods was the result of currency fluctuations on our foreign denominated receivables and payables. In 2017, the loss was mainly attributed to the strengthening of the Euro, as compared to the U.S. dollar, on U.S. dollar denominated receivables held by our foreign subsidiaries.

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

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $60.1 million and a $150.0 million revolving credit facility, of which $75.0 million was outstanding. On May 3, 2018, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through June 7, 2019. For the year ended December 31, 2018, we used $17.3 million in cash to purchase shares under the plan. At December 31, 2018, the plan has $7.7 million available for future purchases. For the years ended December 31, 2017 and 2016, we used $7.0 million and $5.6 million in cash to purchase shares in connection with our share repurchase program approved in August 2016, respectively. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$22,800	$32,877	$49,427
Net cash used in investing activities	(3,766)	(7,045)	(120,803)
Net cash (used in) provided by financing activities	(53,228)	(35,708)	85,244
Effect of exchange rates on cash and cash equivalents	(509)	1,259	(1,266)

Total (decrease) increase in cash and cash equivalents	$(34,703)	$(8,617)	$12,602

Operating Activities

We generated $22.8 million in cash from operations during the year ended December 31, 2018. Net income, after adjusting for depreciation and amortization, loss on retirement of fixed assets, amortization of deferred financing costs and accretion of interest, stock based compensation, provision for doubtful accounts, deferred income taxes and unrealized currency gain on foreign denominated intercompany transactions generated $48.0 million. The non-cash impairment of Swyft related intangible assets added back $3.2 million.

Increased accounts receivable combined with decreased deferred revenue used $17.4 million in cash, which is mainly due to timing of certain large deals, in addition to an increase in unbilled receivables due to adoption of ASC 606. Prepaid expenses and other assets used $6.3 million in cash, mainly due to an increase in long term unbilled receivables and capitalized contract costs related to the adoption of ASC 606. Increased income tax receivable combined with decreased accrued income taxes used $4.5 million during 2018. Accrued expenses and accounts payable used $0.1 million in cash mainly due to the timing of payments.

Variations in operating cash flows occur from time-to-time, based on the timing of contractual payments from our enterprise customers which can range from either upfront payments to recurring payments over a multiple year term. These payments vary under our license agreements and can cause large fluctuations in accounts receivable and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.

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

In 2016, we generated $49.4 million in cash from our operations. Net income after adjusting for depreciation and amortization, amortization of deferred financing costs and accreted interest, stock based compensation, excess tax benefit on stock options, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany generated $46.1 million in cash. Increases in accounts payable, accrued expenses and other liabilities generated $12.0 million in cash mainly due to increased headcount in addition to the timing of payments. Accrued income taxes used $1.9 million during 2016. Increased accounts receivable and prepaid expenses, net of increased deferred revenue used $6.8 million in cash, which is mainly due to timing.

Investing Activities

During 2018, we used $3.8 million in investing activities for the purchase of property and equipment. During 2017, we used $7.0 million in investing activities for the purchase of property and equipment. During 2016, we used $120.8 million in investing activities for the purchase of $2.5 million of property and equipment and $118.3 million for acquisitions.

Financing Activities

Cash used in financing activities in 2018 was $53.2 million. We received cash from the exercises of stock options of $3.6 million. We paid cash dividends of $19.4 million, and paid

$18.0 million on our outstanding revolving line of credit. We also purchased $17.3 million in treasury stock and paid $2.1 million in employee taxes on shares withheld in the year ended December 31, 2018.

Cash used in financing activities in 2017 was $35.7 million. We received cash from the exercises of stock options of $2.0 million. We paid cash dividends of $18.7 million, and paid $12.0 million on our outstanding revolving line of credit. We also purchased $7.0 million in treasury stock in the year ended December 31, 2017.

Cash provided by financing activities in 2016 was $85.2 million. Cash borrowed from our revolving Credit Facility for the acquisition of Olapic generated $110.0 million, of which $5.0 million was paid back. We received cash from exercises of stock options of $2.8 million and excess tax benefit on stock options provided $0.6 million. We paid shareholder dividends of $17.5 million and used $5.6 million to purchase treasury stock in 2016.

Dividends

Dividends are declared at the discretion of the Company’s Board of Directors and dependent on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. We anticipate this to be a recurring quarterly dividend with future payments and record dates subject to board approval. On October 25, 2018, the Board of Directors approved a $0.116 per share, quarterly cash dividend on our outstanding common stock. The record date was January 2, 2019 and the dividend was paid to shareholders on January 22, 2019. On February 13, 2019, our Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2019 and the dividend is payable to shareholders of record on April 18, 2019.

Credit Facility

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The Company had $75.0 million and $93.0 million outstanding under the Credit Facility at December 31, 2018 and 2017, respectively. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million and $56.5 million available for borrowings at December 31, 2018 and 2017, respectively.

Borrowings under the Credit Facility bear interest through September 15, 2020 at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2018 our rate, inclusive of applicable margins, was 4.3% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and stock based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis. As of December 31, 2018, the maximum leverage ratio permitted was 3.00:1.00 and our leverage ratio was 1.32:1.00 and the minimum fixed charge coverage ratio was 1.25:1.00 and our fixed charge ratio was 4.30:1.00. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating performance measure, to EBITDA and from EBITDA to Adjusted EBITDA as defined in our credit facilities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$12,273	$11,560	$14,886
Provision for (benefit from) for income taxes	9,369	(5,391)	10,313
Interest expense, net	3,121	2,722	1,227
Depreciation and amortization	12,743	12,397	12,279

EBITDA	$37,506	$21,288	$38,705
Stock based compensation	17,788	20,120	17,271
Non-cash add backs	—	—	—
Restructuring, issuance and cash non-operating costs	1,500	1,500	1,500
Acquisition expenses	—	—	1,125

Adjusted EBITDA (1)	$56,794	$42,908	$58,601

(1)	Adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense, interest expense, net, the provision (benefit) for income taxes and stock based compensation and therefore does not represent a GAAP measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from Adjusted EBITDA is a material limitation. We have a significant amount of debt and we have had a significant amount of debt in the past and interest expense is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. We generally incur significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of our costs and therefore its exclusion from Adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements. Non-cash expenses, restructuring, issuance and cash non-operating expenses have a meaningful impact on our financial statements. Therefore, their exclusion from Adjusted EBITDA is a material limitation. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. As Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with the covenants under our Credit Facility as of December 31, 2018 and 2017.

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

In March 2018, we revised our definition of non-GAAP net adjusted EBITDA and non-GAAP earnings per share to exclude the impact of one-time non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses. This change more accurately reflects management’s view of the Company’s business and financial performance. The years ended December 31, 2017 and 2016 have been reclassified for comparison purposes.

The following table presents a reconciliation from net income, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$12,273	$11,560	$14,886
Interest expense, net	3,121	2,722	1,227
Other expense (income), net	(274)	4,813	(35)
Provision for (benefit from) income taxes	9,369	(5,391)	10,313

Income from operations	24,489	13,704	26,391
Depreciation and amortization	12,743	12,397	12,279
Stock based compensation (1)	18,336	20,120	17,271
Acquisition-related compensation (2)	3,323	5,739	3,869
Non-recurring expenses (3)	14,489	3,885	—

Net adjusted EBITDA (6)	$73,380	$55,845	$59,810

The following table presents a reconciliation from earnings per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Year Ended December 31,
	2018	2017	2016
GAAP net income per diluted share	$0.29	$0.27	$0.36
Amortization, net of tax of $0.04, $0.07 and $0.08, respectively	0.13	0.12	0.12
Stock based compensation, net of tax of $0.07, $0.15 and $0.18, respectively (4)	0.39	0.36	0.27
Acquisition-related compensation, net of tax of $0.00, $0.00 and $0.00, respectively (2)	0.08	0.14	0.10
Non-recurring expenses, net of tax of $0.08, $0.04 and $0.00, respectively (5)	0.28	0.06	—

Non-GAAP earnings per diluted share (7)	$1.17	$0.95	$0.85

(1)

For the year ended December 31, 2018, $1.4 million of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan and $0.9 million of the stock based compensation expense was from the acceleration of certain Olapic founder grants. These non-recurring amounts have been included in restructuring expenses.

(2)

The 2018 amount includes $2.8 million, or $0.07 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. The 2017 amount includes $2.2 million, or $0.05 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $3.5 million, or $0.09 per share, of expense associated with deferred compensation from the Olapic acquisition. The 2016 amount includes $2.5 million, or $0.06 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement and $1.4 million, or $0.04 per share, of expense associated with deferred compensation from the Olapic acquisition.

(3)

The 2018 amount includes $2.7 million of certain advisor fees related to shareholder activities, $2.2 million of royalty expense, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $9.6 million of restructuring expense. The 2017 the amount includes $0.7 million of certain advisor fees related to shareholder activities and $3.2 million of restructuring expenses.

(4)

For the year ended December 31, 2018, $1.2 million, or $0.03 per share, net of tax, of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan and $0.8 million, or $0.02 per share, net of tax, of the stock based compensation expense was from the acceleration of certain Olapic founder grants. These non-recurring amounts have been included in restructuring expenses.

(5)

The 2018 amount includes $2.2 million, or $0.05 per share, net of tax, of certain advisor fees related to shareholder activities, $1.7 million, or $0.04 per share, net of tax, of royalty expense, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $7.5 million, or $0.19 per share, net of tax, of restructuring expense. The 2017 the amount includes $0.5 million, or $0.01 per share, net of tax, of certain advisor fees related to shareholder activities and $2.0 million, or $0.05 per share, net of tax, of restructuring expenses.

(6)

Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and stock based compensation and therefore does not represent a GAAP measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses, have a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. As a result, net adjusted EBITDA should be evaluated in conjunction with net income (loss) for complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP performance measure to net adjusted EBITDA. As net adjusted EBITDA is not defined by GAAP, our definition of net adjusted EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that net adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

(7)

Non-GAAP earnings per diluted share is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as earnings per share and earnings per diluted share. Non-GAAP earnings per diluted share as an operating performance measure has material limitations since it excludes the statement of income impact of amortization expense and stock based compensation, and therefore, does not represent a GAAP measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Acquisition-related compensation and its associated income or (expense) has a meaningful impact on our financial statements therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. Non-recurring expenses, such as certain advisor fees, royalty expenses and restructuring expenses, have a meaningful impact on our financial statements and therefore its exclusion from non-GAAP earnings per diluted share is a material limitation. As a result, non-GAAP earnings per diluted share should be evaluated in conjunction with earnings per diluted share for complete analysis of our profitability, as earnings per diluted share includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to non-GAAP earnings per diluted share. As non-GAAP earnings per diluted share is not defined by GAAP, our definition of non-GAAP earnings per diluted share may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that non-GAAP earnings per diluted share has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Other Liquidity Matters

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2018 and the effect of such obligations on liquidity and cash flow in future years (in thousands):

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases(1)	$16,577	$4,728	$5,937	$3,908	$2,004

(1)	See Note 16 to the audited consolidated financial statements regarding contractual obligations included in this Annual Report on Form 10-K under Item 8.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $7.6 million as of December 31, 2018 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

In addition to the above, we have a pension obligation under the German defined benefit pension plan. The total projected benefit obligation is $5.9 million and details regarding this plan are located in Note 10 to our consolidated financial statement included in this Annual Report on Form 10-K under Item 8.

Legal proceedings and disputes

Details on recent legal matters can be found in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K under Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any material relationships with unconsolidated entities, often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, and derivative financial instruments discussed in “Quantitative and Qualitative Disclosures about Market Risk,” we do not engage in off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate bonds and municipal securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $21.1 million and $24.3 million at December 31, 2018 and 2017, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2018, one customer individually accounted for 10.8% of our gross accounts receivable. As of December 31, 2017, there were no customers that individually accounted for 10% or more of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of our total revenue. For the quarters ended December 2018, 2017 and 2016, no customer individually accounted for more than 10% of our total revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At December 31, 2018 and 2017, the Company had borrowings under our revolving Credit Facility of $75.0 million and $93.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at December 31, 2018 our rate was 4.3% for LIBOR. A 10% increase in the rate would have increased our interest expense by $0.2 million.

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

As disclosed in Note 1, our wholly-owned Olapic Argentina S.A. subsidiary employs approximately 99 people whose functions mainly include development, sales support and administration. The Argentinian economy was recently determined to be highly inflationary. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. In accordance with this designation, we were required to apply the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45-10), and account for a change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018. While we conduct our operation in Argentina Pesos, effective July 1, 2018, the functional currency was changed to the U.S. dollar. The operation is a service center supporting the company’s products and generates no revenue. Thus, the expenses primarily consist of compensation and related costs, totaling approximately $0.4 million to $0.5 million per month. The change in functional currency to U.S. dollars did not have a material impact on our financial position, operating results or cash flows.

For the years ended December 31, 2018, 2017 and 2016, sales by our subsidiaries located outside North America, primarily EMEA and Japan, comprised 54.4%, 56.9% and 58.3%,

respectively, of our total revenue. An effect of a 10% weakening of the British pound sterling, the Euro, Japanese yen and Argentine peso, relative to the U.S. dollar, would have increased our revenues by $8.4 million, increased expenses by $9.4 million and decreased operating income by $1.0 million for the year ended December 31, 2018. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We also incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At December 31, 2018, we had one 30-day forward contract to sell 2.7 million British pound sterling and to purchase $3.4 million that together had an immaterial fair value. At December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and to purchase $3.4 million that together had an immaterial fair value. At December 31, 2016, we had one 30-day forward contract to sell 2.8 million British pound sterling and to purchase $3.4 million that together had an immaterial fair value.

Item 8.	Financial Statements and Supplementary Data

MONOTYPE IMAGING HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Monotype Imaging Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monotype Imaging Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the year ended December 31, 2018 and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of

Monotype Imaging Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monotype Imaging Holdings Inc. (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2018,

except for the effects of the adoption of ASU 2016-18

as discussed in Note 2, and for the effects of the

reclassification of prior period amounts as discussed

in Note 2, and for Note 15, as to which the date

is February 25, 2019

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$60,106	$82,822
Restricted cash	6,000	11,987
Accounts receivable, net of allowance for doubtful accounts of $492 and $634 at December 31, 2018 and 2017, respectively	55,943	34,461
Income tax refunds receivable	5,122	1,204
Prepaid expenses and other current assets	6,473	5,714

Total current assets	133,644	136,188
Property and equipment, net	14,105	16,763
Goodwill	276,222	279,131
Intangible assets, net	74,699	84,856
Restricted cash	—	6,000
Other assets	8,986	3,112

Total assets	$507,656	$526,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,719	$1,467
Accrued expenses and other current liabilities	43,840	43,096
Accrued income taxes payable	510	522
Deferred revenue	10,337	15,102

Total current liabilities	56,406	60,187
Revolving line of credit	75,000	93,000
Other long-term liabilities	3,102	6,428
Deferred income taxes	35,083	28,004
Reserve for income taxes	2,471	2,783
Accrued pension benefits	5,888	6,280
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 250,000,000; Shares issued: 45,803,288 at December 31, 2018 and 44,934,364 at December 31, 2017	46	44
Additional paid-in capital	319,486	298,113
Treasury stock, at cost, 4,504,236 shares at December 31, 2018 and 3,215,644 shares at December 31, 2017	(83,518)	(64,083)
Retained earnings	99,605	97,815
Accumulated other comprehensive loss	(5,913)	(2,521)

Total stockholders’ equity	329,706	329,368

Total liabilities and stockholders’ equity	$507,656	$526,050

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
License revenue	$200,314	$195,414	$177,326
Service revenue	46,423	40,375	26,115

Total revenue	246,737	235,789	203,441
Cost of revenue—license	31,140	27,907	26,605
Cost of revenue—service	10,405	10,854	6,299
Cost of revenue—amortization of acquired technology	3,441	3,529	4,672

Total cost of revenue	44,986	42,290	37,576

Gross profit	201,751	193,499	165,865
Operating expenses:
Marketing and selling	79,981	89,431	64,571
Research and development	33,428	37,049	28,915
General and administrative	50,597	46,063	42,595
Restructuring	9,569	3,185	—
Amortization of other intangible assets	3,687	4,067	3,393

Total operating expenses	177,262	179,795	139,474

Income from operations	24,489	13,704	26,391
Other (income) expense:
Interest expense	3,683	3,183	1,470
Interest income	(562)	(461)	(243)
(Gain) loss on foreign exchange	(98)	4,765	437
(Gain) loss on derivatives	(200)	338	(455)
Other income, net	24	(290)	(17)

Total other expense	2,847	7,535	1,192

Income before income taxes	21,642	6,169	25,199
Provision for (benefit from) income taxes	9,369	(5,391)	10,313

Net income	$12,273	$11,560	$14,886

Net income available to common stockholders—basic	$11,527	$10,615	$14,395

Net income available to common stockholders—diluted	$11,527	$10,615	$14,394

Net income per common share:
Basic	$0.29	$0.27	$0.37

Diluted	$0.29	$0.27	$0.36

Weighted-average number of shares outstanding—basic	40,262,717	39,619,133	39,405,700
Weighted-average number of shares outstanding—diluted	40,386,896	39,858,248	39,731,923

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$12,273	$11,560	$14,886
Other comprehensive income, net of tax:
Unrecognized actuarial gain (loss), net of tax of $109, ($0) and ($160), respectively	116	—	(278)
Foreign currency translation adjustments, net of tax of ($735), $3,677 and ($1,154), respectively	(3,508)	7,976	(2,691)

Comprehensive income	$8,881	$19,536	$11,917

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	42,019,646	$42	1,999,354	$(50,455)	$256,215	$108,908	$(7,528)	$307,182
Net income						14,886		14,886
Issuance of capital shares
—restricted share grants	1,453,452	1			(1)			—
—exercised options	265,346	—			2,820			2,820
—restricted units converted	33,156	—			—			—
Repurchase of unvested shares of restricted common stock		—	203,083	—				—
Purchase of treasury shares		—	287,250	(5,705)				(5,705)
Shares withheld			3,487	(72)				(72)
Stock based compensation					17,271			17,271
Tax associated with options					(140)			(140)
Tax associated with restricted stock					(1,219)			(1,219)
Dividends declared ($0.44 per share)						(18,076)		(18,076)
Unrecognized actuarial loss, net of tax							(278)	(278)
Cumulative translation adjustment, net of tax							(2,691)	(2,691)

Balance, December 31, 2016	43,771,600	$43	2,493,174	$(56,232)	$274,946	$105,718	$(10,497)	$313,978
Net income						11,560		11,560
Issuance of capital shares
—restricted share grants	925,651	1			(1)			—
—exercised options	189,220	—			2,028			2,028
—restricted units converted	47,893	—			—			—
Repurchase of unvested shares of restricted common stock		—	310,315	—				—
Purchase of treasury shares		—	364,989	(6,890)				(6,890)
Shares withheld			47,166	(961)				(961)
Cumulative effect of adoption ASC 718					872	(571)		301
Stock based compensation					20,268			20,268
Dividends declared ($0.449 per share)						(18,892)		(18,892)
Unrecognized actuarial loss, net of tax							—	—
Cumulative translation adjustment, net of tax							7,976	7,976

Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368
Net income						12,273		12,273
Issuance of capital shares
—restricted share grants	503,273	2			(2)			—
—exercised options	261,207	—			3,560			3,560
—restricted units converted	104,444	—			—			—
Repurchase of unvested shares of restricted common stock		—	302,244	—				—
Purchase of treasury shares		—	890,900	(17,321)				(17,321)
Shares withheld			95,448	(2,114)				(2,114)
Cumulative effect of adoption ASC 606						8,950		8,950
Stock based compensation					17,815			17,815
Dividends declared ($0.464 per share)						(19,433)		(19,433)
Unrecognized actuarial gain, net of tax							116	116
Cumulative translation adjustment, net of tax							(3,508)	(3,508)

Balance, December 31, 2018	45,803,288	$46	4,504,236	$(83,518)	$319,486	$99,605	$(5,913)	$329,706

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$12,273	$11,560	$14,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,743	12,397	12,279
Loss on retirement of fixed assets	38	337	—
Loss on abandonment of product line	3,223	—	—
Amortization of deferred financing costs and accreted interest	220	220	220
Stock based compensation	17,788	20,120	17,271
Excess tax benefit on stock options	—	—	(570)
Provision for doubtful accounts	631	928	478
Deferred income taxes	4,688	(13,457)	2,013
Unrealized currency (gain) loss on foreign denominated intercompany transactions	(480)	3,881	(499)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,185)	(8,097)	(4,473)
Income taxes receivable	(3,918)	—	—
Prepaid expenses and other assets	(6,302)	(1,769)	(2,932)
Accounts payable	285	(740)	800
Accrued income taxes payable	(554)	1,264	(1,897)
Accrued expenses and other liabilities	(391)	7,414	11,263
Deferred revenue	(2,259)	(1,181)	588

Net cash provided by operating activities	22,800	32,877	49,427
Cash flows from investing activities:
Purchases of property and equipment	(3,606)	(6,991)	(2,501)
Purchase of intangible asset	(160)	(54)	—
Acquisition of businesses, net of cash acquired	—	—	(118,302)

Net cash used in investing activities	(3,766)	(7,045)	(120,803)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	—	110,000
Payments on revolving line of credit	(18,000)	(12,000)	(5,000)
Common stock dividend paid	(19,353)	(18,751)	(17,536)
Purchase of treasury stock	(17,321)	(6,985)	(5,610)
Payments for employee taxes on shares withheld	(2,114)	—	—
Excess tax benefit of stock options	—	—	570
Proceeds from exercise of common stock options	3,560	2,028	2,820

Net cash (used in) provided by financing activities	(53,228)	(35,708)	85,244
Effect of exchange rates on cash and cash equivalents	(509)	1,259	(1,266)

(Decrease) increase in cash, cash equivalents and restricted cash	(34,703)	(8,617)	12,602
Cash, cash equivalents and restricted cash, beginning of year	100,809	109,426	96,824

Cash, cash equivalents and restricted cash, end of year	$66,106	$100,809	$109,426

Supplemental disclosures:
Interest paid	$3,302	$2,822	$1,021
Income taxes paid	$9,261	$6,651	$10,762
Non cash transactions:
Dividends declared	$4,791	$4,712	$4,542
Purchase of treasury stock	$—	$—	$95

The accompanying notes are an integral part of these consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1. Nature of Business

Monotype Imaging Holdings Inc. (the “Company” or “we”) is a leading global provider of branded and design assets, technology and expertise for creative professionals and consumer device manufacturers. We provide high-quality creative assets and technology solutions across multiple devices and mediums. Our solutions, which include type, visual content marketing solutions, custom design services, and tools and technologies that enable the creative process, are licensed through our direct sales channel, e-commerce platforms and partner platforms. We also provide consumer device manufacturers and independent software vendors, or ISVs, with the right solutions for delivering consistent, compelling user experiences. Our solutions power the visual expression of the leading makers of a wide range of devices, including laser printers, digital copiers and mobile devices, among others, as well as provide a high-quality text experience in numerous software applications and operating systems. We license our design assets and technology to creative professionals, consumer device manufacturers and independent software vendors. We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At December 31, 2018, we conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”) and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

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

The accompanying consolidated financial statements present the Company as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, including the accounts of Monotype Imaging Inc., ITC, MyFonts, Swyft Media Inc., Olapic, Inc., Olapic Argentina S.A., Monotype UK, Monotype Germany, Monotype India, Monotype Hong Kong and Monotype Japan. All intercompany accounts and transactions have been eliminated.

Statements of Income

For the year ended December 31, 2018, we changed our presentation of revenue to disclose service revenue and cost of service revenue separately from license revenue and cost of license revenue, as service revenue now exceeds the materiality threshold for an individual line item. Prior year amounts were historically reported on a combined basis and have been reclassified to conform to current presentation.

We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue on our consolidated statements of income. All other revenue is classified as license revenue.

For the year ended December 31, 2017, to conform to current year presentation, we reclassified restructuring charges to disclose the expense amount separately from other operating expenses. Previously the expense amounts were included within the following other operating expense line items:

2017
Marketing and selling	$2,077
Research and development	614
General and administrative	494

Total	$3,185

See Note 15 for further details.

Statements of Cash Flows

In accordance with the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, (“ASU 2016-18”), we reclassified our presentation of restricted cash for the years ended December 31, 2017 and 2016. See Note 2, recently issued accounting policies – adopted, for further details.

Highly Inflationary Economy

At December 31, 2018, our wholly-owned Olapic Argentina S.A. subsidiary employed approximately 99 people whose functions mainly include development, sales support and administration. The monthly operations average between $0.4 million and $0.5 million. The Argentinian economy was recently determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. Argentina’s inflation rate reached this threshold during the quarterly period ended June 30, 2018. For periods ended prior to July 1, 2018, the functional currency for our subsidiary is the Argentinian peso, the foreign entity’s local currency.

For a highly inflationary economy, we followed the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45) and accounted for the change in functional currency from the Argentinian peso to the U.S. dollar effective July 1, 2018. Under this guidance, translation adjustments are not removed from equity, and the translated amounts for nonmonetary assets and liabilities at the end of the prior period become the accounting basis for those assets and liabilities both in the period of the change and in subsequent periods. A change in functional currency due to an economy’s designation as highly inflationary results from changes in economic factors (i.e., inflation); therefore, such a change is not considered a change in accounting policy or accounting principle. The change in functional currency did not have a material impact on financial position, operating results or cash flows.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe the most judgmental estimates include those related to revenue recognition, the allowance for doubtful accounts, income taxes, the valuation of goodwill, intangible assets, other long-lived assets, the valuation of stock based compensation and the recoverability of the Company’s net deferred tax assets. We base our estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Although the Company regularly reassesses the assumptions underlying these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

The carrying amounts of the Company’s financial instruments approximated their fair values at December 31, 2018 and 2017 due to the short-term nature of these instruments, and for the long-term debt, the interest rates the Company believes it could obtain for borrowings with similar terms.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of contractual agreements are classified on our balance sheet based on relevant restrictions. At December 31, 2018, we had $6.0 million of cash held in escrow to be used for payments due in 2019 in connection with the Olapic, Inc. acquisition. At December 31, 2017, we had $18.0 million of cash held in escrow to be used for payments due in 2018 and 2019 in connection with the Olapic, Inc. acquisition and payments due in 2018 in connection with the Amendment to the Swyft Media merger agreement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated balance sheet classification:
Cash and cash equivalents	$60,106	$82,822	$91,434
Restricted cash, short term	6,000	11,987	—
Restricted cash, long term	—	6,000	17,992

Total cash, cash equivalents and restricted cash	$66,106	$100,809	$109,426

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. Deposits of cash held outside the U.S. totaled approximately $21.1 million and $24.3 million, at December 31, 2018 and 2017, respectively. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2018, we had one customer that individually accounted for 10.8% of our gross accounts receivable. As of December 31, 2017, there were no customers that accounted for 10% of our gross accounts receivable. For the years ended December 31, 2018, 2017 and 2016, no one customer individually accounted for 10% or more of our total revenue.

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

In accordance with Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company has the option of performing a qualitative assessment of the fair value of the reporting unit. If the Company determines, on the basis of the qualitative factors, that the fair value of a reporting unit is more likely than not less than its carrying value, the quantitative two-step fair value impairment test is required. Otherwise, no further testing is required. Similarly, for indefinite-lived intangible assets, in accordance with ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, the quantitative test is optional for indefinite-lived intangible assets.

Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. We operate within a single operating segment with one reporting unit. The Company performs its annual goodwill impairment test as of December 31. As of December 31, 2018 and 2017, we elected to perform a qualitative analysis of the fair value of our goodwill and determined that the fair value was more likely than not higher than its carrying value. As such, the two-step test was not necessary.

For both years presented, 2018 and 2017, we elected to perform a qualitative analysis of the fair value of our indefinite-lived intangible assets. We perform our annual indefinite-lived intangible asset impairment test as of December 31. The fair value was determined to be more likely than not greater than the carrying value of the indefinite-lived intangible assets, and therefore, no write down of such assets was recorded in any of the years presented.

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

Business Acquisitions

We record acquisitions in accordance with ASC Topic No. 805, Business Combinations, or ASC 805. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values from the perspective of a market participant. The excess purchase price over the fair value of identified assets is recorded as goodwill. Under ASC 350, goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangible assets with definite lives are amortized over their respective useful lives.

Revenue Recognition

We recognize revenue in accordance with ASC Topic No. 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which outlines a comprehensive five-step revenue recognition model based on a principle that replaced virtually all previously existing revenue recognition rules under U.S. GAAP. Revenue under this guidance is recognized in a manner to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services, and excludes any sales incentives and taxes collected from customers that are subsequently remitted to governmental authorities.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under legacy GAAP. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our products and services and will provide financial statement readers with enhanced disclosures. See Recently Issued Accounting Pronouncements below in Note 2 regarding the adoption on January 1, 2018 and a description of the methodology applied.

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

Disaggregated Revenue

The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (See Note 14 for further information regarding revenue by major markets and revenue by geography):

	Year Ended December 31, 2018
	Creative Professional	OEM	Total
License revenue:
License transferred in point in time	$117,344	$82,970	$200,314
Service revenue:
Service transferred in point in time	2,068	1,789	3,857
Service transferred over time	39,707	2,859	42,566

Total	$159,119	$87,618	$246,737

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

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation of products, etc.). Revenue related to the estimation of per-unit royalties was $8.6 million for the year ended December 31, 2018.

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

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price allocated to performance obligations consists principally of amounts billed for undelivered services that are included in deferred revenue, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable). Substantially all the long-term amount is expected to be recognized as revenue within the following 24 month period. The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2018 are in the table below (in thousands):

	Current	Long-term	Total
Deferred revenue	$10,337	$1,552	$11,889
Unbilled backlog	5,666	1,837	7,503

Total	$16,003	$3,389	$19,392

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2018 was $3.6 million, of which $0.7 million was short-term and has been included in prepaid expenses and other current assets and $2.9 million was long term and has been included in other assets in our consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment. The amount of capitalized costs related to contracts which were terminated on or before December 31, 2018, due to the customer exercising an opt-out clause or the cancellation of an anticipated renewal was not material and was charged to operating expenses in the fourth quarter of 2018.

We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of December 31, 2018.

Revenue Recognition – Prior to Adoption of ASC 606

Prior to 2018, we recognized revenue in accordance with ASC Topic No. 985-605, Software Revenue Recognition. Revenue was recognized when persuasive evidence of an agreement existed, the product had been delivered or services have been provided, the fee was fixed or determinable and collection of the fee was probable. However, determining whether and when some of these criteria have been satisfied often involved assumptions and judgments that had a significant impact on the timing and amount of revenues the Company reported. For example, the Company often received multiple purchase orders or contracts from a single customer or a group of related parties that were evaluated to determine if they were, in effect, parts of a single arrangement. If they were determined to be parts of a single arrangement, revenues were recorded as if a single multiple-element arrangement exists. In addition, arrangements with customers may have included multiple deliverables, or multiple elements in a single purchase order or contract. The fee for such arrangements was allocated to the various elements based on vendor-specific objective evidence of fair value, or VSOE, and revenue was recognized accordingly. In the absence of VSOE, all revenue from the arrangement was deferred until the earlier of the point at which (a) such sufficient VSOE existed or (b) all elements of the arrangement were delivered. In certain circumstances, the revenue was recognized ratably, in accordance with the revenue recognition guidance.

Creative Professional Revenue

Revenue from font licenses to our e-commerce customers was recognized upon payment by the customer and when the software embodying the font was shipped or made available. Revenue from font licenses to other customers was recognized upon shipment of the software embodying the font and when all other revenue recognition criteria have been met. Revenue from resellers was recognized upon notification from the reseller that our font product has been licensed and when all other revenue recognition criteria had been met. Custom font design services were generally recognized upon delivery, unless it was part of a bundled services arrangement, in which case, it was recognized over the longest service period, or accounted for on a percentage-of-completion basis, where appropriate. Web font and digital ad service revenue was mainly self-hosted and recorded upon delivery. Revenue from Olapic’s Earned Content platform is a software as a service, or SaaS, based subscription model. Company hosted subscription-based arrangements and our SaaS products were accounted for as subscription revenue, recognized ratably over the subscription period. The Company’s SaaS arrangements provide customers the right to access its hosted software applications and our customers do not have the right to take possession of the Company’s software during the hosting arrangement.

Web server and commercial rights to online fonts is considered recurring revenue and was recognized upon payment by the customer and proof of font delivery, and when all other revenue recognition criteria had been met. Contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects was used where services are deemed essential to the software.

OEM Revenue

Under our licensing arrangements, we either receive a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers or a fixed fee as specified under license arrangements with certain of our OEM customers. Fixed fee licensing arrangements are not based on units shipped by the customer, but instead, customers pay us on a periodic basis for the right to embed our fonts and technology in their products over a certain term. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products, and for font development. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals. We recognized revenue from per-unit royalties in the period during which we received a royalty report from a customer, typically one quarter after royalty-bearing units were shipped. Revenue from fixed fee licenses was generally recognized when it was billed to the customer, so long as the product had been delivered, the license fee was fixed and non-refundable, was not bundled with any time-based elements and collection was probable. OEM revenue also includes project-related agreements for which contract accounting, completed contract for short-term projects and percentage-of-completion for long-term projects, was used where appropriate.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable, or contract asset, when revenue is recognized prior to invoicing when we have an enforceable right to payment. When invoicing occurs prior to revenue recognition, we have unearned revenue, or contract liabilities, presented on our consolidated balance sheet as “deferred revenue” within deferred revenue and other long-term liabilities, as appropriate at December 31, 2018 and 2017. When invoicing occurs after revenue recognition, we have earned revenue, or contract assets, presented on our consolidated balance sheet as “unbilled receivables” within accounts receivable and other assets, as appropriate at December 31, 2018 and 2017.

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $16.1 million. Revenue recognized during the year ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods, is mainly due to changes in the estimate of royalty revenues. During the year ended December 31, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the year ended December 31, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

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

Software Development Costs

We expense software development costs, including costs to develop software or the software products to be marketed to external users, before technological feasibility of such products is reached. Costs that are incurred to produce the finished product after technological feasibility has been established if material, would be capitalized as an intangible asset, and are amortized on a straight-line basis over the economic useful lives. For the years ended December 31, 2018, 2017 and 2016, there were no material costs capitalized since substantially all development costs were incurred prior to attaining technological feasibility. In addition to the software development costs described above, the Company capitalizes certain costs that are incurred to purchase or create and implement internal-use software programs, including software coding, installation, testing and certain data conversions. These capitalized costs are amortized on a straight-line basis over the economic useful life. At December 31, 2018 and 2017, the Company had $8.5 million and $9.9 million, respectively, of unamortized software costs included in property and equipment, net in our accompanying consolidated balance sheets. The balance in both periods predominantly pertained to our ERP project.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $1.1 million, $2.0 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock based Compensation

We account for stock based compensation in accordance with ASC Topic No. 718, Compensation—Stock Compensation, which requires all stock based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.

For restricted stock awards and restricted stock units issued under the Company’s stock based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based awards, stock based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. See Note 13 for a summary of the activity under our stock based employee compensation plans for the year ended December 31, 2018.

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

In accordance with the adoption of ASU 2016-09, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense is recorded to tax expense in our consolidated statement of income and is no longer recorded to additional paid in capital in our balance sheet. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock based compensation expense is now classified as an operating activity in our consolidated statements of cash flows. We did not adjust the classifications of excess tax benefits in our consolidated statements of cash flows for the year ended December 31, 2016. As such, the benefits of tax deductions in excess of recognized stock based compensation is reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in the year ended December 31, 2016.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2016
Risk-free interest rate	1.4%
Expected dividend yield	2.0%
Expected volatility	33.8%
Expected term	4.8 years
Weighted-average fair value per share	$5.68

The Company did not grant options in the years ended December 31, 2018 or 2017.

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

Comprehensive Income

ASC Topic No. 220, Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of foreign currency translation adjustments and adjustments to record changes in the funded status of our defined benefit pension plan in accordance with ASC Subtopic No. 715-30, Defined Benefit Plans—Pension. At December 31, 2018, 2017 and 2016, the accumulated balance of foreign currency translation adjustment was cumulative losses of $5.0 million, $1.4 million and $9.4 million, respectively. The accumulated balance of the unrecognized actuarial gain (loss) were cumulative losses of $0.9 million, $1.1 million and $1.0 million at December 31, 2018, 2017 and 2016, respectively.

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

Net income per share data

The Company calculates net income per share using the two-class and treasury stock methods. Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the if-converted, or treasury stock, method, or (b) the two-class method. The treasury stock method gives effect to all potentially dilutive securities, including the exercise of stock options and vesting of restricted stock. The two-class method assumes the exercise of stock options consistent with the treasury stock method, but assumes participating securities (unvested restricted stock) are not vested and allocates earnings to common shares and participating securities. Income is allocated to participating securities and common stockholders.

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

The cumulative effect of the adoption on our consolidated balance sheet, by applying the modified retrospective method as of January 1, 2018, is as follows (in thousands):

	As Reported	Cumulative Adjustments	As Adjusted
	December 31, 2017		January 1, 2018
Assets:
Accounts receivable, net (1)	$34,461	$7,052	$41,513
Prepaid expenses and other current assets (2)	5,714	427	6,141
Other assets (3)	3,112	650	3,762
Liabilities:
Deferred revenue	15,102	(2,923)	12,179
Other long-term liabilities (4)	6,428	(825)	5,603
Deferred income taxes	28,004	2,927	30,931
Stockholders’ equity:
Retained earnings	97,815	8,950	106,765

(1)	Contract assets, short term are included in the accounts receivables, net of allowance for doubtful accounts in our consolidated balance sheet.

(2)	Capitalized contract costs, short term are included in the prepaid expenses and other current assets in our consolidated balance sheet.

(3)	Capitalized contract costs, long term are included in other assets in our consolidated balance sheet.

(4)	Deferred revenue, long term is included in other long-term liabilities in our consolidated balance sheet.

In addition, we recognized additional royalty expenses totaling approximately $2.2 million, or $0.05 per share, upon the adoption of ASC 606, as an indirect effect of a change in accounting principle. These amounts are included in cost of revenue – license in the accompanying consolidated statement of income for the year ended December 31, 2018.

The following reflects the Company’s consolidated balance sheet and consolidated statement of income on an as reported basis and as if we had continued to recognize revenue under the guidance of ASC 985-605, Software Revenue Recognition, which is also referred to herein as “legacy GAAP” (in thousands):

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
Assets:
Accounts receivable, net	$55,943	$39,295	$(16,648)
Prepaid expenses and other current assets	6,473	5,782	(691)
Other assets	8,986	2,497	(6,489)
Liabilities:
Accrued expenses and other current liabilities	43,840	41,509	(2,331)
Deferred revenue	10,337	19,621	9,284
Other long-term liabilities	3,102	5,566	2,464
Deferred income taxes	35,083	27,244	(7,839)
Stockholders’ equity:
Retained earnings	99,605	74,199	(25,406)

	For the year ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Increase (Decrease)
License revenue	$200,314	$179,326	$(20,988)
Service revenue	46,423	46,225	(198)
Cost of revenue—license	31,140	28,809	(2,331)
Marketing and selling	79,981	82,494	2,513
Provision for income taxes	9,369	4,457	(4,912)
Net income (loss)	12,273	(4,183)	(16,456)
Net income (loss)—basic and diluted	$0.29	$(0.12)	$(0.41)

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

•

We have a limited number of contracts in which we offered extended payment terms for term licenses to our customers, including cases in which the license is delivered in full at the beginning of the contract. Under legacy GAAP, revenue was recognized when the payments became due, based upon the requirement that the fee be fixed or determinable. However, under the new guidance, revenue related to such arrangements is accelerated, with revenue related to the license recognized at the time of delivery, less a financing component (interest income) to be recognized over time based on the payment terms. The application of this provision has resulted in revenue from certain contracts signed prior to 2018 being accelerated and recorded to retained earnings instead of in our operating results in 2018 and beyond. This also impacts new contracts that we signed in 2018.

•

Under legacy GAAP, we recognized royalty revenue when it was reported to us by the licensee, typically one quarter after royalty-bearing units were shipped, at which time the fee is fixed or determinable. Under ASC 606, we now estimate royalty revenue from our royalty-based licenses in the period that the royalty-bearing event occurs. Thus, revenue from royalties reported to us in the first quarter of 2018 were recorded to retained earnings upon adoption of ASC 606, rather than being recognized as revenue as it would have been under legacy GAAP. This was offset by the recognition of revenue in the fourth quarter of 2018 for estimated royalties that were will be reported to us in the first quarter of 2019.

•

ASC 606 requires certain incremental costs related to contract acquisition, such as sales commissions, and contract fulfillment costs to be capitalized and amortized over the expected period of benefit whereas the Company had previously recognized such expenses as incurred.

Please see the Company’s policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract above.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 on January 1, 2018 and reflected restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period amounts on the cash flows, on a retrospective basis. As a result of this adoption, the beginning-of-period amount on the statement of cash flows increased $18.0 million, $18.0 million and $9.3 million for the year ended December 31, 2018, 2017 and 2016, respectively, to include restricted cash and restricted cash equivalent balances. The end-of-period amount on the statements of cash flows increased $6.0 million, $18.0 million and $18.0 million for the year ended December 31, 2018, 2017 and 2016, respectively, to include restricted cash and restricted cash equivalent balances.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017-09”). This guidance clarifies when companies would apply modification accounting to changes to the terms or conditions of a stock based payment award. The guidance narrows the definition of a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-09 on January 1, 2018 and there was no material impact on our consolidated financial statements.

Pension Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, (“ASU 2017-07”). This guidance revises the presentation of the net periodic benefit cost in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and there was no material impact on our consolidated financial statements.

Pending

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation of Cost Incurred in a Cloud Computing Arrangement that is Considered a Service Contact, (“ASU 2018-15”). This update clarifies the accounting for implementation costs related to a cloud computing arrangement that is a service contract previously defined in ASU 2015-05. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-15; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Defined Benefit Pension Plan

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, (“ASU 2018-14”). This guidance eliminates requirements for certain disclosures and requires certain additional disclosures concerning the company’s defined benefit pension plans and other postretirement plans. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-14; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). This guidance is designed to improve the effectiveness of the disclosure. The new standard is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-13; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated

Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Act. The new standard is effective for annual and interim periods beginning after December 15, 2019. We expect to adopt this pronouncement on January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2018-02; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). This guidance simplifies the application of the hedge accounting guidance in current GAAP and improves the financial reporting of hedging relationships by allowing entities to better align their risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for annual and interim reporting periods beginning after December 15, 2018. We expect to adopt this pronouncement on January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2017-12; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) which eliminated step 2 from the goodwill impairment test. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted for testing dates after January 1, 2017. We expect to adopt this pronouncement on January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2017-04; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, (“ASU 2016-02”) which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2018.

The Company will adopt ASU 2016-02 on January 1, 2019 and has implemented new lease accounting software, and is working to establish additional changes to our processes and internal controls to ensure all requirements are met upon adoption. The standard allows for a modified retrospective approach, where all prior periods presented would be restated under the new standard, or a modified retrospective approach with comparatives shown under ASC

840 (prior to the adoption of ASU 2016-02), where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior periods’ balances or disclosures. The Company will use the modified retrospective approach with comparatives under ASC 840 that will not require revising comparative period information or disclosure. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the lease term for existing leases. We will also elect the practical expedient that allows an accounting policy election to exclude right of use assets and lease obligations from the balance sheet for all leases with an initial term of 12 months or less.

We are in the process of finalizing certain aspects of adopting ASU 2016-02, and expect that the adoption will have a material impact on our consolidated balance sheet, but will not have a material impact on our consolidated statements of income. The most significant impact of the adoption of ASU 2016-02 is the recognition of additional right-of-use assets and lease liabilities for operating leases. We currently estimate that on adoption, the Company will recognize right-of-use assets of approximately $13.5 million to $15.5 million.

3. Acquisitions

Olapic

On August 9, 2016, the Company purchased all of the outstanding shares of Olapic, Inc., a privately-held company located in New York, New York; its wholly-owned subsidiaries Olapic UK Ltd., based in London, England; and Olapic Argentina S.A., based in Córdoba, Argentina (collectively, “Olapic”). The Company acquired Olapic for an aggregate purchase price of approximately $123.7 million, net of cash acquired, which consisted of approximately $13.7 million in cash and borrowed $110.0 million from its line of credit. The Merger Agreement included an additional $9.0 million of consideration that was placed in escrow and will be paid to the founders of Olapic contingent upon continued employment with the Company. Accordingly, this amount is recognized as compensation expense over the service period contractually required to earn such amounts, which is $3.0 million after twenty four months, which was paid in August 2018, and the remainder after thirty six months from the acquisition date. Monotype issued approximately $17.1 million of a combination of restricted stock awards or restricted stock units to the founders and employees of Olapic. These awards will vest over time based on continued employment, and accordingly are accounted for as compensation expense. The results of operations of Olapic have been included in our consolidated results and revenue was included within the Creative Professional market beginning on August 9, 2016, the date of acquisition.

In the fourth quarter of 2018, we recorded an additional $0.9 million for the acceleration of expense associated with the final deferred compensation payment associated with two of the founders of Olapic in connection with a restructuring action in December 2018. See Note 15 for further details.

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

We recorded revenue of $19.4 million, and a net loss of $28.4 million from the acquired Olapic operations within the Company’s consolidated operations for the year ended December 31, 2017. We recorded revenue of $4.4 million and a net loss of $8.4 million from Olapic, since the acquisition date, which is included in our consolidated statements of income for the year ended December 31, 2016. Transaction costs of $1.1 million are included in general and administrative expenses in our consolidated statements of income for the year ended December 31, 2016.

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

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the period indicated.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$25,933	$23,787
Furniture and fixtures	1,621	1,539
Leasehold improvements	6,097	5,921

Total cost	33,651	31,247
Less accumulated depreciation and amortization	(19,546)	(14,484)

Property and equipment, net	$14,105	$16,763

At December 31, 2018 and 2017, computer equipment and software included $0.2 million and $3.8 million, respectively, of unamortized software costs related to internal use software projects that have not yet been placed in service.

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $4.8 million and $4.2 million, respectively.

5. Goodwill and Intangible Assets

During the quarter ended June 30, 2018, the Company decided to cease sales of certain service offerings that were principally acquired as part of the Company’s acquisition of Swyft Media in January 2015. The decision was made in connection with other restructuring actions to re-align the Company’s product and service offerings. See Note 15 for further details regarding the restructuring plan.

The Company determined that disposal of the Swyft Media component did not qualify for reporting as a discontinued operation under ASC 205-20, Discontinued Operations, as it did not represent a strategic shift in the Company’s operations that had (or will have) a major effect on the Company’s consolidated operations or financial results. As a result of its decision to cease sales of certain service offerings, the Company concluded that the useful life of certain long-lived assets, which represented the intangible assets acquired in the acquisition of Swyft Media, was zero and that there was no ongoing expected future cash flows related to these long-lived assets and no residual value. As a result, such assets were determined to be fully impaired and an impairment charge of approximately $2.6 million, representing the carrying value of these intangible assets, was recorded during the quarter ended June 30, 2018.

The Company evaluated whether the disposal group represented a business under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and determined that it did represent a business requiring goodwill to be allocated to the disposal group. The Company determined the fair value of the disposal group utilizing a revenue multiple market approach and allocated the Company’s goodwill to this disposal group on a relative fair value basis based on the fair value of the disposal group to the Company’s consolidated operations as the Company only has a single reporting unit. This resulted in the allocation of $0.6 million of goodwill to the disposal group, which was deemed fully impaired as a result of the disposal. The write down is included in the goodwill table shown below.

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at December 31, 2016	$273,489
Acquisitions	81
Foreign currency exchange rate changes	5,623
Deferred tax adjustment	(62)

Balance at December 31, 2017	$279,131
Impairment	(600)
Foreign currency exchange rate changes	(2,258)
Deferred tax adjustment	(51)

Balance at December 31, 2018	$276,222

Intangible Assets

Intangible assets are stated at cost and are amortized over the expected life of the asset. Intangible assets as of December 31, 2018 and 2017 are as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$64,822	$(55,288)	$9,534	$68,296	$(54,213)	$14,083
Acquired technology	11	68,823	(52,747)	16,076	69,200	(48,945)	20,255
Non-compete agreements	4	13,636	(13,073)	563	14,632	(13,470)	1,162
Indefinite-lived intangible assets:
Trademarks		44,126	—	44,126	44,956	—	44,956
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$195,807	$(121,108)	$74,699	$201,484	$(116,628)	$84,856

Amortization expense is calculated using the straight-line method as there is no reliable evidence to suggest that we should expect any pattern of amortization other than an even pattern, and we believe this best reflects the expected pattern of economic usage.

Estimated future intangible amortization expense based on balances at December 31, 2018 is as follow (in thousands):

	Acquired Technology	Other Intangible Assets
2019	$3,976	$2,744
2020	3,129	2,084
2021	2,316	1,396
2022	1,445	902
2023	1,445	806
Thereafter	3,765	2,165

Total amortization expense	$16,076	$10,097

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Payroll and related benefits	$17,939	$11,687
Deferred compensation.	5,595	10,994
Royalties	6,785	4,874
Legal and audit fees	974	1,027
Sales tax payable	1,458	4,106
Dividend payable	4,791	4,712
Restructuring	2,968	1,488
Other	3,330	4,208

Total	$43,840	$43,096

7. Debt

On September 15, 2015, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., any financial institution that becomes a Lender (as defined therein) and Silicon Valley Bank, as agent which provides for a five-year $150.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $200.0 million. The Credit Facility is available to the Company on a revolving basis through September 15, 2020. Repayment of any amounts borrowed are not required until maturity of the Credit Facility. However, the Company may repay any amounts borrowed at any time, without premium or penalty. The Company had $75.0 million and $93.0 million outstanding under the Credit Facility at December 31, 2018 and 2017, respectively. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million and $56.5 million available for borrowings at December 31, 2018 and 2017, respectively.

Borrowings under the Credit Facility bear interest at a variable rate not less than zero based upon, at the Company’s option, either LIBOR or the higher of (i) the prime rate as published in the Wall Street Journal, and (ii) 0.5% plus the overnight federal funds rate, plus in each case, an applicable margin. The applicable margin for LIBOR loans, based on the applicable leverage ratio, is 1.25%, 1.50% or 1.75% per annum, and the applicable margin for base rate loans, based on the applicable leverage ratio, is either 0.25%, 0.50% or 0.75%% per annum. At December 31, 2018 our rate, inclusive of applicable margins, was 4.3% for LIBOR. The Company is required to pay a commitment fee, based on the applicable leverage ratio, equal to 0.20%, 0.25% or 0.30% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement.

In addition to other covenants, the New Credit Agreement places limits on the Company and its subsidiaries’ ability to incur debt or liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The New Credit Agreement also contains events of default, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA of 3.00 to 1.00, and (ii) a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. At December 31, 2018, our leverage ratio was 1.32:1.00 and our fixed charge ratio was 4.30:1.00. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net income (or loss), plus net interest expense, income taxes, depreciation and amortization, and stock based compensation expense, plus acquisition expenses not to exceed $2.0 million on a trailing twelve month basis, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided however that the aggregate of all cash non-operating expense shall not exceed $250 thousand and all such fees, costs and expenses shall not exceed $1.5 million on a trailing twelve months basis.. Failure to comply with these covenants, or the occurrence of an event of default, could permit the lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible property by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries and by a pledge by the Company’s domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

8. Derivative Financial Instruments

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but have the contractual option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur unrealized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. These contracts are generally set to expire and are settled at month end. The instruments are not designated as hedging instruments, and accordingly, the gain or loss is recognized upon cash settlement and is included in gain or loss on derivatives in the accompanying consolidated statements of income. At December 31, 2018, 2017 and 2016, we had one forward contract outstanding, which was entered into on those dates. (Gains) and losses on our derivative financial instruments for the years ended December 31, 2018, 2017 and 2016 are included in (gain) loss on derivatives in our accompanying consolidated statements of income. See Note 9 for details regarding the fair value.

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

The following tables present our financial assets and liabilities that are carried at fair value, classified according to the three categories described above (in thousands):

	Fair Value Measurement at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$28,940	$28,940	$—	$—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total current assets	34,940	34,940	—	—

Total assets	$34,940	$34,940	$—	$—

	Fair Value Measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$2,014	$2,014	$—	$—
Cash equivalents—commercial paper	16,477	—	16,477	—
Cash equivalents—corporate bonds	1,457	—	1,457	—
Cash equivalents—U.S. government and agency securities	10,488	10,488	—	—

Total current assets	30,436	12,502	17,934	—
Restricted cash equivalents—money market fund	9,000	9,000	—	—
Restricted cash equivalents—U.S. government and agency security fund	8,987	8,987	—	—

Total long term assets	17,987	17,987	—	—

Total assets	$48,423	$30,489	$17,934	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At December 31, 2018, we had one 30-day forward contract to sell 2.7 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2017, we had one 30-day forward contract to sell 2.5 million British pound sterling and purchase $3.4 million that together, had an immaterial fair value.

10. Employee Benefit Plans

Defined Contribution Plans

The Company has defined contribution plans in the United States, the United Kingdom, India and Japan. The Company has a defined contribution employee savings plan in the United States, the Monotype Imaging Employee Savings Plan, or the U.S. 401(k) Plan. In the United States, the provisions of Section 401(k) of the Internal Revenue Code under which its United States employees may make contributions govern the plans. The U.S. 401(k) Plan provides for a discretionary employer matching contribution. For the years ended December 31, 2018, 2017 and 2016, the Company matched dollar-for-dollar up to the first 6% of the participant’s compensation. The U.S. 401(k) Plan also provides for a discretionary employer profit sharing contribution. Participants are fully vested in the current value of their contributions and all earnings thereon. Participants become vested in the employer contributions and all earnings thereon based on years of service as follows: 25.0% vested after one year; 50.0% vested after two years; 100.0% vested after three years. In the United Kingdom, we contribute either 4%, 5% or 6% of each employee’s salary into a retirement account, provided the employee contributes a minimum of 1% 2% or 3% of salary, respectively. In India, the Company matches participant contributions dollar-for-dollar up to 12% of salary into an interest bearing government-controlled account, as required by law. In Japan, the Company contributes a fixed percent of the employee’s salary into an interest bearing account. Contributions to all of the Company’s defined contribution plans were $2.9 million, $3.5 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and have been included in the accompanying consolidated statements of income.

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

The components of net periodic benefit cost included in the accompanying consolidated statements of income were as follows (in thousands):

	2018	2017	2016
Service cost	$107	$94	$94
Interest cost	103	108	120
Amortization of loss	92	91	50

Net periodic benefit cost	$302	$293	$264

The assumptions used to determine the net periodic benefit cost were as follows:

	2018	2017	2016
Weighted-average discount rate	1.9%	1.7%	1.9%
Weighted-average rate of compensation increase	3.0%	3.0%	3.0%

Reconciliation of Funded Status and Accumulated Benefit Obligation

The German Plan is an unfunded plan and accordingly has no assets. A reconciliation of the beginning and ending balance of the projected benefit obligation for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,270	$5,353
Service cost	107	94
Interest cost	103	108
Actuarial (gain) loss	(115)	90
Benefits paid	(156)	(123)
Foreign currency exchange rate changes	(282)	748

Projected benefit obligation at end of year	$5,927	$6,270

Accumulated benefit obligation	$5,814	$6,148

Funded status at end of year	$(5,927)	$(6,270)

Net Amounts Recognized in the Financial Statements:
Current liability	$158	$155
Unrecognized actuarial gain reported within accrued pension benefits	5,769	6,115

Net accrued pension liability recognized	$5,927	$6,270
Amounts included in accumulated other comprehensive income not yet recognized in periodic pension cost, net of tax	$(1,358)	$(1,559)
Amounts expected to be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year (consists of net actuarial gain/loss)	$67	$93

Monotype Germany also provides cash awards to its employees based on length of service. At December 31, 2018 and 2017, the balance accrued for such benefits totaled $119 thousand and $165 thousand, respectively, and is included in accrued pension benefits in the accompanying consolidated balance sheets.

The assumptions used to determine the accrued pension benefits (obligations) were as follows:

	2018	2017
Weighted-average discount rate	1.9%	1.7%
Weighted-average rate of compensation increase	3.0%	3.0%
Rate of inflation	1.8%	1.8%

The most recent actuarial valuation of the plan was performed as of December 31, 2018. The measurement dates are December 31, 2018 for 2018 and December 31, 2017 for 2017.

The following table reflects the total future expected benefit payments to plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s benefit obligation at year end (in thousands):

Expected Future Benefit Payments:
2019	$158
2020	170
2021	176
2022	180
2023	185
2024-2028	1,081

11. Income Taxes

New Tax Legislation

On December 22, 2017, The Act was signed into law. This legislation included significant changes in U.S. tax law, including a reduction in the corporate tax rate and the creation of a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The legislation reduced the U.S. corporate tax rate to 21% from 35% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Accordingly, the Company recorded a current period tax benefit of $16.8 million and a corresponding reduction in the deferred tax liability in 2017. In addition, as a result of changes made by The Act related to taxation of foreign source income and the utilization of foreign tax credits, the Company recorded a valuation allowance on foreign tax credit carryforwards of $5.6 million. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries through December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company computed an initial estimate of the expected tax on unremitted earnings, as permitted in accordance with Staff Accounting Bulletin No. 118. The Company recorded an initial estimate of $0.2 million for the tax on unremitted earnings; however, this amount was offset by available foreign tax credits, and as a result the net estimated amount payable related to the deemed repatriation of foreign earnings is zero. The Company finalized this estimate during the fourth quarter, and there was no change from the initial estimate.

Income Taxes

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows (in thousands):

	2018	2017	2016
U.S.	$15,819	$(13,124)	$142
Foreign	5,823	19,293	25,057

Total income before provision for income taxes	$21,642	$6,169	$25,199

The components of the provision for income taxes are as follows (in thousands):

	2018	2017	2016
Current
U.S. Federal	$(305)	$793	$(152)
State and local	346	224	279
Foreign jurisdictions	4,640	7,049	8,173

	4,681	8,066	8,300
Deferred
U.S. Federal	4,673	(12,433)	1,403
State and local	127	43	976
Foreign jurisdictions	(112)	(1,067)	(366)

	4,688	(13,457)	2,013

Total (benefit) provision	$9,369	$(5,391)	$10,313

A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	2018		2017		2016
Provision for income taxes at statutory rate	$4,545	21.0%	$2,159	35.0%	$8,820	35.0%
State and local income taxes, net of federal tax benefit	374	1.7%	174	2.8%	816	3.2%
Effect of foreign income	(106)	(0.5)%	(138)	(2.2)%	(278)	(1.1)%
Stock based compensation	518	2.4%	1,011	16.4%	130	0.5%
Research credits	(258)	(1.2)%	(117)	(1.9)%	(485)	(1.9)%
Reversal of reserve for income taxes	(381)	(1.8)%	(64)	(1.0)%	(47)	(0.2)%
Federal and foreign rate changes	4	—	(16,799)	(272.3)%	—	—
Foreign tax credit valuation allowance	2,500	11.6%	5,587	90.5%	—	—
Permanent non-deductible acquisition-related expense	1,001	4.6%	1,969	31.9%	1,748	7.0%
Permanent non-deductible executive compensation expense	841	3.9%	591	9.6%	34	0.1%
Other, net	331	1.6%	236	3.8%	(425)	(1.7)%

Reported income tax (benefit) provision	$9,369	43.3%	$(5,391)	(87.4)%	$10,313	40.9%

For the year ended December 31, 2018, our effective tax rate was 43.3%. As a result of the enactment of The Act the statutory tax rate in 2018 is 21.0%. The 2018 effective tax rate included a charge of 11.6% for foreign tax credit valuation allowance, as a result of limits imposed by The Act related to foreign sourced income and the utilization of foreign tax credits. Non-deductible acquisition-related expenses, primarily from the Olapic and Swyft acquisitions, contributed a charge of 4.6% to the 2018 effective tax rate.

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

For the year ended December 31, 2016, our effective tax rate was 40.9%. The 2016 effective tax rate included a charge of 7.0% for non-deductible acquisition-related expenses primarily from the Olapic and Swyft acquisitions that are contingent on the continued employment of key employees. For financial reporting purposes, these amounts are treated as compensation expense recognized ratably over the minimum required employment periods, which range from January 2018 to August 2019. Since these transactions were accounted for as stock acquisitions, such amounts are not deductible for tax purposes.

In the year ended, December 31, 2018, the provision for income taxes included a charge of $3.0 million that was debited directly to retained earnings, rather than to the provision for income taxes for the cumulative effect adjustment related to the adoption of ASC 606 on January 1, 2018, along with a benefit of $0.2 million that was credited directly to stockholders’ equity, rather than to the provision for income taxes related to amounts recorded directly to accumulated other comprehensive income. In the year ended December 31, 2017, the provision for income taxes included a charge of $3.7 million that was debited directly to stockholders’ equity, rather than to the provision for income taxes related to amounts recorded directly to accumulated other comprehensive income, and a benefit of $0.3 million that was credited directly to stockholders’ equity, rather than to the provision for income taxes, for the cumulative effect adjustment related to our accounting policy election change for forfeitures, in connection with our adoption of ASU 2016-09 on January 1, 2017. The provision for income taxes includes an expense of $1.4 million for the year ended December 31, 2016 that was debited directly to stockholders’ equity, rather than to the provision for income taxes for the tax adjustment associated with the exercise of non-qualified stock options by employees and vesting of restricted stock. In addition, the 2016 provision does not include a benefit of $1.1 million related to other amounts recorded directly to accumulated other comprehensive income.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Compensation related deductions	$6,096	$7,593
Tax credit carryforwards	9,401	8,053
Federal, foreign and state net operating losses	3,178	6,963
Cumulative translation and foreign items	2,040	1,064
Accrued expenses and deferred revenue	1,007	977

Subtotal deferred tax assets	21,722	24,650
Valuation allowance	(8,798)	(6,921)

Total deferred income tax assets	$12,924	$17,729

Deferred tax liabilities:
Fixed assets	$1,954	$1,817
Intangible assets	10,727	16,424
Goodwill and indefinite-lived intangibles	32,802	25,599
Unrealized gain	52	708
Deferred revenue	1,703	—

Total deferred tax liabilities	$47,238	$44,548

Net deferred tax liabilities	$34,314	$26,819

Deferred tax assets and liabilities as classified in the consolidated balance sheets, based on the tax jurisdiction in which they reside as follows:
Net deferred income tax assets (1)	$769	$1,185
Net deferred income tax liabilities	(35,083)	(28,004)

Net deferred income tax liabilities	$(34,314)	$(26,819)

(1)	Included in long-term other assets in the accompanying consolidated balance sheets.

In assessing the realizability of the deferred tax assets within each jurisdiction, the primary evidence we considered included the cumulative pre-tax income for financial reporting purposes over the past three years, and the estimated future taxable income based on historical, as well as subsequent interim period operating results. After giving consideration to these factors, we concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the domestic deferred tax assets was deemed necessary at December 31, 2018 and 2017, except as described below.

A valuation allowance has been established for U.S. foreign tax credit carryforwards and potential future foreign tax credit carryforwards that may primarily be generated by Monotype Germany’s deferred tax liability related to temporary differences. As of December 31, 2018 and 2017, the valuation allowance against these credits was $8.2 million and $6.9 million, respectively. As a result of the changes in U.S. tax law related to taxation of foreign earnings, the Company has concluded that utilization of existing foreign tax credit carryforwards will be significantly limited. Factors attributing to this conclusion include the significant reduction in U.S. tax rates, along with the fact that branch earnings are subject to a separate limitation, which will significantly limit the sources of future foreign source income. Monotype Germany is a branch for U.S. tax purposes, and therefore we are eligible to claim a foreign tax credit for taxes paid to Germany. However, under The Act, foreign tax credits related to Germany may only offset income related to Monotype Germany, thus limiting the amount of foreign tax credits that may be realized. As a result of the complexity of the U.S. foreign tax credit computation, and the uncertainty related to whether we will be entitled to a foreign tax credit when the related deferred taxes are paid or accrued, we have established a valuation allowance against these credits.

A reconciliation of the Company’s gross unrecognized tax benefits at December 31, 2017 and 2018 (in thousands) is as follows:

December 31, 2015	$5,516
Increases related to:
Positions taken in prior years	147
Positions taken and acquired in the current year	930

December 31, 2016	$6,593
Increases related to:
Positions taken in prior years	34
Positions taken in the current year	553
Decreases related to:
Expiration of statute of limitations	(65)

December 31, 2017	$7,115
Increases related to:
Positions taken in the current year	846
Decreases related to:
Expiration of statute of limitations	(400)

December 31, 2018	$7,561

Of this amount of unrecognized tax benefits, approximately $5.4 million, $5.0 million and $5.1 million, if recognized, would result in a reduction of the Company’s effective tax rate at December 31, 2018, 2017 and 2016, respectively. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2018, 2017 and 2016, the Company has accrued approximately $0.2 million, $0.2 million and $0.2 million, respectively, related to interest and penalties. The tax provision for the years ended December 31, 2018, 2017 and 2016 includes a benefit of $0.1 million, tax expense of $0.1 million and expense of $0.1 million, respectively, for interest. The Company does not anticipate a significant change in the balance of uncertain tax positions over the next twelve months.

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

The Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the income of the foreign subsidiary U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or GILTI) is defined as the excess of foreign subsidiaries income over a nominal return on fixed assets. The Company was subject to this inclusion in 2018. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either accounting for the effects of the GILTI inclusion as a current period expense, when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat the effects of this provision as a period cost at December 31, 2018.

As a result of the Olapic acquisition, the Company has federal net operating loss carryforwards of $7.1 million at December 31, 2018. The net operating losses are subject to limitations under federal Internal Revenue Code Section 382. The Company also has state net operating loss carryforwards with a state tax effect of $1.9 million. These losses are also subject to limitation in certain states.

As of December 31, 2018, the Company has foreign net operating losses with a tax effect of $0.2 million.

The Company is subject to audit by the Internal Revenue Service and foreign jurisdictions for the years 2015 through 2018 and the Company and its subsidiaries state income tax returns are subject to audit for the years 2014 through 2018.

12. Net income per share

Basic and diluted earnings per share are computed pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. For the years ended December 31, 2018, 2017 and 2016, the two class method was used in the computation as it was the more dilutive of the two approaches.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income per share and a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income, as reported	$12,273	$11,560	$14,886
Less: net income attributable to participating securities	(746)	(945)	(491)

Net income available to common shareholders—basic	$11,527	$10,615	$14,395

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,880,591	41,709,787	40,927,360
Less: weighted-average shares of unvested restricted common stock outstanding	(1,617,874)	(2,090,654)	(1,521,660)

Weighted-average number of common shares used in computing basic net income per common share	40,262,717	39,619,133	39,405,700

Net income per share applicable to common shareholders—basic	$0.29	$0.27	$0.37

Numerator:
Net income available to common shareholders—basic	$11,527	$10,615	$14,395
Plus: undistributed earnings allocated to participating securities	—	—	(116)
Less: undistributed earnings reallocated to participating securities	—	—	115

Net income available to common shareholders—diluted	$11,527	$10,615	$14,394

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,880,591	41,709,787	40,927,360
Less: weighted-average shares of unvested restricted common stock outstanding	(1,617,874)	(2,090,654)	(1,521,660)
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on the treasury stock method	124,179	239,115	326,223

Weighted-average number of common shares used in computing diluted net income per common share	40,386,896	39,858,248	39,731,923

Net income per share applicable to common shareholders—diluted	$0.29	$0.27	$0.36

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, for the periods indicated, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options	491,201	602,929	710,424
Unvested restricted common stock	571,928	409,746	356,220
Unvested restricted stock units	47,480	23,922	14,963

13. Stockholders’ Equity

Share repurchases

On May 3, 2018, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through June 7, 2019. During the year ended December 31, 2018, the Company repurchased a total of 890,900 shares of its common stock for an aggregate purchase price of $17.3 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Board of Directors’ discretion.

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

Stock Compensation Plans

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

Stock options granted under the 2007 Award Plan have a maximum term of ten years from the date of grant and generally vest over four years. Option awards granted under the 2007 Award Plan must have an exercise price of no less than the fair market value of the common stock on the date of grant. The Company has granted nonqualified stock options, restricted stock awards and restricted stock units under the 2007 Plan. Awards granted under the 2007 Award Plan vest over 4 years, 3 years or 1 year. Some of the restricted stock units granted are subject to performance-based vesting conditions, and at December 31, 2018, 61.0% of the outstanding units are subject to performance-based vesting. The vesting associated with the outstanding performance-based grants is either based on the achievement of specific annual Company revenue targets or specific annual net adjusted EBITDA targets; some of those grants also have time based vesting following any achievement of the annual targets, while the others do not.

As of December 31, 2018, the Company achieved the net adjusted EBITDA target associated with some of the performance-based restricted stock units; accordingly, $1.3 million of compensation expense was recorded in the accompanying consolidated statement of income for the year then ended. The specific annual revenue target had not been met and accordingly, no compensation expense associated with this target was recorded in the year ended December 31, 2018. As of December 31, 2017, two different annual revenue targets associated with performance-based restricted stock units had been achieved; accordingly, $0.9 million of compensation expense was recorded in the consolidated statement of income for the year then ended. The remaining performance targets associated with restricted stock units had not been met, and it was determined that it was not probable that the future performance criteria will be met; therefore, there was no compensation expense recorded for these pieces of the restricted stock units in the year ended December 31, 2017. As of December 31, 2016, it was determined that two different annual revenue targets associated with the performance-based restricted stock units were probable; accordingly, $1.1 million of compensation expense was recorded in the consolidated statement of income.

As of December 31, 2018, 5,224,819 options, 4,180,657 restricted stock awards and 967,247 restricted stock units have been granted under the 2007 Award Plan. Pursuant to the terms of our 2007 Award Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2018, 2017 and 2016, the Company repurchased 194,299 shares,

181,936 shares and 123,083 shares, respectively, of unvested restricted common stock pursuant to the 2007 Award Plan.

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

As of December 31, 2018, 227,490 options, 914,010 restricted stock awards and 83,133 restricted stock units have been granted under the 2010 Inducement Plan. Pursuant to the terms of our 2010 Inducement Plan, we automatically reacquire any unvested restricted shares at their original price from the grantee upon termination of employment. In the years ended December 31, 2018, 2017 and 2016, we repurchased 107,945 shares, 128,379 shares and 80,000 shares respectively, of our unvested restricted common stock in accordance with the 2010 Inducement Plan.

Stock based Compensation

The following presents the impact of stock based compensation expense on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Marketing and selling	$6,993	$9,553	$7,377
Research and development	4,154	4,306	4,087
General and administrative	6,641	6,261	5,807

Total expensed	$17,788	$20,120	$17,271
Property and equipment	27	147	—

Total stock based compensation	$17,815	$20,267	$17,271

In the years ended December 31, 2018, 2017 and 2016, approximately $27 thousand, $0.1 million and $0, respectively, of stock based compensation was capitalized, along with other certain employee related costs, as part of internal software development projects, and these amounts are included in property and equipment, net in our consolidated balance sheets.

As of December 31, 2018, the Company had $24.1 million of unrecognized compensation expense related to employees and directors unvested stock option awards, restricted share awards and restricted stock units that are expected to be recognized over a weighted-average period of 2.1 years.

Stock Option Awards

Stock option activity for all plans for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted- Average Price per Share	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2017	1,021,388	$20.30
Granted	—	$—
Exercised	(261,207)	$13.63
Expired	(2,078)	$15.11
Forfeited	(79,364)	$27.28

Outstanding at December 31, 2018	678,739	$21.89	$849	4.5

Exercisable at December 31, 2018	639,655	$21.73	$849	4.4

Vested and expected to vest at December 31, 2018 (2)	678,739	$21.89	$849

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying options and the quoted price of our shares of common stock on December 31, 2018.

(2)	Represents the number of vested options as of December 31, 2018, plus the number of unvested options at December 31, 2018 that are ultimately expected to vest.

The aggregate intrinsic value of exercised options in the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $2.1 million and $3.3 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

Unvested Restricted Stock Awards

Unvested restricted stock award activity for the year ended December 31, 2018 is presented below:

	Shares	Weighted- Average Fair Value Per Share
Unvested shares outstanding at December 31, 2017	1,875,278	$22.63
Granted	503,273	$23.21
Vested	(906,364)	$22.93
Forfeited	(302,244)	$23.97

Unvested shares outstanding at December 31, 2018	1,169,943	$22.31

The fair value of shares vested during 2018, 2017 and 2016 was $19.0 million, $12.0 million and $8.5 million, respectively.

Unvested Restricted Stock Units

Unvested restricted stock unit activity for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1) (in thousands)	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2017	564,527	$22.37	$13,605	0.7
Granted	120,131	$23.67
Converted	(104,444)	$28.49
Expired	—	$—
Forfeited	(354,545)	$20.43

Outstanding at December 31, 2018	225,669	$23.27	$3,502	0.8

Expected to convert at December 31, 2018 (2)	177,043	$23.03	$2,748

(1)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying units and the quoted price of our shares of common stock on December 31, 2018.

(2)	Represents the number of unvested restricted stock units as of December 31, 2018 that are ultimately expected to vest based on our probability of achievement.

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

	Year Ended December 31,
	2018	2017	2016
Creative Professional	$159,119	$130,595	$102,381
OEM	87,618	105,194	101,060

Total	$246,737	$235,789	$203,441

Geographic segment information

We market our products and services through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. Effective January 1, 2017, our presentation of geographic revenue was changed to better align with how our business operates. As a result, we report revenue based on the geographic location of our customers, rather than based on the location of our subsidiary receiving such revenue. For example, licenses may be sold to large international companies which may be headquartered in the Republic of Korea, but the sales are received and recorded by our subsidiary located in the United States. Historically, in the table below such revenues would be included in the revenue for the United States, whereas for our new presentation, such revenues would be reported in the Republic of Korea and included in the revenue for Rest of World. Geographic revenue for the year ended 2016 has been restated to conform to this presentation. The following summarizes revenue by location:

	Year Ended December 31,
	2018		2017		2016
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$112,610	45.6%	$101,565	43.1%	$84,895	41.7%
Europe, Middle East and Africa (EMEA)	61,201	24.8	57,147	24.2	44,770	22.0
Japan	48,072	19.5	58,566	24.8	53,620	26.4
Rest of World	24,854	10.1	18,511	7.9	20,156	9.9

Total	$246,737	100.0%	$235,789	100.0%	$203,441	100.0%

Long-lived assets, which include property and equipment, goodwill and intangibles, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	December 31,
	2018	2017
Long-lived assets:
United States	$303,046	$314,930
United Kingdom	3,484	4,004
Germany	54,357	58,319
Asia (including Japan)	4,139	3,497

Total	$365,026	$380,750

15. Restructuring

In December 2017, the Company implemented a restructuring plan to accelerate the integration of the Olapic business into the core of Monotype in an effort to improve operational efficiencies and to align its investment in the Olapic business to better support it over time. The plan provided for the elimination of 89 positions worldwide. As part of this plan, the Company recorded charges of approximately $3.0 million for severance and termination benefits and $0.2 million of facilities and associated costs. This restructuring was completed in the third quarter of 2018.

On June 6, 2018, the Company implemented a restructuring plan, under which the Company will reduce headcount in certain areas of the Company, made the decision to cease sales and marketing of the Swyft product and service line and to close a regional office, all in an effort to improve operational efficiencies. The plan provided for the elimination of approximately 50 positions worldwide across a variety of functions, with a concentration within engineering, as well as sales and marketing. To date, the Company recorded net charges totaling $6.8 million related to severance and termination benefits, net of stock based compensation reversal, the write off of goodwill and intangible assets attributable to Swyft, the acceleration of the final deferred compensation payment to the founders of Swyft, and charges associated with the office closure. We reversed $1.4 million of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. See Note 5 for further details regarding the write off of goodwill and the intangible asset disposal. This restructuring plan was completed by December 31, 2018, other than the payment of deferred termination benefits to certain terminated employees.

The Company continues to refine its cost structure, and in December 2018, implemented a restructuring plan in an effort to improve operational efficiencies. The plan provided for the elimination of 15 positions worldwide, including two of the Olapic founders. The Company recorded charges of approximately $1.0 million for severance and termination benefits associated with this plan and $0.9 million of accelerated expense associated with the final deferred compensation payment in connection with the departure of those founders. In addition, we recorded $0.9 million of additional stock based compensation expense associated with the acceleration of the vesting of those departing founders’ equity grants in accordance with the separation agreements. We expect this restructuring plan to be completed by the second quarter of 2019, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the details of the restructuring expense line item within our consolidated statements of income (in thousands):

	Year Ended December 31,
	2018	2017
Severance and termination benefits	$5,370	$3,005
Reversal of stock based compensation expense	(1,402)	—
Accelerated stock based compensation expense	854	—
Accelerated deferred compensation	1,444	—
Office closure	80	180
Intangible assets impairment	2,623	—
Write off of allocated goodwill	600	—

Total restructuring	$9,569	$3,185

The following presents a roll forward of the restructuring reserves and provision activity (in thousands):

	Personnel related	Facilities related	Total
Restructuring reserve at January 1, 2017	$—	$—	$—
Restructuring charges	3,185	—	3,185
Cash payments	(1,697)	—	(1,697)

Restructuring reserve at December 31, 2017	1,488	—	1,488
Restructuring charges	5,370	80	5,450
Cash payments	(3,841)	(80)	(3,921)
Foreign currency exchange rate changes	(49)	—	(49)

Restructuring reserve at December 31, 2018	$2,968	$—	$2,968

Future cash expenditures related to the restructuring are expected to be approximately $2.3 million, net of tax savings. We expect the restructuring plan to be completed by the first quarter of 2019, other than the payment of deferred termination benefits to certain terminated employees.

16. Commitments and Contingencies

Operating Leases

We conduct operations in facilities under operating leases expiring through 2025. In accordance with the lease terms, we pay real estate taxes and other operating costs. Our leases in New York, Massachusetts, Germany, India, South Korea and Japan contain renewal options. The Company’s future minimum payments under non-cancelable operating leases, including facilities, and where customary, vehicles, as of December 31, 2018 are approximately as follows (in thousands):

Years ending December 31:
2019	$4,728
2020	3,131
2021	2,806
2022	2,652
2023	1,256
Thereafter	2,004

Total	$16,577

Certain of our operating leases include escalating rental payments and lease incentives such as free rent. We record rent expense on a straight-line basis over the contractual life of the lease. Rent expense charged to operations was approximately $5.1 million, $5.8 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed-upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of December 31, 2018 and 2017.

17. Supplementary Financial Data (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$71,398	$57,969	$60,687	$56,683	$65,016	$60,507	$57,801	$52,465
Gross profit	60,782	47,715	49,871	43,383	54,008	49,903	46,779	42,809
Net income (loss)	9,456	3,321	695	(1,199)	11,870	1,261	(496)	(1,075)
Net income (loss) available to common shareholders—basic	9,151	3,143	666	(1,199)	11,304	1,196	(496)	(1,075)
Net income (loss) available to common shareholders—diluted	9,151	3,143	666	(1,199)	11,306	1,195	(496)	(1,075)
Income (loss) per common share:
Basic	$0.23	$0.08	$0.02	$(0.03)	$0.28	$0.03	$(0.01)	$(0.03)
Diluted	$0.23	$0.08	$0.02	$(0.03)	$0.28	$0.03	$(0.01)	$(0.03)

In the three months ended June 30, 2018, we implemented a restructuring plan which included the disposal of the Swyft business, among other actions taken, and in the three months ended December 31, 2018, another restructuring plan was implemented. See Note 15 for further details.

18. Subsequent Events

Stock Purchase Program

Subsequent to December 31, 2018, the Company purchased 237,000 shares of common stock for $3.9 million, at an average price per share of $16.60 through February 19, 2019. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At February 19, 2019, $3.7 million remains for future purchase under the Plan.

Dividend Declaration

On February 13, 2019 the Company’s Board of Directors declared a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for April 1, 2019 and the dividend is payable to shareholders on April 18, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

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

To the shareholders and the Board of Directors of

Monotype Imaging Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monotype Imaging Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 10 is incorporated herein by reference from our proxy statement in connection with our 2019 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 11, including specifically the “Compensation Committee Report,” is incorporated herein by reference from our proxy statement in connection with our 2019 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 12 is incorporated herein by reference from our proxy statement in connection with our 2019 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 13 is incorporated herein by reference from our proxy statement in connection with our 2019 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Item 14 is incorporated herein by reference from our proxy statement in connection with our 2019 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

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

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 20, 2016 by and among Monotype Imaging Inc., Project Wave Acquisition Sub Inc., Olapic, Inc. and Shareholder Representative Services LLC as the Stockholders’ Representative	Form 8-K	July 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Form S-1, Amendment No. 5 (File No. 333-140232)	July 10, 2007

3.2	Amended and Restated By-Laws of the Registrant	Form S-1, Amendment No. 4 (File No. 333-140232)	July 5, 2007

3.3	Amendment No. 1 to the Amended and Restated By-Laws	Form 8-K	November 7, 2008

3.4	Amendment No. 2 to the Amended and Restated By-Laws	Form 8-K	December 21, 2016

4.1	Specimen Stock Certificate	Form 10-K	February 28, 2017

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

4.2	Registration Rights Agreement by and among Monotype Imaging Holdings Corp., the Investors and the Management Stockholders named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.3	Stockholders Agreement by and among Monotype Imaging Holdings Corp., the Management Stockholders and the Investors named therein, dated as of November 5, 2004	Form S-1 (File No. 333-140232)	January 26, 2007

4.4	Amendment No. 1 to Registration Rights Agreement by and among Monotype Imaging Holdings Corp., and Investors and the Management Stockholders named therein, dated as March 31, 2008	Form S-1 (File No. 333-150034)	April 2, 2008

10.1	Third Amended and Restated 2007 Stock Option and Incentive Plan	Form S-8 (File No. 333-217571)	May 1, 2017

10.2	Form of Non-Qualified Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.3	Form of Incentive Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.4	Form of Restricted Stock Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.5	Form of Restricted Stock Unit Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan	Form 10-Q	July 31, 2017

10.7	2010 Inducement Stock Plan	Form S-8 (File No. 333-171036)	December 8, 2010

10.8	First Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.9	Second Amendment to Monotype Imaging Holdings Inc. 2010 Inducement Stock Plan	Form 10-K	February 27, 2018

10.10	Form of Non-Qualified Option Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.11	Form of Restricted Stock Agreement under the 2010 Inducement Plan	Form 10-Q	October 31, 2016

10.12	Form of Restricted Stock Unit Agreement under the 2010 Inducement Plan	Form S-8 (File No. 333-212768)	July 29, 2016

10.13	Equity Award Grant Policy, as amended	Form 10-Q	July 31, 2017

10.14	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Scott E. Landers	Form 8-K	January 3, 2017

10.15	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Benjamin Semmes III	Form 8-K	January 3, 2017

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.16	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Steven Martin	Form 8-K	January 3, 2017

10.17	Amended and restated employment agreement, dated January 1, 2017, by and between Monotype Imaging Inc. and Janet Dunlap	Form 8-K	January 3, 2017

10.18	Employment Agreement, effective January 3, 2017, by and between Monotype Imaging Inc. and Anthony Callini	Form 8-K	January 3, 2017

10.19	Form of Indemnification Agreement between Monotype Imaging Inc. and certain of its Directors and Officers	Form S-1 (File No. 333-140232)	January 26, 2007

10.20	Change in Control Severance Pay Plan	Form 10-Q	October 31, 2013

10.21	Lease, dated as of January 5, 2005, between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., as amended	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.22	Third Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of March 4, 2008	Form 10-K	March 27, 2008

10.23	Fourth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of December 2, 2009	Form 10-K	March 5, 2010

10.24	Fifth Amendment to Lease by and between Acquiport Unicorn, Inc. and Monotype Imaging, Inc., dated as of May 2, 2014	Form 10-Q	July 28, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.25	Lease, dated October 8, 2015, between WFP Tower D Co. L.P. and Olapic, Inc.	Form 10-Q	October 31, 2016

10.26	Lease, dated October 14, 2016, between Pawan Impex Private Limited and Monotype Solutions India Private Limited	Form 10-Q	October 31, 2016

10.27	Lease, dated November 7, 2016, between Saires S.A.C.I.F.I.A. and Olapic Argentina S.A.	Form 10-K	February 28, 2017

10.28	Stock Purchase Agreement by and among Agfa Corp., Agfa Monotype Corporation and Imaging Acquisition Corporation, dated as of November 5, 2004	Form S-1, Amendment No. 1 (File No. 333-140232)	February 8, 2007

10.29	Credit Agreement by and among Monotype Imaging Holdings Inc., as Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Silicon Valley Bank, as Agent, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.30	Guaranty and Collateral Agreement by and among the Guarantors (as defined therein) and Silicon Valley Bank, dated as of September 15, 2015.	Form 8-K	September 18, 2015

10.31	Executive Incentive Bonus Plan	Form 10-Q	November 2, 2018

10.32	Agreement and Plan of Merger by and among the Registrant, MIHC Merger Sub Inc. and Monotype Imaging Holdings Corp., dated as of August 24, 2005	Form S-1 (File No. 333-140232)	January 26, 2007

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

10.33	Stock Purchase Agreement by and among Monotype Imaging Inc. and certain stockholders of China Type Design Limited, dated as of July 28, 2006	Form S-1 (File No. 333-140232)	January 26, 2007

10.34	Purchase Agreement for the Sale of Shares in Linotype GmbH by and among Heidelberger Druckmaschinen Aktiengesellschaft, Blitz 06-683 GmbH and Monotype Imaging Holdings Corp., dated as of August 1, 2006	Form S-1, Amendment No. 2 (File No. 333-140232)	April 13, 2007

10.35	Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation	Form 8-K	November 10, 2011

14.1	Code of Business Conduct and Ethics	Form 10-Q	October 31, 2014

21.1	List of Subsidiaries	Form 10-K	February 28, 2017

23.1	Consent of Independent Registered Public Accounting Firm *

23.2	Consent of Independent Registered Public Accounting Firm *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2019.

MONOTYPE IMAGING HOLDINGS INC.

By:	/s/ SCOTT E. LANDERS
Scott E. Landers
President and Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

KNOWN ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Scott E. Landers and Anthony Callini such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT E. LANDERS Scott E. Landers	President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 25, 2019

/s/ ANTHONY CALLINI Anthony Callini	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting Officer and Principal Financial Officer)	February 25, 2019

/s/ PAMELA F. LENEHAN Pamela F. Lenehan	Chair of the Board of Directors	February 25, 2019

/s/ EILEEN A. CAMPBELL Eileen A. Campbell	Director	February 25, 2019

/s/ GAY W. GADDIS Gay W. Gaddis	Director	February 25, 2019

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 25, 2019

/s/ PETER J. SIMONE Peter J. Simone	Director	February 25, 2019

/s/ DENISE F. WARREN Denise F. Warren	Director	February 25, 2019

/s/ TIMOTHY B. YEATON Timothy B. Yeaton	Director	February 25, 2019

MONOTYPE IMAGING HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (benefit) to Costs and Expenses	Deductions	Balance at End of Period
Reserves for Accounts Receivable:
Year ended December 31, 2018	$634	$631	$(773)	$492
Year ended December 31, 2017	467	928	(761)	$634
Year ended December 31, 2016	264	478	(275)	467