Form 10-Q
period 2019-03-31
Monotype Imaging Holdings Inc.
filed 2019-04-26
CIK 1385292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of April 19, 2019 was 41,373,437.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,354	$60,106
Restricted cash	6,000	6,000
Accounts receivable, net of allowance for doubtful accounts of $455 at March 31, 2019 and $492 at December 31, 2018, respectively	46,083	55,943
Income tax refunds receivable	5,726	5,122
Prepaid expenses and other current assets	7,672	6,473

Total current assets	111,835	133,644
Right of use asset	13,432	—
Property and equipment, net	12,881	14,105
Goodwill	275,466	276,222
Intangible assets, net	72,823	74,699
Other assets	9,714	8,986

Total assets	$496,151	$507,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,325	$1,719
Accrued expenses and other current liabilities	30,182	43,840
Accrued income taxes payable	190	510
Deferred revenue	11,941	10,337
Lease liability	3,621	—

Total current liabilities	48,259	56,406
Revolving line of credit	70,000	75,000
Other long-term liabilities	1,649	3,102
Deferred income taxes	35,697	35,083
Reserve for income taxes	—	2,471
Lease liability	11,229	—
Accrued pension benefits	5,829	5,888
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued 46,397,404 at March 31, 2019 and 45,803,288 at December 31, 2018	46	46
Additional paid-in capital	324,027	319,486
Treasury stock, at cost, 4,955,996 shares at March 31, 2019 and 4,504,236 shares at December 31, 2018	(91,329)	(83,518)
Retained earnings	97,458	99,605
Accumulated other comprehensive loss	(6,714)	(5,913)

Total stockholders’ equity	323,488	329,706

Total liabilities and stockholders’ equity	$496,151	$507,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
License revenue	$41,872	$45,867
Service revenue	9,484	10,816

Total revenue	51,356	56,683
Cost of revenue—license	6,802	9,612
Cost of revenue—service	2,801	2,824
Cost of revenue—amortization of acquired technology	857	864

Total cost of revenue	10,460	13,300

Gross profit	40,896	43,383
Operating expenses:
Marketing and selling	17,130	20,089
Research and development	7,441	9,296
General and administrative	12,019	15,618
Restructuring	(24)	194
Amortization of other intangible assets	832	1,024

Total operating expenses	37,398	46,221

Income (loss) from operations	3,498	(2,838)
Other (income) expense:
Interest expense	908	852
Interest income	(137)	(124)
Loss (gain) on foreign exchange	66	(34)
Loss on derivatives	95	136
Other	45	(4)

Total other expense, net	977	826

Income (loss) before benefit from income taxes	2,521	(3,664)
Benefit from income taxes	(139)	(2,465)

Net income (loss)	$2,660	$(1,199)

Net income (loss) available to common stockholders—basic	$2,514	$(1,199)

Net income (loss) available to common stockholders—diluted	$2,514	$(1,199)

Net income (loss) per common share:
Basic	$0.06	$(0.03)

Diluted	$0.06	$(0.03)

Weighted-average number of shares outstanding:
Basic	40,004,354	40,005,789
Diluted	40,066,059	40,005,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$2,660	$(1,199)
Other comprehensive income, net of tax:
Unrecognized actuarial gain, net of tax of $5 and $5, respectively	16	19
Foreign currency translation adjustments, net of tax of ($276) and $356, respectively	(817)	1,325

Comprehensive income	$1,859	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	45,803,288	$46	4,504,236	$(83,518)	$319,486	$99,605	$(5,913)	$329,706
Net income						2,660		2,660
Issuance of capital shares
—restricted share grants	483,952	—			—			—
—exercised options	48,486	—			322			322
—restricted units converted	61,678	—			—			—
Repurchase of unvested shares of restricted common stock			19,360	—				—
Purchase of treasury stock			370,500	(6,590)				(6,590)
Shares withheld			61,900	(1,221)				(1,221)
Stock based compensation					4,219			4,219
Dividends declared ($0.116 per share)						(4,807)		(4,807)
Unrecognized actuarial loss, net of tax							16	16
Cumulative translation adjustment, net of tax							(817)	(817)

Balance, March 31, 2019	46,397,404	$46	4,955,996	$(91,329)	$324,027	$97,458	$(6,714)	$323,488

Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368
Net loss						(1,199)		(1,199)
Issuance of capital shares
—restricted share grants	392,352	—			—			—
—exercised options	186,783	—			2,648			2,648
—restricted units converted	74,484	—			—			—
Repurchase of unvested shares of restricted common stock			153,344	—				—
Shares withheld			50,128	(1,211)				(1,211)
Stock based compensation					4,262			4,262
Dividends declared ($0.116 per share)						(4,893)		(4,893)
Cumulative adjustment, ASC 606 adoption						8,950		8,950
Unrecognized actuarial loss, net of tax							19	19
Cumulative translation adjustment, net of tax							1,325	1,325

Balance, March 31, 2018	45,587,983	$44	3,419,116	$(65,294)	$305,023	$100,673	$(1,177)	$339,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$2,660	$(1,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,169	3,249
Loss on extinguishment of debt	34	—
Loss on retirement of assets	13	9
Amortization of deferred financing costs and accretion of interest	43	55
Stock based compensation	4,219	4,247
Provision for doubtful accounts	91	191
Deferred income taxes	881	(4,582)
Unrealized currency gain on foreign denominated intercompany transactions	(265)	(575)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,789	7,783
Prepaid expenses and other assets	(1,709)	(1,321)
Accounts payable	598	1,463
Income tax refunds receivable	(604)	(716)
Accrued income taxes	(2,842)	26
Accrued expenses and other liabilities	(13,054)	(4,179)
Deferred revenue	1,072	3,045

Net cash provided by operating activities	4,095	7,496

Cash flows from investing activities
Purchases of property and equipment	(411)	(1,463)
Purchases of intangible assets	—	(160)

Net cash used in investing activities	(411)	(1,623)

Cash flows from financing activities
Net payments on revolving line of credit	(5,200)	(3,000)
Proceeds from line of credit, net of issuance costs	42	—
Common stock dividends paid	(4,791)	(4,712)
Purchase of treasury stock	(6,590)	—
Payments for employee taxes on shares withheld	(1,221)	(1,210)
Proceeds from exercises of common stock options	322	2,648

Net cash used in financing activities	(17,438)	(6,274)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	943

(Decrease) increase in cash, cash equivalents and restricted cash	(13,752)	542
Cash, cash equivalents and restricted cash at beginning of period	66,106	100,809

Cash, cash equivalents and restricted cash at end of period	$52,354	$101,351

Noncash transactions:
Borrowing under revolving line of credit	$158	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

We are headquartered in Woburn, Massachusetts and we operate in one business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At March 31, 2019, we conduct our operations through four domestic operating subsidiaries, Monotype Imaging Inc., Monotype ITC Inc. (“ITC”), MyFonts Inc. (“MyFonts”) and Olapic, Inc., and six foreign operating subsidiaries, Olapic Argentina S.A., Monotype Ltd. (“Monotype UK”), Monotype GmbH (“Monotype Germany”), Monotype Solutions India Pvt. Ltd. (“Monotype India”), Monotype Hong Kong Ltd. (“Monotype Hong Kong”) and Monotype KK (“Monotype Japan”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented

We have elected to present the analysis of changes in stockholders’ equity quarterly in statement form for the current and comparative year to date interim periods and state the amount of dividends per share in the aggregate for each class of shares in accordance with the provisions in Regulation S-X, Rule 8-03(a)(5) and 10-01(a)(7).

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, as reported in the Company’s Annual Report on Form 10-K. The Company’s significant accounting policies and practices are as described in the Annual Report, except for the adoption of the accounting standards described in Note 3 below.

Statement of Operations

We classify cloud-based subscriptions and other services, such as font related services, custom font design and post contract support as service revenue on our condensed consolidated statements of operations. All other revenue is classified as license revenue.

For the quarter ended March 31, 2018, to conform to current year presentation, we reclassified restructuring charges to disclose the expense amount separately from other operating expenses. Previously the expense amounts were included within the following other operating expense line items:

Three Months Ended March 31, 2018
Marketing and selling	$(24)
Research and development	146
General and administrative	72

Total	194

See Note 14 for further details.

3. Recently Issued Accounting Pronouncements

Adopted

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, (“ASU 2016-02”) which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU

2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2018.

We adopted ASU 2016-02 on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allows us to carryforward the historical lease classification. We also elected the practical expedient that allows an accounting policy election to exclude right of use assets and lease obligations from the balance sheet for all leases with an initial term of 12 months or less.

As permitted in the standard, the Company is using a modified retrospective approach, where current periods are shown under the new standard, while comparative periods are shown under Accounting Standard Codification No. 840, Leases (prior to the adoption of ASU 2016-02), where entities recognize a cumulative effect to retained earnings at the date of adoption without restating prior periods’ balances or disclosures.

The adoption of ASU 2016-02 on January 1, 2019, had a material impact on our consolidated balance sheet, but did not have a material impact on our consolidated statements of income or cash flows. The most significant impact of the adoption of ASU 2016-02 was the recognition of additional right-of-use assets and lease liabilities for operating leases. At adoption, the Company recognized right-of-use assets of approximately $14.4 million and total lease liabilities of $15.9 million.

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance simplifies the application of the hedge accounting guidance in current GAAP and improves the financial reporting of hedging relationships by allowing entities to better align their risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods. We adopted ASU 2017-12 on January 1, 2019 and there was no material impact on our consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act (“The Act”). The new standard is effective for annual and interim periods beginning after December 15, 2018. We adopted this pronouncement on January 1, 2019 and elected to not reclassify the stranded federal corporate tax rate effects to retained earnings, which amount to approximately $0.6 million.

Pending

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation of Cost Incurred in a Cloud Computing Arrangement that is Considered a Service Contract, (“ASU 2018-15”). This update clarifies the accounting for implementation costs related to a cloud computing arrangement that is a service contract previously defined in ASU 2015-05. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-15; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Nature of Licenses and Services & Timing of Revenue Recognition

Creative Professional Revenue

Our Creative Professional revenue is primarily derived from rights to use font licenses, custom font design services, our web font and digital ad related services (which includes our web font services and web design tools), and hosted software as a service, or SaaS, offerings. We license fonts directly to end-users through our direct sales organization, e-commerce websites and indirectly through third-party resellers. Our customers include graphic designers, advertising agencies, media organizations and corporations.

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

OEM Revenue

Our OEM revenue is derived substantially from printer imaging, printer driver and display imaging products and primarily relates to licenses providing our customers the right to embed our fonts and technology in their products over a certain term. Under our OEM licensing arrangements, we either receive a fixed fee as specified under the license arrangement or a royalty for each product unit incorporating our fonts and technology that is shipped by our OEM customers. Although significantly less than royalties from per-unit shipments and fixed fees from OEM customers, we also receive revenue from software application and operating systems vendors, who include our fonts and technology in their products and for font development. Revenue from per-unit royalty contracts is estimated and recognized in the period that the royalty-bearing event or sale by our OEM customer occurs. Revenue from fixed fee licenses is generally recognized upfront at the point in time when the software embodying the font is shipped or made available to the customer. Certain OEM contracts may include customer support services and unspecified updates for our font technology which is a distinct stand-ready performance obligation and recognized ratably over the service period. Many of our per-unit royalty licenses continue for the duration that our OEM customers ship products that include our technology, unless terminated for breach. Other licenses have terms that typically range from one fiscal quarter to five years, and usually provide for automatic or optional renewals.

Disaggregated Revenue

The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (see Note 13 for further information regarding revenue by major markets and revenue by geography):

	March 31, 2019			March 31, 2018
	Creative Professional	OEM	Total	Creative Professional	OEM	Total
License revenue:
License transferred in point in time	$24,139	$17,733	$41,872	$24,879	$20,333	$45,212
License transferred over time	—	—	—	655	—	655
Service revenue:
Service transferred in point in time	432	196	628	470	656	1,126
Service transferred over time	8,192	664	8,856	8,994	696	9,690

Total	$32,763	$18,593	$51,356	$34,998	$21,685	$56,683

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

With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit basis, we deliver the licenses and based on ongoing discussions with the customer, will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation or products, etc.). Revenue related to the estimation of per-unit royalties was $5.7 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price allocated to performance obligations consists principally of amounts billed for undelivered services that are included in deferred revenue, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable). Substantially all the long-term amount is expected to be recognized as revenue within the following 24 month period. The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2019 and December 31, 2018 are in the table below (in thousands):

	March 31, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total
Deferred revenue	$11,941	$1,018	$12,959	$10,337	$1,552	$11,889
Unbilled backlog	4,490	1,406	5,896	5,666	1,837	7,503

Total	$16,431	$2,424	$18,855	$16,003	$3,389	$19,392

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable, or contract asset, when revenue is recognized prior to invoicing when we have an enforceable right to payment. When invoicing occurs prior to revenue recognition, we have unearned revenue, or contract liabilities, presented on our condensed consolidated balance sheet as “deferred revenue” within deferred revenue and other long-term liabilities, as appropriate at March 31, 2019 and December 31, 2018. When invoicing occurs after revenue recognition, we have earned revenue, or contract assets, presented on our condensed consolidated balance sheet as “unbilled receivables” within accounts receivable and other assets, as appropriate at March 31, 2019 and December 31, 2018.

Revenue recognized during the three months ended March 31, 2019 and March 31, 2018 from amounts included in deferred revenue at the beginning of the periods were approximately $5.7 million and $6.8 million, respectively. Revenue recognized during the three month ended March 31, 2019 and March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, is approximately $5.7 million and $4.3 million, respectively. During the three months ended March 31, 2019 and March 31, 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the three months ended March 31, 2019 and March 31, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of March 31, 2019 was $3.8 million, of which $0.7 million was short-term and has been included in prepaid expenses and other current assets and $3.1 million was long term and has been included in other assets in our condensed consolidated balance sheet. The amount capitalized for incremental costs to obtain contracts as of December 31, 2018 was $3.6 million, of which $0.7 million was short-term and has been included in prepaid expenses and other current assets and $2.9 million was long term and has been included in other assets in our condensed consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment; however, no impairment existed as of March 31, 2019 or as of December 31, 2018. The amount of capitalized costs related to contracts which were terminated on or before March 31, 2019, due to the customer exercising an opt-out clause or the cancellation of an anticipated renewal was not material and was charged to operating expenses in the first quarter of 2019.

We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there are no capitalized costs related to costs to fulfill a contract as of March 31, 2019 or as of December 31, 2018.

5. Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of contractual agreements are classified on our balance sheet based on relevant restrictions. At March 31, 2019 and December 31, 2018, we had $6.0 million and $6.0 million, respectively, of cash held in escrow to be used for payments due in 2019 in connection with the Olapic, Inc. acquisition.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Consolidated balance sheet classification:
Cash and cash equivalents	$46,354	$85,351
Restricted cash, short term	6,000	10,000
Restricted cash, long term	—	6,000

Total cash, cash equivalents and restricted cash	$52,354	$101,351

6. Fair Value Measurements

The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$14,038	$14,038	$—	$—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total current assets	$20,038	$20,038	$—	$—

Total assets	$20,038	$20,038	$—	$—

	Fair Value Measurement at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$28,940	$28,940	$—	$—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total current assets	$34,940	$34,940	$—	$—

Total assets	$34,940	$34,940	$—	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time as contingent consideration. The fair value of our cash equivalents are either based on quoted prices for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance risk and that of our counterparties. At March 31, 2019, we had one 30-day forward contract to sell 2.6 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2018, we had one 30-day forward contract to sell 2.7 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.

The Company’s non-financial assets and non-financial liabilities subject to non-recurring measurements include goodwill and intangible assets.

7. Intangible Assets

Intangible assets as of March 31, 2019 and December 31, 2018 were as follows (dollar amounts in thousands):

	Weighted- Average Amortization Period (Years)	March 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$64,711	$(55,797)	$8,914	$64,822	$(55,288)	$9,534
Acquired technology	11	68,745	(53,693)	15,052	68,823	(52,747)	16,076
Non-compete agreements	4	13,611	(13,136)	475	13,636	(13,073)	563
Indefinite-lived intangible assets:
Trademarks		43,982	—	43,982	44,126	—	44,126
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$195,449	$(122,626)	$72,823	$195,807	$(121,108)	$74,699

8. Leases

We have operating leases for corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 6 years, some of which contain options to extend the leases for up to 5 years and some which include options to terminate the leases within 1 year. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We determine if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use (“ROU”) assets and the short-term and long-term lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Pursuant to the terms of the lease agreement for the Company’s NY office, the Company obtained a standby letter-of-credit in the amount of approximately $0.5 million as security on the lease obligation. The letter-of credit is a reduction of the available borrowings under the Credit facility.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Finance lease cost	$—	$—
Operating lease cost	1,154	—
Short-term lease cost	—	—
Variable lease cost	52	—

Total lease cost	1,206	—

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,224	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—

Supplemental balance sheet information related to leases was as follows (in thousands except remaining lease term and discount rate):

	Three Months Ended March 31,
	2019	2018
Weighted average remaining lease term
Operating leases	4.72 years	—

Weighted average discount rate
Operating leases	3.93%	—

As of March 31, 2019, we have additional operating leases, primarily for corporate offices, that have not yet commenced of $1.8 million. These operating leases will commence in 2019 with lease terms of 2 to 5 years.

Maturities of operating lease liabilities were as follows (in thousands):

Twelve months ending March 31:

2019	$4,144
2020	3,409
2021	3,237
2022	2,650
2023	1,145
Thereafter	1,718

Total future minimum lease payments	$16,303
Less: amounts representing interest	(1,145)

Total lease liabilities	$14,850
Less: current operating lease liability	(3,621)

Long-term operating lease liability	$11,229

Maturities of lease liabilities as of December 31, 2018 were as follows:

Years ending December 31:

2019	$4,728
2020	3,131
2021	2,806
2022	2,652
2023	1,256
Thereafter	2,004

Total	$16,577

9. Debt

On March 22, 2019, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., (“the Borrower”), any financial institution that becomes a Lender and Bank of America, N.A., as administrative agent. Pursuant to the New Credit Agreement the Lenders have agreed to provide the Borrower with a five-year $200.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $300.0 million. The Credit Facility provides more flexibility in addition to an increased borrowing capacity and extended terms, as defined above. The New Credit Agreement replaced the Company’s existing $150.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Silicon Valley Bank. The Original Credit Agreement was terminated effective March 22, 2019 and was scheduled to expire on September 15, 2020. The Company had $75.0 million outstanding under the Original Credit Agreement at December 31, 2018. Available borrowings under the Original Credit Agreement were reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million available for borrowings at December 31, 2018. At March 31, 2019, the Company had $70.0 million outstanding under the Credit Facility. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $129.5 million available for borrowings at March 31, 2019.

Borrowings under the Credit Facility bear interest through March 21, 2024 at a variable rate per annum equal to LIBOR plus between 1.0% and 1.625%, or at the Borrower’s option, the higher of (i) the prime rate as announced by Bank of America and (ii) 0.5% plus the overnight federal funds rate, plus in each case, between 0.0% and 0.625%, with the exact interest rate margin determined based on the consolidated leverage ratio. The Company is required to pay a commitment fee, based on the consolidated leverage ratio, equal to 0.175%, 0.20%, 0.225% or 0.25% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $0.9 million, which have been accounted for as deferred financing costs, that, together with approximately $0.3 million of unamortized deferred financing costs associated with loan syndicate lenders who participated in the new facility, will be amortized to interest expense over the term of the New Credit Agreement. In addition, $34 thousand of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the first quarter of 2019.

The New Credit Agreement includes financial covenants which require the Company to maintain (i) a consolidated leverage ratio of no greater than 3.25 to 1.0 or, upon a qualified acquisition subject to certain conditions, 3.75 to 1.0 and (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.0. At March 31, 2019, our consolidated leverage ratio was 0.72 to 1.0 and our consolidated interest coverage ratio was 18.61 to 1.0. The New Credit Agreement also contains customary affirmative and negative covenants for transactions of this type and other affirmative and negative covenants agreed to by the parties, including, among others, limits on the Company and its subsidiaries’ ability to incur debt or liens, engage in sale-leaseback transactions, make loans, investments and acquisitions, incur additional indebtedness, engage in mergers, enter into asset sales, transact with affiliates and alter its business. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, minus capitalized research and development expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided, however that the aggregate of all cash non-operating expense shall not exceed 10% of Consolidated EBITDA. The New Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. The obligations of the Borrower under the Credit Facilities are unconditionally guaranteed by the Company and certain subsidiaries and secured by a lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to limited exceptions and exclusions.

10. Income Taxes

A reconciliation of income taxes computed at federal statutory rates to income tax expense (benefit) is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
Provision (benefit) from income taxes at statutory rate	$529	21.0%	$(770)	21.0%
State and local income taxes, net of federal tax benefit	53	2.1%	(78)	2.1%
Impact of foreign income (loss)	90	3.6%	(1,237)	33.8%
Foreign tax credit valuation allowance	(258)	(10.2)%	—	—
Permanent non-deductible acquisition-related expense	60	2.4%	(301)	8.2%
Net shortfall (windfall) on stock based compensation	108	4.3%	(117)	3.2%
Reversal of reserve for income taxes	(734)	(29.1)%	22	(0.6)%
Other, net	13	0.4%	16	(0.4)%

Reported income tax benefit	$(139)	(5.5)%	$(2,465)	67.3%

As of March 31, 2019, the reserve for unrecognized tax benefits was approximately $4.0 million, all of which is recorded as a reduction of deferred tax assets.

11. Net Income (Loss) Per Share

For the three months ended March 31, 2019 and 2018, the net income (loss) available to common shareholders was divided by the weighted-average number of common shares outstanding during the period to calculate diluted earnings per share. For the three months ended March 31, 2019, the two-class method was used in the computation of diluted net income (loss) per share, as the result was more dilutive. For the three months ended March 31, 2018, earnings was not allocated to participating securities in the calculation of basic and diluted earnings per share as there was a net loss. The assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were included in the computation of net income per share for the three months ended March 31, 2019, but were excluded in the computation of net (loss) per share for the three months ended March 31, 2018, as their effect would have been anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss), as reported	$2,660	$(1,199)
Less: net income attributable to participating securities	(146)	—

Net income (loss) available to common shareholders—basic	$2,514	$(1,199)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,263,669	41,846,619
Less: weighted-average shares of unvested restricted common stock outstanding	(1,259,315)	(1,840,830)

Weighted-average number of common shares used in computing basic and diluted net income (loss) per common share	40,004,354	40,005,789

Net income (loss) per share applicable to common shareholders—basic	$0.06	$(0.03)

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) available to common shareholders - basic	$2,514	$(1,199)
Add-back: undistributed earnings allocated to unvested shareholders	—	—
Less: undistributed earnings reallocated to unvested shareholders	—	—

Net income (loss) available to common shareholders—diluted	$2,514	$(1,199)

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,263,669	41,846,619
Less: weighted-average shares of unvested restricted common stock outstanding	(1,259,315)	(1,840,830)
Weighted-average number of common shares issuable upon exercise of outstanding stock options	61,705	—

Weighted-average number of common shares used in computing diluted net income (loss) per share	40,066,059	40,005,789

Net income (loss) per share applicable to common shareholders—diluted	$0.06	$(0.03)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options	490,897	620,312
Unvested restricted common stock	912,271	685,719
Unvested restricted stock units	81,854	64,024

12. Stockholders’ Equity

Stock purchases

On May 3, 2018, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through June 7, 2019. During the quarter ended March 31, 2019, the Company purchased a total of 370,500 shares of its common stock for an aggregate purchase price of $6.6 million, including brokers’ fees. To date, 1,261,400 shares have been purchased under the plan for an aggregate purchase price of $23.9 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expects to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at management’s and/or the Company’s Board of Directors’ discretion.

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

	Three Months Ended March 31,
	2019	2018
Marketing and selling	$1,770	$1,734
Research and development	722	988
General and administrative	1,727	1,525

Total expensed	4,219	4,247
Property and equipment	—	14

Total stock based compensation	$4,219	$4,261

As of March 31, 2019, the Company had $30.5 million of unrecognized compensation expense related to employees and directors’ unvested stock awards and stock units that are expected to be recognized over a weighted average period of 2.3 years.

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

	Three Months Ended March 31,
	2019	2018
Creative Professional	$32,763	$34,998
OEM	18,593	21,685

Total	$51,356	$56,683

Geographic segment information

We market our products and services through offices in the United States, United Kingdom, Germany, China, Republic of Korea and Japan. We report revenue based on the geographic location of our customers. For example, licenses may be sold to large international companies, which may be headquartered in the Republic of Korea, such revenues would be reported in the Republic of Korea and included in the revenue for Rest Of World in the table below.

The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended March 31,
	2019		2018
	Revenue	% of Total	Revenue	% of Total
United States	$23,216	45.2%	$24,823	43.8%
Japan	9,634	18.8	11,652	20.5
Europe, Middle East, and Africa (EMEA)	13,457	26.2	15,066	26.6
Rest of the World	5,049	9.8	5,142	9.1

Total	$51,356	100.0%	$56,683	100.0%

Long-lived assets, which includes right of use assets, property and equipment, goodwill and intangibles, but exclude other assets, long-term investments and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$311,124	$303,046
United Kingdom	4,198	3,484
Germany	53,615	54,357
Asia (including Japan)	5,665	4,139

Total	$374,602	$365,026

14. Restructuring

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

On June 6, 2018, the Company implemented a restructuring plan, under which the Company reduced headcount in certain areas of the Company, made the decision to cease sales and marketing of the Swyft product and service line and to close a regional office, all in an effort to improve operational efficiencies. The plan provided for the elimination of approximately 50 positions worldwide across a variety of functions, with a concentration within engineering, as well as sales and marketing. The Company recorded net charges totaling $6.8 million related to severance and termination benefits, net of stock based compensation reversal, the write off of goodwill and intangible assets attributable to Swyft, the acceleration of the final deferred compensation payment to the founders of Swyft, and charges associated with the office closure. We reversed $1.4 million of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. In the three months ended March 31, 2019, the severance and termination accrual was reduced based the completion of certain final termination agreements. This restructuring plan was completed by December 31, 2018, other than the payment of deferred termination benefits to certain terminated employees. The Company continued to refine its cost structure, and in December 2018, implemented a restructuring plan in an effort to improve operational efficiencies. The plan provided for the elimination of 15 positions worldwide, including the positions held by two of the Olapic founders. To date, the Company recorded charges of approximately $1.0 million for severance and termination benefits associated with this plan and $0.9 million of accelerated expense associated with the final deferred compensation payment in connection with the departure of those founders. In addition, $0.9 million was recorded for additional stock based compensation expense associated with the acceleration of the vesting of those departing founders’ equity grants in accordance with the separation agreements. We expect this restructuring plan to be completed by the second quarter of 2019, other than the payment of deferred termination benefits to certain terminated employees.

The following presents the details of the restructuring expense line item within our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Severance and termination benefits	$(24)	$194

Total restructuring	$(24)	$194

The following presents a roll forward of the restructuring reserves and provision activity (in thousands):

	Personnel related	Total
Restructuring reserve at December 31, 2018	$2,968	$2,968
Restructuring charges	(24)	(24)
Cash payments	(1,595)	(1,595)
Foreign currency exchange rate changes	(9)	(9)

Restructuring reserve at March 31, 2019	1,340	1,340

Future cash expenditures related to the restructuring are expected to be approximately $1.0 million, net of tax savings.

15. Commitments and Contingencies

Legal Proceedings

From time-to-time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Licensing Warranty

Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed-upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of March 31, 2019 or December 31, 2018.

16. Subsequent Events

Stock Purchase Program

Subsequent to March 31, 2019, the Company purchased 44,600 shares of common stock for $0.9 million, at an average price per share of $20.19 through April 19, 2019. The Company purchased these shares on the open market at prevailing market prices and in accordance with its previously announced share purchase program. At April 19, 2019, $0.3 million remains for future purchase under the Plan.

Dividend Declaration

On April 18, 2019, the Company’s Board of Directors declared an $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2019, and the dividend is payable to shareholders of record on July 19, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on actual cash from operations, the Company’s financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Geographic revenue, which is based on the geographic location of our customers, is in the table below:

	Three Months Ended March 31,
	2019		2018
	Revenue	% of Total	Revenue	% of Total
	(In thousands of dollars, except percentages)
United States	$23,216	45.2%	$24,823	43.8%
Japan	9,634	18.8	11,652	20.5
Europe, Middle East, and Africa (EMEA)	13,457	26.2	15,066	26.6
Rest of the World	5,049	9.8	5,142	9.1

Total	$51,356	100.0%	$56,683	100.0%

For the three months ended March 31, 2019 and 2018, revenue from customers outside the United States comprised 54.8% and 56.2%, respectively, of our total revenue. We expect that sales by our international subsidiaries will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.

We derive a significant portion of our OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended March 31, 2019 and 2018, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 24.6% and 23.0% of our total revenue, respectively. No one customer accounted for more than 10.0% of our total revenue for the three months ended March 31, 2019 or 2018.

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

Information about our critical accounting policies may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Three Months Ended March 31,
	2019	2018	(Decrease)
License revenue	$41,872	$45,867	$(3,995)
Service revenue	9,484	10,816	(1,332)
Cost of revenue—license	6,802	9,612	(2,810)
Cost of revenue—service	2,801	2,824	(23)

License revenue decreased primarily due to the decline in printer revenue from our printer imaging electronic customers and a decline in revenue from our web channels in the three months ended March 31, 2019, as compared to the same period in 2018. Service revenue decreased in the three months ended March 31, 2019, as compared to the same period in 2018, mainly due to increased customer churn in the last half of 2018.

Gross profit from license revenue, before amortization of acquired technology, increased to 83.9% from 79.0% mainly due to the one-time additional non-recurring royalty expense in the three months ended March 31, 2018, for which there was no corresponding revenue in the period, in accordance with ASC 606. There was no similar charge in the same period in 2019. Gross profit from service revenue, before amortization of acquired technology, decreased from 73.9% to 70.5%, mainly due to a decline in our service revenue as some of our cost of revenue does not fluctuate with changes in revenue. See further discussion below for additional information regarding our period over period revenue and cost of revenue.

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

The following table sets forth items in the unaudited condensed consolidated quarterly statements of income as a percentage of sales for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue:
Creative Professional	63.8%	61.7%
OEM	36.2	38.3

Total revenue	100.0	100.0
Cost of revenue	18.7	22.0
Cost of revenue—amortization of acquired technology	1.7	1.5

Total cost of revenue	20.4	23.5

Gross profit	79.6	76.5
Marketing and selling	33.3	35.4
Research and development	14.5	16.6
General and administrative	23.4	27.7
Amortization of other intangible assets	1.6	1.8

Total operating expenses	72.8	81.5

Income (loss) from operations	6.8	(5.0)
Interest expense, net	1.4	1.3
Loss on extinguishment of debt	0.1	—
Loss (gain) on foreign exchange	0.1	(0.1)
Loss on derivatives	0.2	0.2
Other	—	—

Total other expenses	1.8	1.4
Income (loss) before benefit from income taxes	5.0	(6.4)
Benefit from income taxes	(0.2)	(4.3)

Net income (loss)	5.2%	(2.1%)

The following discussion compares the three months ended March 31, 2019 with the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019	2018	(Decrease)
Creative Professional	$32,763	$34,998	$(2,235)
OEM	18,593	21,685	(3,092)

Total revenue	$51,356	$56,683	$(5,327)

Revenue

Revenue was $51.4 million and $56.7 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $5.3 million, or 9.4%.

Creative Professional revenue was $32.8 million and $35.0 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $2.2 million, or 6.4%, due to a decline in certain SAAS-based revenue and web-based sales mainly due to increased customer churn in the last half of 2018.

OEM revenue decreased $3.1 million, or 14.3%, to $18.6 million in the first quarter of 2019, as compared to $21.7 million in the first quarter of 2018, mainly due to a decline in printer revenue. The decrease in printer revenue, period over period, is largely due to a decline in revenue from our printer imaging electronic OEM customers.

Cost of Revenue and Gross Profit

Cost of revenue, excluding amortization of acquired technology, decreased $2.8 million, or 22.8%, to $9.6 million and $12.4 million in the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2018, there was $2.2 million of non-recurring royalty expense in connection with the adoption of ASC 606. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 18.7% and 22.0% of total revenue in the three months ended March 31, 2019 and 2018, respectively, a decline of 3.3%.

The portion of cost of revenue consisting of amortization of acquired technology was unchanged at $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Gross profit increased 3.1% to 79.6% in the three months ended March 31, 2019, as compared to 76.5% in the three months ended March 31, 2018. The increase in gross profit in the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the one-time additional non-recurring royalty expense in the prior period that did not occur in the current period, as described above.

Operating Expenses

Marketing and Selling. Marketing and selling expense decreased $3.0 million, or 14.7%, to $17.1 million in the three months ended March 31, 2019, as compared to $20.1 million in the three months ended March 31, 2018, primarily due to lower personnel expenses. Personnel and personnel related expenses decreased $2.4 million in the first quarter of 2019, as compared to the same period in 2018, primarily due to lower headcount from our restructuring actions in the second and fourth quarters of 2018 and other decreases in headcount and lower variable compensation as a result of lower revenue. Targeted marketing spending decreased $0.4 million in the three months ended March 31, 2019, as compared to the same period in 2018, due to portfolio decisions around discretionary programs.

Research and Development. Research and development expense decreased $1.9 million, or 20.0%, to $7.4 million in the three months ended March 31, 2019, as compared to $9.3 million in the three months ended March 31, 2018, primarily due to lower personnel expenses. Personnel and personnel related expenses decreased mainly due to lower headcount from restructuring actions in the second and fourth quarters of 2018.

General and Administrative. General and administrative expense decreased $3.6 million, or 23.0%, to $12.0 million in the three months ended March 31, 2019, as compared to $15.6 million in the three months ended March 31, 2018. Outside consulting and legal expenses decreased $3.2 million in the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to additional expenses incurred in the prior period related to shareholder activities. Personnel and personnel related expenses decreased $0.4 million in the three months ended March 31, 2019, as compared to the same period in 2018, mainly the result of restructuring actions in the fourth quarter of 2018.

Restructuring. Restructuring expense decreased $0.2 million, or 112.4%, due to a credit of $24 thousand in the three months ended March 31, 2019 from $0.2 million in the three months ended March 31, 2018 due to severance expense and charges associated with the closure of one of our regional offices in the prior period.

Amortization of Other Intangible Assets. Amortization of other intangible assets was $0.8 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $0.2 million, or 18.8%, mainly due to the write off intangible assets associated with the Swyft business in the second quarter of 2018.

Interest Expense, Net

Interest expense, net of interest income was $0.8 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $0.1 million, or 5.9%, mainly due to borrowings under our revolving lines of credit.

Loss (Gain) on Foreign Exchange

Loss (gain) on foreign exchange was a loss of $66 thousand and gain of $34 thousand in the three months ended March 31, 2019 and 2018, respectively. The loss and gain in each of the periods was primarily the result of currency fluctuations on our foreign denominated receivables and payables.

Loss on Derivatives

Loss on derivatives was $0.1 million and $0.1 million in the three months ended March 31, 2019 and 2018, respectively, the net result of changes in the market value of our 30-day forward currency derivative contracts.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2019 and 2018, our effective tax rate was a benefit of 5.5% and a provision of 67.3%, respectively. Our effective tax benefit of 5.5% for the three months ended March 31, 2019 is significantly lower than our effective tax rate for the same period in 2018, primarily due to the increase in forecasted full year pre-tax income for 2019 as compared to 2018, and the reversal of reserves for unrecognized tax benefits. Following is a more detailed discussion of the decrease in the effective rate:

•

The impact of foreign earnings increased our effective tax rate by 3.6% in the first quarter of 2019, as compared to 33.8% in the same period in 2018, due to our ability to better utilize foreign tax credits and to limit the amount of income subject to the Global Intangible Low Taxed Income (“GILTI”) provisions. In the prior period, these provisions of the Tax Cuts and Jobs Act (“The Act”) resulted in a significantly higher effective tax rate on foreign earnings due to limitations on the Company’s ability to utilize foreign tax credits in the first quarter of 2018.

•

In the three months ended March 31, 2019, we recorded a benefit of 29.1% for the reversal of reserve for unrecognized tax benefits, as compared to a benefit of 0.6% in the prior period, due to the completion of an audit of our 2016 federal tax return.

•

The Company has reflected a reduction in its valuation allowance for foreign tax credits, resulting in a benefit of 10.2%, related to the amount of foreign tax credit carryforwards that the Company is estimating that it will be able to utilize based on 2019 taxable income.

•

Non-deductible expenses added 2.4% to the effective tax rate for the three months ended March 31, 2019, as compared to 8.2% for the three months ended March 31, 2018, a result of the acceleration of the final payment of deferred compensation to the founders of Swyft in June 2018 and to two of the founders of Olapic in December 2018, both of which lowered the total amount of non-deductible compensation in the current period.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2019 and 2018.

Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $46.4 million and a $200.0 million revolving credit facility, of which there was $70.0 million of outstanding borrowings. On May 3, 2018, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permits purchases through June 7, 2019. For the three months ended March 31, 2019, we used $6.6 million in cash to purchase shares under the plan. As of March 31, 2019 the plan has $1.1 million available for future purchases. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.

The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$4,095	$7,496
Net cash used in investing activities	(411)	(1,623)
Net cash used in financing activities	(17,438)	(6,274)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	943

Total (decrease) increase in cash, cash equivalents and restricted cash	$(13,752)	$542

Operating Activities

We generated $4.1 million in cash from operations during the three months ended March 31, 2019. Net income, after adjusting for depreciation and amortization, loss extinguishment of debt, loss on retirement of assets, amortization of deferred financing costs, accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions generated $10.6 million in cash. Decreased accrued expenses net of increased accounts payable used $12.5 million in cash, primarily a result of the payment of 2018 accrued variable compensation. Increased deferred revenue and decreased accounts receivable generated $10.9 million in cash as a result of customer payments received. Prepaid expenses and other assets used $1.7 million in cash, which includes approximately $0.9 million of capitalized financing costs in connection with the New Credit Facility. Increased tax refunds receivable combined with decreased accrued income taxes used $3.2 million during the quarter ended March 31, 2019.

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

Investing Activities

During the three months ended March 31, 2019, we used $0.4 million in investing activities for the purchase of property and equipment. During the three months ended March 31, 2018, we used $1.6 million in investing activities for the purchase of $1.4 million of property and equipment and $0.2 million for acquisition of intangible assets.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2019 was $17.4 million. We received cash from the exercise of stock options of $0.3 million. We paid cash dividends of $4.8 million, and reduced borrowings under our revolving line of credit by $5.2 million. We also purchased $6.6 million in treasury stock and paid $1.2 million in employee taxes on shares withheld in the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2018 was $6.3 million. We received cash from exercises of stock options of $2.6 million. We paid a cash dividend of $4.7 million and we paid $3.0 million on our outstanding revolving line of credit. We also used $1.2 million for employee taxes on shares withheld.

Dividends

On February 13, 2019, our Board of Directors approved an $0.116 per share, or $4.8 million, quarterly cash dividend on our outstanding common stock. The record date was April 1, 2019 and the dividend was paid to shareholders on April 18, 2019. We anticipate this to be a recurring quarterly dividend with future payments and record dates, subject to board approval. On April 18, 2019, our Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date is set for July 1, 2019 and the dividend is payable to shareholders of record on July 19, 2019.

Credit Facility

On March 22, 2019, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., (“the Borrower”), any financial institution that becomes a Lender and Bank of America, N.A., as administrative agent. Pursuant to the New Credit Agreement the Lenders have agreed to provide the Borrower with a five-year $200.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $300.0 million. The Credit Facility provides more flexibility in addition to an increased borrowing capacity and extended terms, as defined above. The New Credit Agreement replaced the Company’s existing $150.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Silicon Valley Bank. The Original Credit Agreement was terminated effective March 22, 2019 and was scheduled to expire on September 15, 2020. The Company had $75.0 million outstanding under the Original Credit Agreement at December 31, 2018. Available borrowings under the Original Credit Agreement were reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million available for borrowings at December 31, 2018. At March 31, 2019, the Company had $70.0 million outstanding under the Credit Facility. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $129.5 million available for borrowings at March 31, 2019.

Borrowings under the Credit Facility bear interest through March 21, 2024 at a variable rate per annum equal to LIBOR plus between 1.0% and 1.625%, or at the Borrower’s option, the higher of (i) the prime rate as announced by Bank of America and (ii) 0.5% plus the overnight federal funds rate, plus in each case, between 0.0% and 0.625%, with the exact interest rate margin determined based on the consolidated leverage ratio. At March 31, 2019, our rate, inclusive of applicable margins, was 3.6% for LIBOR. At December 31, 2018, our rate under the Original Credit Agreement, inclusive of applicable margins, was 4.3% for LIBOR. The Company is required to pay a commitment fee, based on the consolidated leverage ratio, equal to 0.175%, 0.20%, 0.225% or 0.25% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $0.9 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $34.0 thousand of unamortized deferred financing costs associated with the pro-rata share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the first quarter of 2019.

The New Credit Agreement includes financial covenants which require the Company to maintain (i) a consolidated leverage ratio of no greater than 3.25 to 1.0 or, upon a qualified acquisition subject to certain conditions, 3.75 to 1.0 and (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.0. At March 31, 2019, our consolidated leverage ratio was 0.72 to 1.0 and our consolidated interest coverage ratio was 18.61 to 1.0. The New Credit Agreement also contains customary affirmative and negative covenants for transactions of this type and other affirmative and negative covenants agreed to by the parties, including, among others, limits on the Company and its subsidiaries’ ability to incur debt or liens, engage in sale-leaseback transactions, make loans, investments and acquisitions, incur additional indebtedness, engage in mergers, enter into asset sales, transact with affiliates and alter its business. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, minus capitalized research and development expense, plus restructuring, issuance costs, cash non-operating costs and other expenses or losses minus cash non-operating gains and other non-cash gains; provided, however that the aggregate of all cash non-operating expense shall not exceed 10% of Consolidated EBITDA. The New Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. The obligations of the Borrower under the Credit Facilities are unconditionally guaranteed by the Company and certain subsidiaries and secured by a lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to limited exceptions and exclusions.

The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of March 31, 2019.

Non-GAAP Measures

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA as discussed above, we discuss a key measure that is not calculated according to GAAP. This non-GAAP measure is net adjusted EBITDA, which is defined as income (loss) from operations before depreciation, amortization of acquired intangible assets, stock based compensation expense, acquisition-related compensation and one-time non-recurring expenses. We use net adjusted EBITDA as a principal indicator of the operating performance of our business. We use net adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining bonus compensation for our employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that net adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our net adjusted EBITDA may be valuable indicators of our operating performance.

In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss another key measure that is not calculated according to GAAP. This non-GAAP measure is non-GAAP earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets, stock based compensation expenses, acquisition-related compensation and one-time non-recurring expenses. We use non-GAAP earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP earnings per diluted shares in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP earnings per diluted share may be valuable indicators of our operating performance.

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$2,660	$(1,199)
Interest expense, net	771	728
Other expense, net	206	98
Provision for (benefit from) income taxes	(139)	(2,465)

Income (loss) from operations	$3,498	$(2,838)
Depreciation and amortization	3,169	3,249
Stock based compensation	4,219	4,247
Acquisition-related compensation(1)	167	1,189
Non-recurring expenses (income)(2)	(24)	5,114

Net adjusted EBITDA(4)	$11,029	$10,961

The following table presents a reconciliation from earnings (loss) per diluted share, which is the most directly comparable GAAP measure, to non-GAAP earnings per diluted share as used by management:

	Three Months Ended March 31,
	2019	2018
GAAP income (loss) per diluted share	$0.06	$(0.03)
Amortization, net of tax of $0.01 and $0.01, respectively	0.03	0.04
Stock based compensation, net of tax of $0.01 and $0.02, respectively	0.09	0.09
Acquisition-related compensation, net of tax of $0.00 and $0.00, respectively(1)	0.01	0.03
Non-recurring expenses (income), net of tax of $0.00 and $0.03, respectively(3)	—	0.09

Non-GAAP earnings per diluted share(5)	$0.19	$0.22

(1)

For the three months ended March 31, 2019, the amount includes $0.2 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition. For the three months ended March 31, 2018, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.3 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(2)

For the three months ended March 31, 2019, the amount includes ($24) thousand of restructuring expenses. For the three months ended March 31, 2018, the amount includes $2.7 million of certain advisor fees related to shareholder activities, $2.2 million of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $0.2 million of restructuring expenses.

(3)

For the three months ended March 31, 2019, the amount includes ($18) thousand, or $0.00 per share, net of tax, of restructuring expenses. For the three months ended March 31, 2018, the amount includes $2.1 million, or $0.05 per share, net of tax, of certain advisor fees related to shareholder activities, $1.7 million, or $0.04 per share, net of tax, of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $0.1 million, or $0.00 per share, net of tax, of restructuring expenses.

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

Other Liquidity Matters

Contractual Obligations

The table below summarizes our operating lease contractual obligations at March 31, 2019 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations	Total	April 2019 - March 2020	April 2020 - March 2022	April 2012 - March 2024	Thereafter
Operating leases	$16,303	$4,144	$6,646	$3,795	$1,718

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits and certain investments, such as commercial paper, corporate debt and municipal securities, with maturities less than 90 days. Deposits of cash held outside the United States totaled approximately $17.6 million and $21.1 million at March 31, 2019 and December 31, 2018, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of March 31, 2019 and December 31, 2018, one customer individually accounted for 12.8% and 10.8% of our gross accounts receivable, respectively. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.

For the three months ended March 31, 2019 and 2018, no customer accounted for more than 10% of our revenue.

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At March 31, 2019 and December 31, 2018, the Company had borrowings under our revolving Credit Facility of $70.0 million and $75.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at March 31, 2019, our rate, inclusive of applicable margins, was 3.6% for LIBOR. For the three months ended March 31, 2019, a 10% increase in the rate would have increased our annual interest expense by $0.2 million.

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

As discussed in Note 1, our wholly-owned Olapic Argentina S.A. subsidiary employs 99 people whose functions mainly include development, sales support and administration. The Argentinian economy was recently determined to be highly inflationary. Argentina’s inflation rate reached this threshold with the quarterly period ended June 30, 2018. In accordance with this designation, we were required to apply the guidance in ASC Topic 830, Foreign Currency Matters, (Subtopic ASC 830-10-45-10), and account for a change in functional currency from the Argentine peso to the U.S. dollar effective July 1, 2018. While we conduct our operation in Argentine pesos, effective July 1, 2018, the functional currency was changed to the U.S. dollar. The operation is a service center supporting the company’s products and generates no revenue. Thus, the expenses primarily consist of compensation and related costs, totaling approximately $0.4 million to $0.5 million per month. The change in functional currency to U.S. dollars did not have a material impact on our financial position, operating results or cash flows.

For the three months ended March 31, 2019 and 2018, revenue from customers outside the United States, particularly EMEA and Japan, comprised 54.8% and 56.2%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro and Japanese yen, relative to the U.S. dollar, would have decreased our revenues by $1.7 million, decreased expenses by $1.7 million and increased operating income by $0.1 million for the three months ended March 31, 2019. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing 30-day forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At March 31, 2019, we had one 30-day forward contract to sell 2.6 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value. At December 31, 2018, we had one 30-day forward contract to sell 2.7 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. We do not believe that there are claims or legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of proceeds

Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2, 2019 to January 31, 2019 (1)(2)(3)	136,807	$14.74	123,500	$5,696,486
February 1, 2019 to February 28, 2019 (1)(2)(3)	146,554	$17.44	123,500	$3,536,730
March 1, 2019 to March 29, 2019 (1)(2)(3)	168,399	$19.12	123,500	$1,088,429

Total	451,760	$17.29	370,500	$1,088,429

(1)

The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan, “2007 Award Plan” or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.

(2)

The Company withheld 2,532 shares, 20,403 shares and 38,965 shares of vested restricted stock to satisfy the payment of taxes associated with the awards’ vestings in January, February and March, respectively.

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

EXHIBIT INDEX

Listed and indexed below are all exhibits filed as part of this report.

Exhibit Number	Description

10.1	Credit Agreement by and among Monotype Imaging Holdings Inc., Guarantor, Monotype Imaging Inc., as Borrower, the Lenders (as defined therein) and Bank of America, N.A., as Agent, dated as of March 22, 2019. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2019.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.

Date: April 26, 2019	By:	/S/ SCOTT E. LANDERS
Scott E. Landers President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 26, 2019	By:	/S/ ANTHONY CALLINI
Anthony Callini Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Accounting and Principal Financial Officer)