Form 10-Q
period 2019-06-30
Monotype Imaging Holdings Inc.
filed 2019-07-26
CIK 1385292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TYPE	NASDAQ Global Select Market

The number of shares outstanding of the registrant’s common stock as of July 18, 2019 was 41,288,487.

MONOTYPE IMAGING HOLDINGS INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$47,763	$60,106
Restricted cash	6,000	6,000
Accounts receivable, net of allowance for doubtful accounts of $555 at June 30, 2019 and $492 at December 31, 2018	47,076	55,943
Income tax refunds receivable	6,904	5,122
Prepaid expenses and other current assets	7,634	6,473

Total current assets	115,377	133,644
Right of use asset	14,320	—
Property and equipment, net	11,850	14,105
Goodwill	275,946	276,222
Intangible assets, net	71,265	74,699
Other assets	15,184	8,986

Total assets	$503,942	$507,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,748	$1,719
Accrued expenses and other current liabilities	33,864	43,840
Accrued income taxes payable	180	510
Deferred revenue	10,777	10,337
Lease liability	3,701	—

Total current liabilities	50,270	56,406
Revolving line of credit	65,000	75,000
Other long-term liabilities	1,711	3,102
Deferred income taxes	36,891	35,083
Reserve for income taxes	—	2,471
Lease liability	12,053	—
Accrued pension benefits	5,956	5,888
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 10,000,000; Issued and outstanding: none	—	—
Common stock, $0.001 par value, Authorized shares: 250,000,000; Shares issued: 46,464,430 at June 30, 2019 and 45,803,288 at December 31, 2018	46	46
Additional paid-in capital	327,918	319,486
Treasury stock, at cost, 5,166,895 shares at June 30, 2019 and 4,504,236 shares at December 31, 2018	(92,747)	(83,518)
Retained earnings	102,973	99,605
Accumulated other comprehensive loss	(6,129)	(5,913)

Total stockholders’ equity	332,061	329,706

Total liabilities and stockholders’ equity	$503,942	$507,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License revenue	$54,136	$48,093	$96,008	$93,960
Service revenue	9,100	12,594	18,584	23,410

Total revenue	63,236	60,687	114,592	117,370
Cost of revenue—license	8,231	7,282	15,033	16,894
Cost of revenue—service	2,759	2,674	5,560	5,498
Cost of revenue—amortization of acquired technology	843	860	1,700	1,724

Total cost of revenue	11,833	10,816	22,293	24,116

Gross profit	51,403	49,871	92,299	93,254
Operating expenses:
Marketing and selling	18,570	20,081	35,700	40,170
Research and development	6,764	8,456	14,205	17,752
General and administrative	11,588	11,858	23,607	27,476
Restructuring	32	6,376	8	6,570
Amortization of other intangible assets	829	965	1,661	1,989

Total operating expenses	37,783	47,736	75,181	93,957

Income (loss) from operations	13,620	2,135	17,118	(703)
Other (income) expense:
Interest expense	781	945	1,689	1,797
Interest income	(83)	(146)	(220)	(270)
Other	239	(633)	445	(535)

Total other expense, net	937	166	1,914	992

Income (loss) before provision (benefit) for income taxes	12,683	1,969	15,204	(1,695)
Provision for (benefit from) income taxes	2,376	1,274	2,237	(1,191)

Net income (loss)	$10,307	$695	$12,967	$(504)

Net income (loss) available to common stockholders—basic and diluted	$9,971	$666	$12,558	$(504)

Net income (loss) per common share—basic and diluted	$0.25	$0.02	$0.31	$(0.01)

Weighted-average number of shares outstanding:
Basic	40,026,865	40,418,308	40,015,672	40,436,595
Diluted	40,065,910	40,537,852	40,066,047	40,436,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$10,307	$695	$12,967	$(504)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain, net of tax of $5, $8, $10 and $13, respectively	6	22	22	41
Foreign currency translation adjustments, net of tax of $193, ($834), ($83) and ($478), respectively	579	(3,507)	(238)	(2,182)

Comprehensive income (loss)	$10,892	$(2,790)	$12,751	$(2,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Three Months Ended June 30, 2019
							Accumulated	Total
					Additional		Other	Stock-
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2019	46,397,404	$46	4,955,996	$(91,329)	$324,027	$97,458	$(6,714)	$323,488
Net income						10,307		10,307
Issuance of capital shares
— exercised options	1,157	—			12			12
— restricted share grants	56,706	—			—			—
— restricted units converted	9,163	—			—			—
Repurchase of unvested shares of restricted common stock			135,736	—				—
Purchase of treasury stock			55,428	(1,088)				(1,088)
Shares withheld			19,735	(330)				(330)
Stock based compensation					3,879			3,879
Dividends declared ($0.116 per share)						(4,792)		(4,792)
Unrecognized actuarial income, net of tax							6	6
Cumulative translation adjustment, net of tax							579	579

Balance, June 30, 2019	46,464,430	$46	5,166,895	$(92,747)	$327,918	$102,973	$(6,129)	$332,061

	Three Months Ended June 30, 2018
							Accumulated	Total
					Additional		Other	Stock-
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2018	45,588,021	$44	3,419,116	$(65,294)	$305,023	$100,673	$(1,177)	$339,269
Net income						695		695
Issuance of capital shares
—exercised options	55,258	—			734			734
—restricted share grants	84,523	—			—			—
—restricted units converted	10,381	—			—			—
Repurchase of unvested shares of restricted common stock			109,165	—				—
Purchase of treasury stock			44,600	(981)				(981)
Shares withheld			13,901	(306)				(306)
Stock based compensation					3,195			3,195
Dividends declared ($0.116 per share)						(4,891)		(4,891)
Unrecognized actuarial loss, net of tax							22	22
Cumulative translation adjustment, net of tax							(3,507)	(3,507)
Balance, June 30, 2018	45,738,183	$44	3,586,782	$(66,581)	$308,952	$96,477	$(4,662)	$334,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2019
							Accumulated	Total
					Additional		Other	Stock-
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	45,803,288	$46	4,504,236	$(83,518)	$319,486	$99,605	$(5,913)	$329,706
Net income						12,967		12,967
Issuance of capital shares
—exercised options	49,643	—			334			334
—restricted share grants	540,658	—			—			—
—restricted units converted	70,841	—			—			—
Repurchase of unvested shares of restricted common stock			155,096	—				—
Purchase of treasury stock			425,928	(7,678)				(7,678)
Shares withheld			81,635	(1,551)				(1,551)
Stock based compensation					8,098			8,098
Dividends declared ($0.232 per share)						(9,599)		(9,599)
Unrecognized actuarial income, net of tax							22	22
Cumulative translation adjustment, net of tax							(238)	(238)
Balance, June 30, 2019	46,464,430	$46	5,166,895	$(92,747)	$327,918	$102,973	$(6,129)	$332,061

	Six Months Ended June 30, 2018
							Accumulated	Total
					Additional		Other	Stock
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	44,934,364	$44	3,215,644	$(64,083)	$298,113	$97,815	$(2,521)	$329,368
Net loss						(504)		(504)
Issuance of capital shares
—exercised options	242,079	—			3,383			3,383
—restricted share grants	476,875	—			—			—
—restricted units converted	84,865	—			—			—
Repurchase of unvested shares of restricted common stock			262,509	—				—
Purchase of treasury stock			44,600	(981)				(981)
Shares withheld			64,029	(1,517)				(1,517)
Stock based compensation					7,456			7,456
Dividends declared ($0.232 per share)						(9,784)		(9,784)
Cumulative adjustment, ASC 606 adoption						8,950		8,950
Unrecognized actuarial loss, net of tax							41	41
Cumulative translation adjustment, net of tax							(2,182)	(2,182)
Balance, June 30, 2018	45,738,183	$44	3,586,782	$(66,581)	$308,952	$96,477	$(4,662)	$334,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$12,967	$(504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,337	6,447
Loss on extinguishment of debt	34	—
Loss on retirement of assets	21	10
Loss on abandonment of product line	—	3,223
Amortization of deferred financing costs and accreted interest	108	110
Stock based compensation	8,098	7,435
Provision for doubtful accounts	229	659
Deferred income taxes	1,829	(4,603)
Unrealized currency (gain) on foreign denominated intercompany transactions	(38)	(207)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,677	4,345
Prepaid expenses and other assets	(7,317)	(3,957)
Accounts payable	31	(108)
Income tax refunds receivable	(1,782)	—
Accrued income taxes	(2,793)	(1,013)
Accrued expenses and other liabilities	(9,760)	(9,801)
Deferred revenue	460	1,283

Net cash provided by operating activities	17,101	3,319

Cash flows from investing activities
Purchases of property and equipment	(811)	(2,125)
Purchases of intangible assets	—	(160)

Net cash used in investing activities	(811)	(2,285)

Cash flows from financing activities
Net payments on revolving line of credit	(10,200)	(8,000)
Proceeds from line of credit, net of issuance costs	42	—
Common stock dividends paid	(9,598)	(9,604)
Purchase of treasury stock	(7,678)	(981)
Payments for employee taxes on shares withheld	(1,551)	(1,517)
Proceeds from exercises of common stock options	334	3,382

Net cash used in financing activities	(28,651)	(16,720)
Effect of exchange rates on cash, cash equivalents and restricted cash	18	(304)

Decrease in cash, cash equivalents and restricted cash	(12,343)	(15,990)
Cash, cash equivalents and restricted cash at beginning of period	66,106	100,809

Cash, cash equivalents and restricted cash at end of period	$53,763	$84,819

Noncash transactions:
Borrowing under revolving line of credit	$158	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOTYPE IMAGING HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
We are headquartered in Woburn, Massachusetts and we operate in one
business segment: the development, marketing and licensing of design assets and technology. We also maintain various offices worldwide for selling and marketing, research and development and administration. At
June 30,
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

2. Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on
Form 10-Q
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
We have elected to present the analysis of changes in stockholders’ equity quarterly in statement form for the current and comparative quarter to date and year to date interim periods and state the amount of dividends per share in the aggregate for each class of shares in accordance with the provisions in Regulation S-X, Rule 8-03(a)(5) and 10-01(a)(7).
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
The adoption of ASU
2016-02
on January 1, 2019, had a material impact on our consolidated balance sheet, but did not have a material impact on our consolidated statements of operations or cash flows. The most significant impact of the adoption of ASU
2016-02
was the recognition of additional
right-of-use
assets and lease liabilities for operating leases. At adoption, the Company recognized right-of-use
assets of approximately $14.4 million and total lease liabilities of $15.9 million.
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
2018-15”)
.
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
2018-14”)
.
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
Goodwill
In January 2017, the FASB issued ASU
2017-04,
Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
, which eliminated step 2 from the goodwill impairment test. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU
2017-04;
however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU
2016-13;
however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
Disaggregated Revenue
The following table presents our revenue disaggregated by the timing of revenue recognition as well as by type of product or services offered (see Note 13 for further information regarding revenue by major markets and revenue by geography):

	For the Three Months Ended June 30,
	2019			2018
	Creative Professional	OEM	Total	Creative Professional	OEM	Total
License revenue:
License transferred at a point in time	$27,049	$27,087	$54,136	$27,215	$20,878	$48,093
Service revenue:
Service transferred at a point in time	436	409	845	568	720	1,288
Service transferred over time	7,740	515	8,255	10,634	672	11,306

Total	$35,225	$28,011	$63,236	$38,417	$22,270	$60,687

	For the Six Months Ended June 30,
	2019			2018
	Creative Professional	OEM	Total	Creative Professional	OEM	Total
License revenue:
License transferred at a point in time	$51,188	$44,820	$96,008	$52,749	$41,211	$93,960
License transferred over time	—	—	—	—	—	—
Service revenue:
Service transferred at a point in time	868	605	1,473	1,190	1,705	2,895
Service transferred over time	15,932	1,179	17,111	19,476	1,039	20,515

Total	$67,988	$46,604	$114,592	$73,415	$43,955	$117,370

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
With the exception of OEM royalty licenses, our contracts do not generally include a variable component to the transaction price. If royalties are not yet reported to us for the period in which the subsequent sale is expected to occur, we are required to estimate such royalties. When a new contract is signed for the licensing of IP on a per-unit
basis, we deliver the licenses and based on ongoing discussions with the customer, we will estimate when the distribution will begin and estimate royalties based on distribution forecasts provided by the customer. For ongoing arrangements, we have developed a process to estimate per-unit
royalties based on historical data, trends, seasonality, knowledge of changes in contracts/rates, and quarterly discussions with sales personnel to identify significant changes in the customer’s distribution forecast (via seasonality, introduction of new products, discontinuation of products, etc.). Revenue related to the estimation of per-unit
royalties was

$
5.5
 million and $
4.6
 million for the
three
 months ended June 30, 2019 and 2018, respectively.

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
Transaction Price Allocated to Future Performance Obligations
The aggregate amount of transaction price allocated to performance obligations consists principally of amounts billed for undelivered services that are included in deferred revenue, as well as unbilled backlog, which is the amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations, for enforceable contracts when there is not a present unconditional right to invoice (a receivable). Substantially all the long-term amount is expected to be recognized as revenue within the following 24 month period. The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2019 and December 31, 2018 are in the table below (in thousands):

	June 30, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total
Deferred revenue	$10,777	$1,566	$12,343	$10,337	$1,552	$11,889
Unbilled backlog	3,389	1,679	5,068	5,666	1,837	7,503

Total	$14,166	$3,245	$17,411	$16,003	$3,389	$19,392

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable, or contract asset, when revenue is recognized prior to invoicing and when we have an enforceable right to payment. When invoicing occurs prior to revenue recognition, we have unearned revenue, or contract liabilities, presented on our condensed consolidated balance sheet as “deferred revenue” within deferred revenue and other long-term liabilities, as appropriate at June 30, 2019 and December 31, 2018. When invoicing occurs after revenue recognition, we have earned revenue, or contract assets, presented on our condensed consolidated balance sheet as “unbilled receivables” within accounts receivable and other assets, as appropriate at June 30, 2019 and December 31, 2018.
Revenue recognized during the three months ended June 30, 2019 and 2018 from amounts included in deferred revenue at the beginning of the period were approximately $3.7 million and $7.6 million, respectively. Revenue recognized during the six months ended June 30, 2019 and 2018 from amounts included in deferred revenue at the beginning of the period were approximately $9.4 million and $14.4 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, was $5.5 million. Revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods, mainly due to changes in the estimate of royalty revenues, was $4.6 million. During the three and six months ended June 30, 2019 and 2018, the change in contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was not material. The contract modifications entered into during the six months ended June 30, 2019 and June 30, 2018 did not have a significant impact on the Company’s contract assets or deferred revenue.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of June 30, 2019 was $4.2 million, all of which was long term and has been included in other assets in our condensed consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, which ranges between three and ten years depending on the nature of the performance obligations within the contract. These costs are periodically reviewed for impairment; however, no impairment existed as of June 30, 2019 or as of December 31, 2018. The amount of capitalized costs related to contracts which were terminated on or before June 30, 2019, due to the customer exercising an opt-out clause or the cancellation of an anticipated renewal was not material and was charged to operating expenses in the first half of 2019.
We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.
We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs primarily relate to font license fees that we pay on certain fonts that are owned by third parties. These fees are related to license revenue that is satisfied at a point in time and payable again upon license renewal, and as a result are incurred immediately upon contract execution. Accordingly, there were no capitalized costs related to costs to fulfill a contract as of June 30, 2019 or as of December 31, 2018.
5. Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of contractual agreements are classified on our balance sheet based on relevant restrictions. At June 30, 2019 and December 31, 2018, we had $6.0 million and $6.0 million, respectively, of cash held in escrow to be used for payments due in 2019 in connection with the Olapic, Inc. acquisition.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Consolidated balance sheet classification:
Cash and cash equivalents	$47,763	$75,819
Restricted cash, short term	6,000	3,000
Restricted cash, long term	—	6,000

Total cash, cash equivalents and restricted cash	$53,763	$84,819

6. Fair Value Measurements
The following table presents our financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurement at June 30, 2019
	Total	Quoted Prices (unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$14,126	$14,126	$—	$—
Cash equivalents—Certificate of Deposit	578	578	—	—

Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total current assets	$20,704	$20,704	$—	$—

Total assets	$20,704	$20,704	$—	$—

	Fair Value Measurement at December 31, 2018
	Total	Quoted Prices (unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$28,940	$28,940	$—	$—
Restricted cash equivalents—money market fund	6,000	6,000	—	—

Total current assets	$34,940	$34,940	$—	$—

Total assets	$34,940	$34,940	$—	$—

The Company’s recurring fair value measures relate to short-term investments, which are classified as cash equivalents, derivative instruments and from time-to-time
as contingent consideration. The fair value of our cash equivalents are either based on quoted prices (unadjusted) for similar assets or other observable inputs such as yield curves at commonly quoted intervals and other market corroborated inputs. The fair value of our derivatives is based on quoted market prices from various banking institutions or an independent third-party provider for similar instruments. In determining the fair value, we consider our non-performance
risk and that of our counterparties. At June 30, 2019, we had one
30-day
forward contract to sell 2.7 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value. At December 31, 2018, we had one
30-day
forward contract to sell 2.7 million British pounds sterling and purchase $3.4 million that together, had an immaterial fair value.
The Company’s
non-financial
assets and
non-financial
liabilities subject to non-recurring measurements include goodwill and intangible assets.
7. Intangible Assets
Intangible assets as of June 30, 2019 and December 31, 2018 were as follows (dollar amounts in thousands):

		June 30, 2019			December 31, 2018
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$64,784	$(56,454)	$8,330	$64,822	$(55,288)	$9,534
Acquired technology	11	68,773	(54,704)	14,069	68,823	(52,747)	16,076
Non-compete agreements	4	13,626	(13,239)	387	13,636	(13,073)	563
Indefinite-lived intangible assets:
Trademarks		44,079	—	44,079	44,126	—	44,126
Domain names		4,400	—	4,400	4,400	—	4,400

Total		$195,662	$(124,397)	$71,265	$195,807	$(121,108)	$74,699

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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Finance lease cost	$—	$—	$—	$—
Operating lease cost	1,137	—	2,291	—
Short-term lease cost	10	—	10	—
Variable lease cost	107	—	159	—

Total lease cost	$1,254	$—	$2,460	$—

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,215	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,890	—
Supplemental balance sheet information related to leases was as follows:

	Six Months Ended June 30,
	2019	2018
Weighted average remaining lease term:
Operating leases	4.75 years	—
Weighted average discount rate:
Operating leases	3.92%	—
As of June 30, 2019, we have additional operating leases, primarily for corporate offices, that have not yet commenced of $2.1 million. These operating leases will commence in 2019 with lease terms of 1 to
4
years. Maturities of operating lease liabilities were as follows (in thousands):
Twelve months ending June 30:

2020	$4,250
2021	3,740
2022	3,543
2023	2,451
2024	1,473
Thereafter	1,813

Total future minimum lease payments	$17,270
Less: amounts representing interest	(1,516)

Total lease liabilities	$15,754
Less: current operating lease liability	(3,701)

Long-term operating lease liability	$12,053

Maturities of lease liabilities as of December 31, 2018 were as follows:
Years ending December 31:

2019	$4,728
2020	3,131
2021	2,806
2022	2,652
2023	1,256
Thereafter	2,004
Total	$16,577
9. Debt
On March 22, 2019, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., (“the Borrower”), any financial institution that becomes a Lender and Bank of America, N.A., as administrative agent. Pursuant to the New Credit Agreement the Lenders have agreed to provide the Borrower with a five-year $200.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $300.0 million. The Credit Facility provides more flexibility in addition to an increased borrowing capacity and extended terms, as defined above. The New Credit Agreement replaced the Company’s existing $150.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Silicon Valley Bank. The Original Credit Agreement was terminated effective March 22, 2019 and was scheduled to expire on September 15, 2020. The Company had $75.0 million outstanding under the Original Credit Agreement at December 31, 2018. Available borrowings under the Original Credit Agreement were reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million available for borrowings at December 31, 2018. At June 30, 2019, the Company had $65.0 million outstanding under the Credit Facility. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $134.5 million available for borrowings at June 30, 2019.
Borrowings under the Credit Facility bear interest through March 21, 2024 at a variable rate per annum equal to LIBOR plus between 1.0% and 1.625%, or at the Borrower’s option, the higher of (i) the prime rate as announced by Bank of America and (ii) 0.5% plus the overnight federal funds rate, plus in each case, between 0.0% and 0.625%, with the exact interest rate margin determined based on the consolidated leverage ratio. At June 30, 2019, our rate, inclusive of applicable margins, was 3.3% for LIBOR. At December 31, 2018, our rate under the Original Credit Agreement, inclusive of applicable margins, was 4.3% for LIBOR. The Company is required to pay a commitment fee, based on the consolidated leverage ratio, equal to 0.175%, 0.20%, 0.225% or 0.25% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $1.0 million, which have been accounted for as deferred financing costs, that, together with approximately $0.3 million of unamortized deferred financing costs associated with loan syndicate lenders who participated in the new facility, will be amortized to interest expense over the term of the New Credit Agreement. In addition, $34 thousand of unamortized deferred financing costs associated with the pro-rata
share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the first quarter of 2019.
The New Credit Agreement includes financial covenants which require the Company to maintain
(i) a consolidated leverage ratio of no greater than 3.25 to 1.0 or, upon a qualified acquisition subject to certain conditions, 3.75 to 1.0 and (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.0.
At June 30, 2019, our consolidated leverage ratio was 0.59 to 1.0 and our consolidated interest coverage ratio was 21.38 to 1.0. The New Credit Agreement also contains customary affirmative and negative covenants for transactions of this type and other affirmative and negative covenants agreed to by the parties, including, among others, limits on the Company and its subsidiaries’ ability to incur debt or liens, engage in sale-leaseback transactions, make loans, investments and acquisitions, incur additional indebtedness, engage in mergers, enter into asset sales, transact with affiliates and alter its business. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, minus capitalized research and development expense, plus restructuring, issuance costs, cash non-operating
costs and other expenses or losses minus cash
non-operating
gains and other
non-cash
gains; provided, however that the aggregate of all cash
non-operating
expense shall not exceed 10% of Consolidated EBITDA. The New Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. The obligations of the Borrower under the Credit Facilities are unconditionally guaranteed by the Company and certain subsidiaries and secured by a lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to limited exceptions and exclusions.

10. Income Taxes
A reconciliation of income taxes computed at federal statutory rates to income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2019		2018
Provision for income taxes at statutory rate	$2,663	21.0%	$414	21.0%
State and local income taxes, net of federal tax benefit	265	2.1%	26	1.3%
Foreign tax credit valuation allowance	(1,299)	(10.2)%	—	—
Impact of foreign income	415	3.2%	790	40.1%
Permanent non-deductible expense	274	2.2%	60	3.1%
Net shortfall (windfall) on stock based compensation	111	0.9%	(39)	(1.9)%
Other, net	(53)	(0.5)%	23	1.1%

Reported income tax provision	$2,376	18.7%	$1,274	64.7%

	Six Months Ended June 30,
	2019		2018
Provision (benefit) for income taxes at statutory rate	$3,193	21.0%	$(356)	21.0%
State and local income taxes, net of federal tax benefit	318	2.1%	(51)	3.0%
Foreign tax credit valuation allowance	(1,557)	(10.2)%	—	—
Impact of foreign income (loss)	505	3.3%	(448)	26.4%
Permanent non-deductible expense	334	2.2%	(241)	14.2%
Net shortfall (windfall) on stock based compensation	218	1.4%	(156)	9.2%
Reversal of reserve for income taxes	(544)	(3.6)%	—	—
Other, net	(230)	(1.5)%	61	(3.5)%

Reported income tax (benefit)	$2,237	14.7%	$(1,191)	70.3%

As of June 30, 2019, the liability for unrecognized tax benefits was approximately $4.0 million, all of which is recorded as a reduction of deferred tax assets.
11. Net Income (Loss) Per Share
For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019, the two class method was used in the computation as it was the more dilutive of the two approaches. For the six months ended June 30, 2018, earnings were not allocated to participating securities in the calculation of basic and diluted earnings per share as there were net losses and the net loss available to common shareholders was divided by the weighted-average number of common shares outstanding during the period to calculate diluted earnings per share. For the six months ended June 30, 2019, the assumed exercise of stock options and assumed vesting of restricted stock and restricted stock units were not included in the computation of net income (loss) per share as their effect would have been anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in the calculation of basic net income (loss) per share and a reconciliation of the numerator and denominator used in the calculation of diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss), as reported	$10,307	$695	$12,967	$(504)
Less: net income (loss) attributable to participating securities	(336)	(29)	(409)	—

Net income (loss) available to common shareholders—basic	$9,971	$666	$12,558	$(504)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	41,377,788	42,188,672	41,321,044	42,252,027
Less: weighted-average shares of unvested restricted common stock outstanding	(1,350,923)	(1,770,364)	(1,305,372)	(1,815,432)

Weighted-average number of common shares used in computing basic net income (loss) per common share	40,026,865	40,418,308	40,015,672	40,436,595

Net income (loss) per share applicable to common shareholders—basic	$0.25	$0.02	$0.31	$(0.01)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) available to common shareholders—basic	$9,971	$666	$12,558	$(504)
Add-back: undistributed earnings allocated to unvested shareholders	180	—	107	—
Less: undistributed earnings reallocated to unvested shareholders	(180)	—	(107)	—

Net income (loss) available to common shareholders—diluted	$9,971	$666	$12,558	$(504)

Denominator:
Diluted:
Weighted-average shares of common stock outstanding	41,377,788	42,188,672	41,321,044	42,252,027
Less: weighted-average shares of unvested restricted common stock outstanding	(1,350,923)	(1,770,364)	(1,305,372)	(1,815,432)
Weighted-average number of common shares issuable upon exercise of outstanding stock options	39,045	119,544	50,375	—

Weighted-average number of common shares used in computing diluted net income (loss) per common share	40,065,910	40,537,852	40,066,047	40,436,595

Net income (loss) per share applicable to common shareholders—diluted	$0.25	$0.02	$0.31	$(0.01)

The following common share equivalents have been excluded from the computation of diluted weighted-average shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options	488,867	543,794	489,882	641,825
Unvested restricted stock	1,082,601	643,109	997,436	846,046
Unvested restricted stock units	86,034	57,158	83,944	67,219

12. Stockholders’ Equity
Share repurchases

On May 3, 2018, the Company’s Board of Directors approved a share purchase program permitting repurchases of up to $25.0 million of the Company’s outstanding shares of common stock through
June 7, 2019
. During the quarter ended June 30, 2019, the Company repurchased a total of 55,428 shares of its common stock for an aggregate purchase price of $1.1 million, including brokers’ fees. Intended to offset shareholder dilution, the Company expected to make repurchases periodically, either on the open market or in privately negotiated transactions, subject to availability, as business and market conditions warrant, through April 29, 2019, at which date the maximum amount of purchases was reached. The share purchase program did not obligate the Company to acquire any particular amount of common stock, and the program may have been suspended or discontinued at management’s and/or the Board of Director’s discretion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing and selling	$1,702	$2,152	$3,472	$3,886
Research and development	640	893	1,362	1,881
General and administrative	1,537	1,545	3,264	3,070
Restructuring	—	(1,402)	—	(1,402)

Total expensed	$3,879	$3,188	$8,098	$7,435
Property and equipment	—	7	—	21

Total stock based compensation	$3,879	$3,195	$8,098	$7,456

As of June 30, 2019, the Company had $24.8 million of unrecognized compensation expense related to employees and directors’ unvested stock awards and stock units that are expected to be recognized over a weighted average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Creative Professional	$35,225	$38,417	$67,988	$73,415
OEM	28,011	22,270	46,604	43,955

Total	$63,236	$60,687	$114,592	$117,370

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
The following table summarizes revenue by customer location (in thousands of dollars, except percentages):

	Three Months Ended June 30,
	2019		2018
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$34,396	54.4%	$27,086	44.6%
Japan	9,748	15.4	11,718	19.3
Europe, Middle East and Africa (EMEA)	13,934	22.0	15,060	24.8
Rest of World	5,158	8.2	6,823	11.3

Total	$63,236	100.0%	$60,687	100.0%

	Six Months Ended June 30,
	2019		2018
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$57,612	50.3%	$51,971	44.3%
Japan	19,382	16.9	23,370	19.9
Europe, Middle East and Africa (EMEA)	27,391	23.9	30,064	25.6
Rest of World	10,207	8.9	11,965	10.2

Total	$114,592	100.0%	$117,370	100.0%

Long-lived assets, which include right of use assets, property and equipment, goodwill and intangible assets, but exclude other assets and deferred tax assets, are attributed to geographic areas in which Company assets reside and is shown below (in thousands):

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$308,586	$303,046
United Kingdom	3,864	3,484
Germany	55,302	54,357
Asia (including Japan)	5,629	4,139
Total	$373,381	$365,026

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
On June
6
,
2018
, the Company implemented a restructuring plan, under which the Company reduced headcount in certain areas of the Company, made the decision to cease sales and marketing of the Swyft product and service line and to close a regional office, all in an effort to improve operational efficiencies. The plan provided for the elimination of approximately
50
positions worldwide across a variety of functions, with a concentration within engineering, as well as sales and marketing. The Company recorded net charges totaling $
6.8
 million related to severance and termination benefits, net of stock based compensation reversal, the write off of goodwill and intangible assets attributable to Swyft, the acceleration of the final deferred compensation payment to the founders of Swyft, and charges associated with the office closure. We reversed $
1.4
 million of stock based compensation expense as a result of forfeitures of awards by employees included in the restructuring plan. In the six months ended June
30
,
2019
, the severance and termination accrual was reduced based on the completion of certain final termination agreements. This restructuring plan was completed by December
31
,
2018
, other than the payment of deferred termination benefits to certain terminated employees.
The Company continued to refine its cost structure, and in December 2018, implemented a restructuring plan in an effort to improve operational efficiencies. The plan provided for the elimination of 15 positions worldwide, including the positions held by two
of the Olapic founders. To date, the Company recorded charges of approximately $1.0 million for severance and termination benefits associated with this plan and $0.9 million of accelerated expense associated with the final deferred compensation payment in connection with the departure of those founders. In addition, $0.9 million was recorded for additional stock based compensation expense associated with the acceleration of the vesting of those departing founders’ equity grants in accordance with the separation agreements. This restructuring plan was completed in the second quarter of 2019, other than the payment of deferred termination benefits to certain terminated employees.
The following presents the details of the restructuring expense line item within our consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2019	2018
Severance and termination benefits	$32	$4,032
Reversal of stock based compensation expense	—	(1,402)
Accelerated deferred compensation	—	523
Intangible assets impairment	—	2,623
Write off of allocated goodwill	—	600

Total restructuring	$32	$6,376

	Six Months Ended June 30,
	2019	2018
Severance and termination benefits	$8	$4,226
Reversal of stock based compensation expense	—	(1,402)
Accelerated deferred compensation	—	523
Intangible assets impairment	—	2,623
Write off of allocated goodwill	—	600
Total restructuring	$8	$6,570

The following presents a rollforward of the restructuring reserves and provision activity (in thousands):

Personnel related
Restructuring reserve at January 1, 2019	$2,968
Restructuring charges	(24)
Cash payments	(1,595)
Foreign currency exchange rate changes	(9)

Restructuring reserve at March 31, 2019	1,340
Restructuring charges	32
Cash payments	(807)
Foreign currency exchange rate changes	(8)

Restructuring reserve at June 30, 2019	$557

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
Licensing Warranty
Under our standard license agreement with OEM customers, we warrant that the licensed technologies are free of infringement claims of intellectual property rights and will meet the specifications as defined in the licensing agreement for a one-year period. Under the licensing agreements, liability for such indemnity obligations is limited, generally to the total arrangement fee; however, exceptions have been made on a case-by-case basis, increasing the maximum potential liability to agreed-upon amounts at the time the contract is entered into or unlimited liability. We have never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these warranties, and as a result, management believes the estimated fair value of these warranties is minimal. Accordingly, there are no liabilities recorded for these warranties as of June 30, 2019 or December 31, 2018.
16. Subsequent Events
Acquisition of Monotype
On July 25, 2019, the Company’s Board of Directors approved and management executed a definitive agreement with a private equity firm, to acquire all outstanding shares of the Company’s common stock for $
19.85
per share in cash, or approximately $
825
million (the “Transaction”). The Transaction is subject to shareholder approval and other customary closing conditions.

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
Overview
We are a leading global provider of design assets, technology and expertise that are designed to enable the best user experiences, ensure brand integrity and help companies engage their best customers. We empower expression and engagement for creatives, designers, engineers and marketers at the world’s most revered brands. Monotype is home to some of the world’s most well-known typeface collections. We provide high-quality creative assets and technology solutions to marketers and content creators that empower our customers to achieve global brand fidelity and drive consistent user experiences across a wide variety of devices and online media. Along with our custom type services, our solutions enable consumers and professionals to express their creativity, while our tools and technologies improve creative workflows and maximize efficiency as content is published or distributed. Our solutions provide worldwide language coverage and high-quality text, and our embedded solutions support compelling user interfaces. We offer more than 13,000 typeface designs, and include some of the world’s most widely used designs, such as the Times New Roman
®
, Helvetica
®
, Frutiger
®
, ITC Franklin Gothic
™
, FF Meta and Droid
™
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

Geographic revenue, which is based on the geographic location of our customers, is in the table below:

	Three Months Ended June 30,
	2019		2018
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$34,396	54.4%	$27,086	44.6%
Japan	9,748	15.4	11,718	19.3
Europe, Middle East and Africa (EMEA)	13,934	22.0	15,060	24.8
Rest of World	5,158	8.2	6,823	11.3

Total	$63,236	100.0%	$60,687	100.0%

	Six Months Ended June 30,
	2019		2018
	Sales	% of Total	Sales	% of Total
	(In thousands, except percentages)
United States	$57,612	50.3%	$51,971	44.3%
Japan	19,382	16.9	23,370	19.9
Europe, Middle East and Africa (EMEA)	27,391	23.9	30,064	25.6
Rest of World	10,207	8.9	11,965	10.2

Total	$114,592	100.0%	$117,370	100.0%

For the three months ended June 30, 2019 and 2018, revenue from customers outside the United States comprised 45.6% and 55.4%, respectively, of our total revenue. For the six months ended June 30, 2019 and 2018, revenue from customers outside the United States comprised 49.7% and 55.7%, respectively, of our total revenue. We expect that sales to international customers will continue to represent a substantial portion of our revenue for the foreseeable future. Future international revenue will depend on the continued use and expansion of our products worldwide.
We derive a significant portion of OEM revenue from a limited number of customers, in particular manufacturers of laser printers and consumer electronic devices. For the three months ended June 30, 2019 and 2018, our top ten licensees by revenue, most of which are OEM customers, accounted for approximately 34.9% and 23.8% of total revenue, respectively. One customer accounted for 14.9% of total revenue for the three months ended June 30, 2019. No one customer accounted for more than 10% of total revenue for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, our top ten licensees by revenue accounted for approximately 28.6% and 22.2% of total revenue, respectively. No one customer accounted for more than 10% of revenue for the six months ended June 30, 2019 or 2018. If we are unable to maintain relationships with major customers or establish relationships with new customers, our licensing revenue will be adversely affected.
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
10-K
for the year ended December 31, 2018.
Results of Operations for the Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018
License revenue	$54,136	$48,093	$6,043
Service revenue	9,100	12,594	(3,494)
Cost of revenue—license	8,231	7,282	949
Cost of revenue—service	2,759	2,674	85

License revenue increased primarily due to a large multi-year agreement with one of our display imaging customers signed in the second quarter of 2019. This was partially offset by a decline in printer revenue. Service revenue decreased in the three months ended June 30, 2019, as compared to the same period in 2018, mainly due to increased customer churn in the last half of 2018. Gross profit from license revenue, before amortization of acquired technology, was consistent at 84.8% and 84.9% in the three months ended June 30, 2019 and 2018, respectively. Gross profit from service revenue, before amortization of acquired technology, decreased to 69.7% in the second quarter of 2019, as compared to 78.8% in the same period in 2018. See further discussion below for additional information regarding our period over period revenue and cost of revenue.
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

The following table sets forth items in the unaudited condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Revenue:
Creative Professional	55.7%	63.3%
OEM	44.3	36.7

Total revenue	100.0	100.0
Cost of revenue	17.4	16.4
Cost of revenue—amortization of acquired technology	1.3	1.4

Total cost of revenue	18.7	17.8

Gross profit	81.3	82.2
Marketing and selling	29.4	33.1
Research and development	10.7	14.0
General and administrative	18.3	19.5
Restructuring	0.1	10.5
Amortization of other intangible assets	1.3	1.6

Total operating expenses	59.8	78.7

Income from operations	21.5	3.5
Interest expense, net	1.1	1.4
Other	0.3	(1.1)

Total other expense	1.4	0.3
Income before provision from income taxes	20.1	3.2
Provision from income taxes	3.8	2.1

Net income	16.3%	1.1%

The following discussion compares the three months ended June 30, 2019 with the three months ended June 30, 2018.
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

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018
Creative Professional	$35,225	$38,417	$(3,192)
OEM	28,011	22,270	5,741

Total revenue	$63,236	$60,687	$2,549

Revenue
Revenue was $63.2 million and $60.7 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $2.5 million, or 4.2%.
Creative Professional revenue was $35.2 million and $38.4 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $3.2 million, or 8.3%, due to a decline in certain SAAS-based revenue and web-based
sales mainly due to increased customer churn in the last half of 2018, partially offset by growth in sales to enterprise customers.
OEM revenue increased $5.8 million, or 25.8%, to $28.0 million for the three months ended June 30, 2019, from $22.2 million for the three months ended June 30, 2018. Revenue from our display imaging customers increased as a result of earning a fixed fee upon a delivery of a large multi-year license customer agreement. This increase was partially offset by a decline in printer revenue. Revenue from our printer imaging OEM customers decreased period over period partially due to lower fixed fee contract revenue. We expect there to be continued volatility in periodic revenue based on the timing and duration of fixed-fee term licenses with our customers.

Cost of Revenue and Gross Profit
Cost of revenue, excluding amortization of acquired technology, was $11.0 million and $10.0 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $1.0 million, or 10.4%. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 17.4% and 16.4% of total revenue in the three months ended June 30, 2019 and 2018, respectively. The increase in cost of revenue, excluding amortization of acquired technology, is mainly due to higher associated costs with certain of our OEM product mix and partially due to an increase in revenue, period over period.
The portion of cost of revenue consisting of amortization of acquired technology was $0.8 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.1 million, or 2.0%.
Gross profit in the three months ended June 30, 2019 decreased 0.9% to 81.3% of sales, as compared to 82.2% of sales in the same period in 2019, mainly due lower margins on OEM revenue, as described above.
Operating Expenses
Marketing and Selling.
Marketing and selling expense was $18.6 million and $20.1 million in the three months ended June 30, 2019 and 2018, respectively, a decrease of $1.5 million, or 7.5%. Personnel and personnel related expenses decreased $1.5 million, period over period, mainly due to our restructuring actions in the second and fourth quarters of 2018. Targeted marketing spending decreased in the second quarter of 2019, as compared to the same period in 2018, due to portfolio decisions around discretionary programs, which was offset by higher rent expense stemming from headcount changes, period over period.
Research and Development.
Research and development expense decreased $1.7 million, or 20.0%, to $6.8 million in the three months ended June 30, 2019, as compared to $8.5 million in the three months ended June 30, 2018, mainly due to lower personnel expenses. Personnel and personnel related expenses decreased primarily due to lower headcount from restructuring actions in the second and fourth quarters of 2018.
General and Administrative.
General and administrative expense was $11.6 million and $11.9 million in the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.3 million, or 2.3%. Personnel and personnel related expenses decreased $0.6 million in the second quarter of 2019, as compared to the same period in 2018, primarily due to lower headcount. Outside professional services increased $0.4 million in the second quarter of 2019, as compared to the same period in 2018, due to higher advisor fees related to shareholder activities.
Restructuring.
Restructuring expense decreased $6.3 million, or 99.5%, to $32 thousand in the three months ended June 30, 2019, as compared to $6.4 million in the three months ended June 30, 2018, a result of the restructuring action announced June 2018. See Note 14 for further details.
Amortization of Other Intangible Assets.
Amortization of other intangible assets was $0.8 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.2 million, or 14.1%, mainly due to the write off intangible assets associated with the Swyft business in the second quarter of 2018.
Interest Expense, Net
Interest expense, net of interest income was $0.7 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.1 million, or 12.6%, mainly due to a reduction in the balance outstanding under our revolving line of credit and partially due to a decrease in interest rates.
Other
Other was an expense of $0.2 million and income of $0.6 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.8 million, or 137.8%, mainly due to currency fluctuations on our foreign denominated receivables and payables.
Provision for (Benefit from) Income Taxes
For the three months ended June 30, 2019 and 2018, our effective tax rate was a provision of 18.7% and a provision of 64.7%, respectively, primarily due to the following:

•	The impact of foreign earnings increased our effective tax rate by 3.2% in the second quarter of 2019, as compared to 40.1% in the same period in 2018, due to our ability to better utilize foreign tax credits and to limit the amount of U.S. tax related to income subject to the Global Intangible Low Taxed Income (“GILTI”) provisions. In the prior period, these provisions of the Tax Cuts and Jobs Act (“The Act”) resulted in a significantly higher effective tax rate on foreign earnings due to limitations on the Company’s ability to utilize foreign tax credits.

•	The Company has reflected a reduction in its valuation allowance for foreign tax credits, resulting in a benefit of 10.2%, related to the amount of foreign tax credit carryforwards that the Company is estimating that it will be able to utilize based on 2019 taxable income. In the same period in 2018, there was no change to the valuation allowance.

Results of Operations for the Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue and cost of revenue, bifurcated into license and service, is as follows:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
License revenue	$96,008	$93,960	$2,048
Service revenue	18,584	23,410	(4,826)
Cost of revenue—license	15,033	16,894	(1,861)
Cost of revenue—service	5,560	5,498	62

License revenue increased primarily due a large multi-year agreement with one of our display imaging customers mostly offset by a decline in printer revenue. Service revenue decreased in the six months ended June 30, 2019, as compared to the same period in 2018, mainly due to increased customer churn in the last half of 2018. Gross profit from license revenue, before amortization of acquired technology, was consistent at 84.8% and 84.9% in the six months ended June 30, 2019 and 2018, respectively. Gross profit from service revenue, before amortization of acquired technology, decreased to 69.7% in the first half of 2019, as compared to 78.8% in the same period in 2018. See further discussion below for additional information regarding our period over period revenue and cost of revenue. Gross profit from license revenue, before amortization of acquired technology, increased to 84.3% from 82.0%. The increase is primarily due to a large agreement with one of our display imaging customers in the six months ended June 30, 2019. Gross profit from service revenue, before amortization of acquired technology, decreased to 70.1% from 76.5%. See further discussion below for additional information regarding our period over period revenue and cost of revenue.
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

	Six Months Ended June 30,
	2019	2018
Revenue:
Creative Professional	59.3%	62.6%
OEM	40.7	37.4

Total revenue	100.0	100.0
Cost of revenue	18.0	19.1
Cost of revenue—amortization of acquired technology	1.5	1.4

Total cost of revenue	19.5	20.5

Gross profit	80.5	79.5
Marketing and selling	31.2	34.2
Research and development	12.4	15.2
General and administrative	20.6	23.4
Restructuring	—	5.6
Amortization of other intangible assets	1.4	1.7

Total operating expenses	65.6	80.1

Income (loss) from operations	14.9	(0.6)
Interest expense, net	1.3	1.3
Other	0.4	(0.5)

Total other expense	1.7	0.8
Income (loss) before benefit from income taxes	13.2	(1.4)
Provision (benefit) from income taxes	1.9	(1.0)

Net income (loss)	11.3%	(0.4)%

The following discussion compares the six months ended June 30, 2019 with the six months ended June 30, 2018.
Revenue by Market
The following table presents revenue for these two principal markets (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018
Creative Professional	$67,988	$73,415	$(5,427)
OEM	46,604	43,955	2,649

Total revenue	$114,592	$117,370	$(2,778)

Revenue
Revenue was $114.6 million and $117.4 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2.8 million, or 2.4%.
Creative Professional revenue was $68.0 million and $73.4 million for the six months ended June 30, 2019, as compared to the same period in 2018, a decrease of $5.4 million, or 7.4%, due to a decline in certain SAAS-based revenue and web-based
sales mainly due to increased customer churn in the last half of 2018.
OEM revenue was $46.6 million and $44.0 million for the six months ended June 30, 2019, as compared to the same period in 2018, an increase of $2.6 million, or 6.0%, primarily as a result of earning a fixed fee upon delivery of a large multi-year license contract with one of our display imaging customers. This increase was partially offset by a decline in printer revenue. Revenue from our printer imaging OEM customers decreased period over period partially due to lower fixed fee contract revenue. We expect there to be continued volatility in periodic revenue based on the timing and duration of fixed-fee term licenses with our customers.

Cost of Revenue and Gross Profit
Cost of revenue excluding amortization of acquired technology decreased $1.8 million, or 8.0%, to $20.6 million in the six months ended June 30, 2019 as compared to $22.4 million in the six months ended June 30, 2018. In the first half of 2018, there was $2.2 million of non-recurring
royalty expense in connection with the adoption of ASC 606, which was partially offset by higher associated costs with our Creative Professional revenue in the first half of 2019. As a percentage of sales, cost of revenue, excluding amortization of acquired technology, was 18.0% and 19.1% of total revenue in the six months ended June 30, 2019 and 2018, respectively, a decline of 1.1%.
Amortization of acquired technology was unchanged at $1.7 million for both the six months periods June 30, 2019 and 2018.
Gross profit was 80.5% and 79.5% of sales in the six months ended June 30, 2019 and 2018, respectively, an increase of 1.0 percentage point. The increase in gross profit in the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to the one-time
additional
non-recurring
royalty expense in the prior period that did not occur in the current period, partially offset by lower margins on Creative Professional revenue, as described above.
Operating Expenses
Marketing and Selling.
Marketing and selling expense was $35.7 million and $40.2 million in the six months ended June 30, 2019 and 2018, a decrease of $4.5 million, or 11.1%. Personnel and personnel related expenses decreased $3.9 million in the first half of 2019, as compared to the same period in 2018, mainly due to lower headcount during the first half of 2019 from our restructuring actions in the second and fourth quarters of 2018. Targeted marketing spending decreased $0.7 million in the six months ended June 30, 2019, as compared to the same period in 2018, due to portfolio decisions around discretionary programs, which was partially offset by higher rent expense of $0.3 million stemming from headcount changes, period over period.
Research and Development.
Research and development expense decreased $3.6 million, or 20.0%, to $14.2 million in the six months ended June 30, 2019, as compared to $17.8 million in the same period in 2018 primarily due to lower personnel expenses. Personnel and personnel related expenses decreased $3.4 million in the six months ended June 30, 2019, as compared to the same period in 2018, mainly due to lower headcount from restructuring actions in the second and fourth quarters of 2018.
General and Administrative.
General and administrative expense decreased $3.9 million, or 14.1% to $23.6 million in the six months ended June 30, 2019, as compared to $27.5 million in the same period in 2018. Outside consulting and legal expenses decreased $2.8 million in the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to the additional expenses incurred in the prior period related to shareholder activities. Personnel expenses decreased $1.0 million in the six months ended June 30, 2019, as compared to the same period in 2018, mainly due to lower headcount.
Restructuring.
Restructuring expense decreased $6.6 million, or 99.9%, to $8 thousand in the six months ended June 30, 2019, as compared to $6.6 million in the six months ended June 30, 2018, a result of the restructuring action announced June 2018. See Note 14 for further details.
Amortization of Other Intangible Assets.
Amortization of other intangible assets was $1.7 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.3 million, or 16.5%, mainly due to the write off intangible assets associated with the Swyft business in the second quarter of 2018.
Interest Expense, Net
Interest expense, net of interest income was unchanged at $1.5 million for both the six months ended June 30, 2019 and 2018.
Other
Other was an expense of $0.4 million and income of $0.5 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.9 million, or 176.8%, mainly due to currency fluctuations on our foreign denominated receivables and payables.

Provision for Income Taxes
For the six months ended June 30, 2019 and 2018, our effective tax rate was a provision of 14.7% and a provision of 70.3%, respectively, primarily due to the following:
•	The impact of foreign earnings increased our effective tax rate by 3.3% in the six months ended June 30, 2019, as compared to 26.4% in the same period in 2018, due to our ability to better utilize foreign tax credits and to limit the amount of U.S. federal tax related to income subject to the GILTI provisions. In the prior period, these provisions of The Act resulted in a significantly higher effective tax rate on foreign earnings due to limitations on the Company’s ability to utilize foreign tax credits.

•	The Company has reflected a reduction in its valuation allowance for foreign tax credits, resulting in a benefit of 10.2%, related to the amount of foreign tax credit carryforwards that the Company is estimating that it will be able to utilize based on 2019 taxable income. There was no such reduction in the prior period.

•
Non-deductible
expenses added 2.2% to the effective tax rate for the six months ended June 30, 2019, as compared to 14.2% for the same period in 2018, a result of the acceleration of the final payment of deferred compensation to the founders of Swyft in June 2018 and to two of the founders of Olapic in December 2018. As a result of those payments, the total amount of non-deductible
compensation in the current period is reduced. In addition, the impact of these items as a percentage of pre-tax income is lower due to higher pre-tax income.

Recently Issued Accounting Pronouncements
Information concerning recently issued accounting pronouncements may be found in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2019 and 2018
Since our inception, we have financed our operations primarily through cash from operations, private and public stock sales and long-term debt arrangements, as described below. We believe our existing cash and cash equivalents, cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least one year from the issuance of these financial statements. At June 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $47.8 million and a $200.0 million revolving credit facility, of which there was $65.0 million of outstanding borrowings. On May 3, 2018, our Board of Directors approved a share repurchase program of up to $25.0 million of our outstanding common stock, which permitted purchases through June 7, 2019. In the six months ended June 30, 2019, we used $7.7 million in cash to purchase the remaining shares outstanding under the plan. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion and future acquisitions we might undertake.
The following table presents our cash flows from operating activities, investing activities and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$17,101	$3,319
Net cash used in investing activities	(811)	(2,285)
Net cash used in financing activities	(28,651)	(16,720)
Effect of exchange rates on cash, cash equivalents and restricted cash	18	(304)

Total decrease in cash, cash equivalents and restricted cash	$(12,343)	$(15,990)

Operating Activities
We generated $17.1 million in cash from operations during the six months ended June 30, 2019. Net income, after adjusting for non-cash items such as depreciation and amortization, loss on extinguishment of debt, loss on retirement of assets, amortization of deferred financing costs, accreted interest, stock based compensation, provision for doubtful accounts, deferred income taxes, and unrealized currency gain on foreign denominated intercompany transactions, generated $29.6 million in cash. Decreased accrued expenses used $9.7 million in cash, primarily a result of the payment of 2018 accrued variable compensation. Increased deferred revenue and decreased accounts receivable generated $9.1 million in cash as a result of customer payments received. Prepaid expenses and other assets used $7.3 million in cash, mainly due to an increase in long-term unbilled receivables from a large multi-year customer agreement, in addition to $0.2 million of prepaid software license renewals and $0.9 million of capitalized financing costs in connection with the new Credit Facility. Increased tax refunds receivable combined with decreased accrued income taxes used $4.6 million during the six months ended June 30, 2019.
Variations in operating cash flows occur from
time-to-time,
because our enterprise customers make upfront payments on subscription revenue or conversely may enter into multi-year license agreements with future billing installments of the earned consideration. These payments are required under the terms of our license agreements and can cause large fluctuations in accounts receivable, other assets and deferred revenue. The timing and extent of such payments may significantly impact our cash balances.
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
Accrued expenses and accounts payable used $9.9 million, inclusive of large non-recurring
payments of deferred compensation of $7.0 million, additional royalty payments resulting from the adoption of ASC 606 of $2.1 million and payment of investor relations advisor fees of $2.2 million. In addition we paid 2017 accrued variable compensation, offset by additional restructuring accruals. Decreased deferred revenue and increased accounts receivable generated $5.6 million in cash, primarily a result of customer payments received, net of an increase in unbilled receivables due to the adoption of ASC 606. Increased prepaid expense and other assets used $4.0 million in cash, mainly due to an increase in long term unbilled receivables and capitalized contract costs related to the adoption of ASC 606. Accrued income taxes used $1.0 million during the six months ended June 30, 2018.
Investing Activities
During the six months ended June 30, 2019, we used $0.8 million in investing activities mainly for the purchase of property and equipment. During the six months ended June 30, 2018, we used $2.3 million in investing activities mainly for the purchase of property and equipment.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2019 was $28.7 million. We received cash from the exercise of stock options of $0.3 million. We paid cash dividends of $9.6 million, and paid $10.2 million on our outstanding revolving line of credit. We also purchased $7.7 million in treasury stock and paid $1.5 million in employee taxes on shares withheld in the six months ended June 30, 2019. Cash used in financing activities for the six months ended June 30, 2018 was $16.7 million. We received cash from exercises of stock options of $3.4 million. We paid cash dividends of $9.6 million and we paid $8.0 million on our outstanding revolving line of credit. We also purchased $1.0 million of treasury stock in the six months ended June 30, 2018 and paid $1.5 million in employee taxes on shares withheld in the six months ended June 30, 2018.
Dividends
On April 18, 2019, our Board of Directors approved a $0.116 per share quarterly cash dividend on our outstanding common stock. The record date was July 1, 2019 and the dividend was paid to shareholders of record on July 19, 2019.
Credit Facility
On March 22, 2019, the Company entered into a new credit agreement (the “New Credit Agreement”) by and among the Company, the Company’s subsidiary, Monotype Imaging Inc., (“the Borrower”), any financial institution that becomes a Lender and Bank of America, N.A., as administrative agent. Pursuant to the New Credit Agreement the Lenders have agreed to provide the Borrower with a five-year $200.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility permits the Company to request that the Lenders, at their election, increase the secured credit facility to a maximum of $300.0 million. The Credit Facility provides more flexibility in addition to an increased borrowing capacity and extended terms, as defined above. The New Credit Agreement replaced the Company’s existing $150.0 million revolving credit facility (the “Original Credit Agreement”) by and between the Company and Silicon Valley Bank. The Original Credit Agreement was terminated effective March 22, 2019 and was scheduled to expire on September 15, 2020. The Company had $75.0 million outstanding under the Original Credit Agreement at December 31, 2018. Available borrowings under the Original Credit Agreement were reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $74.5 million available for borrowings at December 31, 2018. At June 30, 2019, the Company had $65.0 million outstanding under the Credit Facility. Available borrowings under the Credit Facility have been reduced by approximately $0.5 million for one standby letter of credit issued in connection with a facility lease agreement, leaving $134.5 million available for borrowings at June 30, 2019.

Borrowings under the Credit Facility bear interest through March 21, 2024 at a variable rate per annum equal to LIBOR plus between 1.0% and 1.625%, or at the Borrower’s option, the higher of (i) the prime rate as announced by Bank of America and (ii) 0.5% plus the overnight federal funds rate, plus in each case, between 0.0% and 0.625%, with the exact interest rate margin determined based on the consolidated leverage ratio. At June 30, 2019, our rate, inclusive of applicable margins, was 3.3% for LIBOR. At December 31, 2018, our rate under the Original Credit Agreement, inclusive of applicable margins, was 4.3% for LIBOR. The Company is required to pay a commitment fee, based on the consolidated leverage ratio, equal to 0.175%, 0.20%, 0.225% or 0.25% per annum on the undrawn portion available under the revolving credit facility and variable per annum fees in respect of outstanding letters of credit. In connection with the New Credit Agreement, the Company incurred closing and legal fees of approximately $0.9 million, which have been accounted for as deferred financing costs and will be amortized to interest expense over the term of the New Credit Agreement. In addition, $34.0 thousand of unamortized deferred financing costs associated with the pro-rata
share of prior loan syndicate lenders that did not participate in the new facility were written off and charged to other expense in the first quarter of 2019.
The New Credit Agreement includes financial covenants which require the Company to maintain (i) a consolidated leverage ratio of no greater than 3.25 to 1.0 or, upon a qualified acquisition subject to certain conditions, 3.75 to 1.0 and (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.0. At June 30, 2019, our consolidated leverage ratio was 0.59 to 1.0 and our consolidated interest coverage ratio was 21.38 to 1.0. The New Credit Agreement also contains customary affirmative and negative covenants for transactions of this type and other affirmative and negative covenants agreed to by the parties, including, among others, limits on the Company and its subsidiaries’ ability to incur debt or liens, engage in sale-leaseback transactions, make loans, investments and acquisitions, incur additional indebtedness, engage in mergers, enter into asset sales, transact with affiliates and alter its business. Adjusted EBITDA, under the Credit Facility, is defined as consolidated net earnings (or loss), plus net interest expense, income taxes, depreciation and amortization, and share based compensation expense, plus acquisition expenses not to exceed $2.0 million, minus capitalized research and development expense, plus restructuring, issuance costs, cash non-operating
costs and other expenses or losses minus cash
non-operating
gains and other
non-cash
gains; provided, however that the aggregate of all cash
non-operating
expense shall not exceed 10% of Consolidated EBITDA. The New Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults. Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the New Credit Agreement to declare all amounts borrowed under the New Credit Agreement, together with accrued interest and fees, to be immediately due and payable. The obligations of the Borrower under the Credit Facilities are unconditionally guaranteed by the Company and certain subsidiaries and secured by a lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to limited exceptions and exclusions.
The Credit Facility also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business, and we were in compliance with all covenants under our Credit Facility as of June 30, 2019.
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
In our quarterly earnings press releases and conference calls, in addition to Adjusted EBITDA and net adjusted EBITDA as discussed above, we discuss another key measure that is not calculated according to GAAP. This non-GAAP
measure is
non-GAAP
earnings per diluted share, which is defined as earnings per diluted share before amortization of acquired intangible assets, stock based compensation expenses, acquisition-related compensation and one-time
non-recurring
expenses. We use
non-GAAP
earnings per diluted share as one of our principal indicators of the operating performance of our business. We use non-GAAP
earnings per diluted shares in internal forecasts, supplementing the financial results and forecasts reported to our board of directors and evaluating short-

term and long-term operating trends in our operations. We believe that non-GAAP
earnings per diluted share permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period
without direct correlation to underlying operating performance. We believe that these non-GAAP
financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. We believe that trends in our non-GAAP
earnings per diluted share may be valuable indicators of our operating performance.
The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP operating financial measure, to net adjusted EBITDA as used by management (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$10,307	$695	$12,967	$(504)
Interest expense, net	698	799	1,469	1,527
Other (income) expense, net	239	(633)	445	(535)
Provision (benefit) for income taxes	2,376	1,274	2,237	(1,191)

Income (loss) from operations	13,620	2,135	17,118	(703)
Depreciation and amortization	3,168	3,198	6,337	6,447
Stock based compensation (1)	3,879	4,590	8,098	8,837
Acquisition-related compensation (2)	166	1,084	333	2,273
Non-recurring expenses (3)	743	6,376	719	11,490

Net adjusted EBITDA (5)	$21,576	$17,383	$32,605	$28,344

The following table presents a reconciliation from net income (loss) per diluted share, which is the most directly comparable GAAP measure, to non-GAAP
earnings per diluted share as used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP income (loss) per diluted share	$0.25	$0.02	$0.31	$(0.01)
Amortization, net of tax of $0.01, $0.01, $0.01 and $0.02, respectively	0.04	0.03	0.07	0.07
Stock based compensation, net of tax of $0.02, $0.02, $0.03 and $0.03, respectively (1)	0.08	0.10	0.17	0.18
Acquisition-related compensation, net of tax of $0.00, $0.00, $0.00 and $0.00, respectively (2)	0.00	0.03	0.01	0.05
Non-recurring expenses, net of tax of $0.00, $0.04, $0.00 and $0.07, respectively (4)	0.01	0.12	0.01	0.22

Non-GAAP earnings per diluted share (6)	$0.38	$0.30	$0.57	$0.51

(1)	For the three and six months ended June 30, 2018, $1.4 million, or $0.03 per share, of stock based compensation expense was reversed as a result of forfeitures of awards by employees included in the restructuring plan. This non-recurring
amount has been included in restructuring expenses.

(2)	For the three months ended June 30, 2019, the amount includes $0.2 million, or $0.00 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition. For the three months ended June 30, 2018, the amount includes $0.9 million, or $0.02 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.2 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement. For the six months ended June 30, 2019, the amount includes $0.3 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition. For the six months ended June 30, 2018, the amount includes $1.8 million, or $0.04 per share, of expense associated with the deferred compensation arrangement resulting from the Olapic acquisition and $0.5 million, or $0.01 per share, of expense associated with the deferred compensation arrangement resulting from the Amendment to the Swyft Merger Agreement.

(3)	For the three months ended June 30, 2019, the amount primarily includes $0.7 million of certain advisor fees related to shareholder activities. For the three months ended June 30, 2018, the amount includes $6.4 million of restructuring expenses. For the six months ended June 30, 2019, the amount primarily includes $0.7 million of certain advisor fees related to shareholder activities. For the six months ended June 30, 2018, the amount includes $2.7 million of certain advisor fees related to shareholder activities, $2.2 million of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $6.6 million of restructuring expenses.

(4)	For the three months ended June 30, 2019, the amount primarily includes $0.5 million, or $0.01 per share, net of tax, of certain advisor fees related to shareholder activities. For the three months ended June 30, 2018, the amount includes $4.9 million, or $0.12 per share, net of tax, of restructuring expenses. For the six months ended June 30, 2019, the amount primarily includes $0.5 million, or $0.01 per share, net of tax, of certain advisor fees related to shareholder activities. For the six months ended June 30, 2018, the amount includes $2.1 million, or $0.06 per share, net of tax, of certain advisor fees related to shareholder activities, $1.7 million, or $0.04 per share, net of tax, of royalty expenses, recorded in cost of sales, associated with revenue that was not recognized under ASC 606 and $5.0 million, or $0.12 per share, net of tax, of restructuring expenses.

(5)	Net adjusted EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as income (loss) from operations and net income (loss). Net adjusted EBITDA as an operating performance measure has material limitations since it excludes the statement of income impact of depreciation and amortization expense and stock based compensation and therefore does not represent an accurate measure of profitability. We have significant intangible assets and amortization expense is a meaningful element in our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation. Stock based compensation and the associated expense has a meaningful impact on our financial statements and therefore its exclusion from net adjusted EBITDA is a material limitation.
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

Other Liquidity Matters
Contractual Obligations
The table below summarizes our operating lease contractual obligations at June 30, 2019 and the effects of such obligations on liquidity and cash flow in future years (in thousands). There is no change in our other contractual obligations from those disclosed in Part II, Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2018.

Contractual Obligations	Total	July 2019 - June 2020	July 2020 - June 2022	July 2012 - June 2024	Thereafter
Operating leases	$17,270	$4,250	$7,283	$3,924	$1,813

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risk, including interest rate risk and foreign currency exchange risk.
Concentration of Revenue and Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of bank deposits. Deposits of cash held outside the United States totaled approximately $19.1 million and $21.1 million at June 30, 2019 and December 31, 2018, respectively.
We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of June 30, 2019 and December 31, 2018, one customer individually accounted for 12.5% and 10.8% of our gross accounts receivable, respectively. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. Our Creative Professional business consists of a higher volume of lower dollar value transactions. Accordingly, as the percent of Creative Professional revenue increases in relation to total revenue, we expect the average time to collect our accounts receivables, and our overall accounts receivables balances, to increase.
One customer accounted for 14.9% of total revenue for the three months ended June 30, 2019. No one customer accounted for more than 10% of total revenue for the three months ended June 30, 2018 or for the six months ended June 30, 2019 or 2018.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our long-term debt. At June 30, 2019 and December 31, 2018, the Company had borrowings under our revolving Credit Facility of $65.0 million and $75.0 million, respectively. The interest rate on our Credit Facility fluctuates with either the prime rate or the LIBOR interest rate and at June 30, 2019, our rate, inclusive of applicable margins, was 3.3% for LIBOR. For the six months ended June 30, 2019, a 10% increase in the rate would have increased our annual interest expense by $0.2 million.
Foreign Currency Exchange Rate Risk
In accordance with ASC Topic No. 830,
Foreign Currency Matters
, or ASC 830, all assets and liabilities of our foreign subsidiaries whose functional currency is a currency other than U.S. dollars are translated into U.S. dollars at an exchange rate as of the balance sheet date or historical rates, as appropriate. Revenue and expenses of these subsidiaries are translated at the average monthly exchange rates. The resulting translation adjustments as calculated from the translation of our foreign subsidiaries to U.S. dollars are recorded as a separate component of comprehensive income.
For the three months ended June 30, 2019 and 2018, revenue from customers outside the United States, primarily EMEA and Japan, comprised 45.6% and 55.4%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $1.8 million, decreased expenses by $1.8 million and left operating income unchanged for the three months ended June 30, 2019. For the six months ended June 30, 2019 and 2018, revenue from customers outside the United States, primarily EMEA and Japan, comprised 49.7% and 55.7%, respectively, of our total revenue. An effect of a 10% strengthening of the British pound sterling, the Euro, Japanese yen and/or Argentine peso, relative to the U.S. dollar, would have decreased our revenues by $3.5 million, decreased expenses by $3.5 million and left operating income unchanged for the six months ended June 30, 2019. The sensitivity analysis assumes that all currencies move in the same direction at the same time and the ratio of
non-U.S.
dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We incur foreign currency exchange gains and losses related to certain customers that are invoiced in U.S. dollars, but who have the option to make an equivalent payment in their own functional currencies at a specified exchange rate as of a specified date. In the period from that date until payment in the customer’s functional currency is received and converted into U.S. dollars, we can incur realized gains and losses. We also incur foreign currency exchange gains and losses on certain intercompany assets and liabilities denominated in foreign currencies. We are currently utilizing
30-day
forward contracts to mitigate our exposure on these currency fluctuations. Any increase or decrease in the fair value of the forward contracts is offset by the change in the value of the hedged assets of our consolidated foreign affiliate. At June 30, 2019, we had one
30-day
forward contract to sell 2.7 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value. At December 31, 2018, we had one
30-day
forward contract to sell 2.7 million British pound sterling and to purchase $3.4 million that together, had an immaterial fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
 13a-15(e)
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during and as of the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part I. OTHER INFORMATION
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
Unregistered Sales of Equity Securities
None.
(b)
Use of proceeds
Not applicable.

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases by the Company during the quarter ended June 30, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Monotype Imaging Holdings Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2019 to April 29, 2019 (1)(2)(3)	81,496	$13.88	55,428	$777
May 3, 2019 to May 31, 2019 (1)	33,475	$—	—	$—
June 2, 2019 to June 30, 2019 (1)(2)	95,928	$2.96	—	$—

Total	210,899	$6.72	55,428	$—

(1)	The Company repurchased unvested restricted stock in accordance with either the Third Amended and Restated 2007 Stock Option and Incentive Plan, “2007 Award Plan” or the 2010 Inducement Plan. The price paid by the Company was determined pursuant to the terms of either the 2007 Award Plan or the 2010 Inducement Plan and related restricted stock agreements.

(2)	The Company withheld 2,263 shares and 17,472 shares of vested restricted stock to satisfy the payment of taxes associated with the awards’ vesting in April and June, respectively.

(3)	The Company purchased shares of common stock in accordance with its share repurchase program announced on May 3, 2018. The Company purchased the shares on the open market at prevailing prices.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form
 10-Q
and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Listed and indexed below are all exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Principal Accounting Officer.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOTYPE IMAGING HOLDINGS INC.
Date: July 26, 2019	By:	/s/ Scott E. Landers
Scott E. Landers
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Accounting Officer)